Form 10-K
period 2007-12-31
Diversified Restaurant Holdings, Inc.
filed 2008-04-24
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission File No. 333-145316

DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21751 W. Eleven Mile Road
Suite 208
Southfield, Michigan	48076
(Address of principal executive offices)	(zip code)

This filing contains only financial statements for the year ended December 31, 2007 in accordance with Rule 15d-2 of the Securities Exchange Act of 1934.

Registrant's telephone number, including area code: (248) 223-9160

____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

_____________________________________________

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2007 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2007 17,930,000 shares of the Company's $.0001 par value common stock were issued and outstanding.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

3

Consolidated Financial Statements for the Years Ended

December 31, 2007 and 2006

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Stockholders’ Equity

6

Consolidated Statements of Cash Flows

7

Notes to Consolidated Financial Statements

8 - 20

* * * * *

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Restaurant Holdings, Inc.

Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson

Rehmann Robson, P.C.

Troy, Michigan

April 14, 2008

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS		December 31
	2007		2006
Current assets
Cash and cash equivalents	$ 275,728		$1,070,075
Accounts receivable - related party	130,429		105,747
Inventory	35,750		-
Prepaid expenses and other assets	134,244		3,305

Total current assets	576,151		1,179,127

Property and equipment, net	3,328,611		25,934

Deferred income taxes	79,181		-

Total assets	$3,983,943		$1,205,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 227,300		$ -
Accounts payable	212,007		-
Accrued liabilities	243,435		37,120
Notes payable - related party	12,000		200,000

Total current liabilities	694,742		237,120

Long-term debt, less current portion	2,504,651		-

Total liabilities	3,199,393		237,120

Commitments and contingencies (Notes 3, 4, 7, and 8)

Stockholders' equity (Note 5)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 17,930,000 shares issued and outstanding	1,793		1,793
Additional paid-in capital	991,603		977,932
Accumulated deficit	(208,846)		(11,784)

Total stockholders' equity	784,550		967,941

Total liabilities and stockholders' equity	$3,983,943		$1,205,061

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended December 31
	2007		2006
Revenue
Management and advertising fees	$ 1,726,834		$ 1,524,559
Food and beverage sales	1,680,334		-

Total revenue	3,407,168		1,524,559

Operating expenses
Compensation costs	1,356,632		743,861
Food and beverage costs	481,651		-
General and administrative	1,545,105		613,813
Occupancy	139,590		29,493
Depreciation and amortization	112,643		7,744

Total operating expenses	3,635,621		1,394,911
Operating (loss) profit	(228,453)		129,648
Other expense, net	(47,790)		(8,926)
(Loss) income before income taxes	(276,243)		120,722

Income tax benefit	79,181		-

Net (loss) income	$ (197,062)		120,722
Proforma income taxes			30,440
Proforma net income			$ 90,282

Basic (loss) earnings per share - as reported	$ (0.015)		$ 0.007
Fully diluted (loss) earnings per share - as reported	$ (0.015)		$ 0.004
Basic earnings per share - proforma			$ 0.005
Fully diluted earnings per share - proforma			$ 0.003

Weighted average number of common shares
outstanding (Note 1)
Basic	17,930,000		17,930,000
Diluted	17,930,000		28,880,000

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances - January 1, 2006	-	$ -	$ -	$ 45,956	$ 45,956

Common stock issued for membership
interests of AMC Group, LLC
(Notes 1 and 5)	4,500,000	450	178,012	(178,462)	-

Common stock issued to founding
members of management (Note 5)	12,630,000	1,263	-	-	1,263

Common stock issued in
private placement (Note 5)	800,000	80	799,920	-	800,000

Offering costs related to
common stock issued
in private placement (Note 5)	-	-	(145,040)	-	(145,040)

Fair value of common stock purchase
warrants issued (Note 5)	-	-	145,040	-	145,040

Net income	-	-	-	120,722	120,722

Balances - December 31, 2006	17,930,000	1,793	977,932	(11,784)	967,941

Share-based compensation (Note 5)	-	-	13,671	-	13,671

Net loss	-	-	-	(197,062)	(197,062)

Balances - December 31, 2007	17,930,000	$ 1,793	$ 991,603	$ (208,846)	$ 784,550

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006
Cash flows from operating activities
Net (loss) income	$ (197,062)	$ 120,722
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
Depreciation and amortization	112,643	7,744
Share-based compensation	13,671	-
Deferred income tax benefit	(79,181)	-
Common stock subscription receivable	-	1,263
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	(24,682)	(33,398)
Accounts payable	212,007	-
Inventory	(35,750)	-
Prepaid expenses and other assets	(132,102)	(3,224)
Accrued liabilities	206,315	5,581
Related party payables	-	(8,000)

Net cash provided by operating activities	75,859	90,688

Cash flows used in investing activities
Purchases of property and equipment	(3,414,157)	(20,613)

Cash from financing activities
Proceeds from issuance of notes payable - related party	12,000	200,000
Proceeds from issuance of long term debt	2,741,670	-
Repayment of notes payable - related party	(200,000)	-
Repayments of long-term debt	(9,719)	-
Proceeds from issuance of common stock	-	800,000

Net cash provided by financing activities	2,543,951	1,000,000

Net (decrease) increase in cash and cash equivalents	(794,347)	1,070,075

Cash and cash equivalents, beginning of year	1,070,075	-
Cash and cash equivalents, end of year	$ 275,728	$ 1,070,075

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.

Nature of Business

Diversified Restaurant Holdings, Inc. (DRH) and its three wholly owned subsidiaries AMC Group, Inc, (AMC), AMC Wings, Inc. (WINGS), and AMC Burgers, Inc.  (BURGERS) (collectively, the “Company”), develop, own, and operate, as well as render management and marketing services for, Buffalo Wild Wings restaurants located throughout Michigan and Florida and their own restaurant concept, Bagger Dave’s Legendary Burgers and Fries (Bagger Dave’s).

AMC was formed on March 28, 2007 and renders management and marketing services to Buffalo Wild Wings restaurants related to the Company through common ownership and management control; however, are not required to be consolidated for financial reporting purposes.  Services rendered include marketing, restaurant operations, restaurant management consultation, the hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase existing restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc. all of which are 100% owned by WINGS.  These WINGS’ subsidiaries will each own and operate a Buffalo Wild Wings restaurant.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.

BURGERS was also formed on March 12, 2007 and will own Bagger Dave’s restaurants, which is a new concept developed by the Company.  The first Bagger Dave’s restaurant, which opened in January 2008 in Berkley, Michigan, is owned by Berkley Burgers, Inc. which, in turn, is 100% owned by BURGERS.  Also formed during 2007 was Ann Arbor Burgers, Inc.

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

DRH was incorporated on September 25, 2006 as part of a long-term financing and operations plan that contemplates acquisition of various restaurants managed by AMC related through common ownership and management control (see Note 3).  As part of the

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plan, DRH acquired 100% of the ownership interests of the former AMC Group, LLC, effective December 31, 2006 in exchange for the issuance of 4,500,000 shares of its common stock (see Note 5).  The accompanying consolidated financial statements for 2006 include AMC’s results of operations for the entire year as if the acquisition was effective January 1, 2006.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

Management and advertising fees are calculated by applying a percentage as stipulated in a management services agreement to managed restaurant revenues. Revenues derived from management and advertising fees are recognized in the period in which they are earned, which is the period in which the management services are rendered.  Revenues from food and beverage sales are recognized and generally collected at the point of sale.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company, at times throughout the year, may in the ordinary course of business maintain cash balances in excess of federally insured limits.  Management does not believe the Company is exposed to any unusual risks on such deposits.

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at December 31, 2007 and 2006 relate entirely to management and advertising fees charged to the related Buffalo Wild Wings restaurants that are managed by DRH and arise in the ordinary course of business (see Note 3).  Management does not believe any allowances for doubtful accounts are necessary at December 31, 2007 or 2006.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory, which consists mainly of food and beverage products, is valued at the lower of cost determined on the first-in, first-out basis, or market.

Prepaid Expenses and Other Assets

Prepaid expenses consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium.  Other assets consist principally of franchise fees, liquor licenses, and loan fees, which were deferred and are being amortized to operating expense ratably over the term of the related underlying agreement.  Management considers any difference between the straight-line amortization of these expenses and the effective interest method to be insignificant.

Property and Equipment

Property and equipment are stated at cost.  Major improvements and renewals are capitalized, while ordinary maintenance and repairs are expensed.  Management annually reviews these assets to determine whether carrying values have been impaired.

The Company capitalizes as restaurant construction-in-progress costs incurred in connection with the design, build out and furnishing of its owned restaurants.  Such costs consist principally of leasehold improvements, directly related costs such as architectural and design fees, construction period interest (when applicable) and equipment, furniture and fixtures not yet placed in service.

Depreciation and Amortization

Depreciation on non-restaurant equipment, furniture and fixtures is computed using the straight-line method over the estimated useful lives of the related assets which range from five to seven years.  Depreciation on restaurant equipment, furniture and fixtures is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.  Restaurant leasehold improvements are amortized over the shorter of the lease term or the useful life of the related improvement.  Restaurant construction-in-progress is not amortized or depreciated until the related assets are placed into service.

Income Taxes

For 2007, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount expected to be realized.  Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

AMC Group, LLC was organized as a limited liability company during 2006 and was not a taxpaying entity for federal income tax purposes.  As described in Note 6, pro forma income taxes for 2006 are presented.

Earnings (Loss) Per Share (including pro forma earnings per share in 2006)

Earnings (loss) per share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of “basic” and “diluted” earnings per share on the face of the income statement. “Diluted” reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive. Both basic and fully diluted earnings per share have been calculated on a pro forma basis for 2006 based on pre-tax income reported in the accompanying statement of operations for 2006 (see Note 6 for pro forma income taxes).  Both basic and fully diluted earnings per share for 2006 have been calculated as if the capital stock transactions described in Note 4 were effective from the beginning of the year.

Concentration Risks

All of the Company’s revenues during 2006 and approximately 51% of revenues during 2007 are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 3).

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting year.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements.  This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements.  This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurements.  SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will be required to adopt SFAS No. 157 for the first quarter of 2008, but believes its impact, if any, will be immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of SFAS 159 will have a material effect on the Company’s financial position or results of operations. The Company plans to adopt SFAS 159 on January 1, 2008.

2.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets at December 31:

2007

2006

Equipment

$

730,037

$

16,118

Furniture and fixtures

327,549

15,398

Leasehold improvements

1,505,876

3,104

Restaurant construction-in-progress

885,315

-

Total

3,448,777

34,620

Less accumulated depreciation

120,166

8,686

Property and equipment, net

$

3,328,611

$

25,934

3.

RELATED PARTY TRANSACTIONS (INCLUDING SUBSEQUENT EVENTS)

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during 2007 and 2006 were $22,895 and $6,179, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership.  Fees earned during 2007 and 2006 totaled $1,726,834 and $1,524,559, respectively.  Accounts receivable arising from such billed fees were $130,429 and $105,747 at December 31, 2007 and 2006, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a guarantor of debt of two entities related through common ownership and management control.  Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.  The event or circumstance that would require the Company to perform under the guarantee is an “event of default”.  An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) a default of any material liability or obligation to another party.  As of December 31, 2007, the carrying amount of the underlying debt obligations of the related entities is, in aggregate, approximately $1,460,000 and the Company’s guarantee extends for the full term of the debt agreements, both of which expire in 2017.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.

Subsequent to December 31, 2007 the Company entered into an agreement to guarantee the debt of an additional entity related through common ownership.  The amount of the obligation is approximately $224,000 with the terms, conditions and accounting considerations the same as described above.

Notes payable - related party at December 31, 2007 consists of a temporary loan from a stockholder to fund start-up costs at Berkley Burgers, Inc.  No specific repayment terms were set and since the loan is expected to be repaid in the first quarter of 2008, the loan is classified as current on the accompanying 2007 balance sheet.  No interest is charged on the loan and management considers any interest that would have been accrued to be insignificant.  Notes payable, related party at December 31, 2006, consists of a $200,000 loan from an entity related under common ownership and management control that was repaid in 2007.  Interest expense amounted to $4,326 on this note.

Subsequent to December 31, 2007 the Company entered into promissory notes in the amount of $100,000 each with two of its stockholders.  The notes bear interest at a rate of 6% per annum and are expected to be repaid over a three-year period through January 2009 in monthly installments of approximately $4,400 each.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of its restaurant management services for the affiliated Buffalo Wild Wings restaurants, the Company maintains a cash “sweep” account.  Cash from each of the managed restaurants, as well as from AMC, Inc., is transferred daily to the sweep account.  The sweep account is then automatically transferred to overnight securities investments, which are liquidated daily and returned to the sweep account.  Approximately $1.2 million relating to the managed restaurants was held in such overnight investments at December 31, 2007.  Such amount is not included in the accompanying financial statements as an asset or liability.

4.

DEBT (INCLUDING SUBSEQUENT EVENT)

Long-term debt consists of the following obligations at December 31:

2007

2006

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 7.1% at December 31, 2007).  $  349,915  $  -

Note payable to a bank secured by the property and equipment of AMC Petosky, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 7.1% at December 31, 2007)    345,445    -

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 approximately $6,000 including annual interest charged at 6.18%.  The note matures in November 2014.    458,265    -

Note payable to a bank secured by the property and equipment of AMC Northport, Inc. as well as corporate end personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 8.15%.  The note matures in November 2014.    784,797    -

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 8.15%. The note matures in November 2014.    793,529    -

Total long-term debt

2,731,951

-

Less current portion

227,300

-

Long-term debt, net of current portion

$

2,504,651

$

-

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2007 and thereafter, are summarized as follows:

Year

Amount

2008

$

227,300

2009

$

480,281

2010

668,080

2011

359,039

2012

312,440

Thereafter

684,811

2,504,651

Total

$

2,731,951

Interest expense was $64,723 and $4,326 (related party – see Note 3) in 2007 and 2006, respectively, and is included in other expenses.

The above agreements contain various customary financial covenants.  The Company was in compliance with these covenants as of December 31, 2007.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2007 the Company entered into two term loan agreements with a bank to finance development costs of AMC Troy, Inc. and AMC Grand Blanc, Inc.  Both loans are secured by property and equipment of the Company as well as personal and corporate guarantees of DRH, certain stockholders, and various related parties.  The term note for AMC Troy, Inc. is in the amount of $476,348, bears interest at an annual rate of 6.3%, and matures in July 2013.  The term note for AMC Grand Blanc, Inc. is in the amount of $816,469, bears interest at an annual rate of 6.05%, and matures in February 2015.

5.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On September 25, 2006, DRH issued 12,630,000 shares of its $.0001 par value common stock to certain founding members and management of AMC Group, Inc. and related restaurants at a price of $.0001 per share.

On November 30, 2006 DRH privately placed 800,000 shares of its $.0001 par value common stock at an issuance price of $1 per share to eleven accredited investors in exchange for cash proceeds of $800,000.  In addition, these investors were issued warrants to purchase an additional 800,000 common shares at a purchase price of $1 per share.  These warrants vest over a three-year period from the issuance date and expire four years after issuance.  The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS 123(R), Share-Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

Effective December 31, 2006, DRH issued 4,500,000 shares of its $.0001 par value common stock in exchange for 100% of the ownership of AMC Group, LLC.  The transaction was accounted for in accordance with FASB Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations (FTB 85-5) and Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS No. 141).  Under FTB 85-5, purchase accounting in accordance with SFAS No. 141 was applied to the minority ownership interest exchanged in the transaction.  In applying purchase accounting under SFAS No. 141, if the consideration given in a business combination is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.  Management determined that the transaction should be recorded at the fair value of the consideration received (the book value of AMC’s net assets of $178,462) since management believed that this amount was the more clearly

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evident value and thus more reliably measured.  In making this determination, the Company considered the nature of the net assets acquired (cash, trade receivables, office equipment, trade and related party payables), the nature of the acquired business (longevity, historical profitability, related party nature of income source, etc.) as well as the fact that a market value established by active trading for valuing DRH’s common stock had not occurred at the time of the transaction.   In determining the fair value of AMC’s net assets, management considered that AMC’s identified assets and liabilities as noted above had net fair values that equaled (cash, receivables and payables) or approximated (equipment) their carrying values.  In addition, management considered whether any goodwill or intangible assets (such as patents, trademarks, customer lists, non-compete covenants, etc.) existed that should be valued, and determined that no such goodwill or other intangible assets existed at the date of the transaction.

On July 30, 2007 DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest equally over a three year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  Stock option expense of $13,671, as determined using the Black-Scholes model, was recognized as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statements of stockholders’ equity to reflect the fair value of shares vested as of December 31, 2007.  The fair value of unvested shares, as determined using the Black-Scholes model, is $83,529 as of December 31, 2007.  The unvested shares will be amortized equally over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

At December 31, 2007, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of December 31, 2007.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $.0001.  No preferred shares are issued or outstanding as of December 31, 2007.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.

6.

INCOME TAXES

As described in Note 1, DRH was formed on September 25, 2006 and had no operations prior to its acquisition of the membership interests of AMC as of December 31, 2006.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Primarily all of the 2006 consolidated net income is the result of AMC’s operations prior to the date of acquisition.  Pro forma income taxes are presented in the accompanying statement of operations for 2006 as if the Company was a taxpaying entity as of the beginning of that year. There are no significant temporary differences giving rise to deferred income tax assets or liabilities in 2006.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

As of December 31, 2007, the Company has a net operating loss carryforward for federal income tax purposes of approximately $131,000, which expires in 2027, available to reduce federal taxable income of future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax liabilities and assets are summarized as follows as of December 31, 2007:

Amount

(in thousands)

Deferred tax assets:

Net operating loss carryforward

$

6.0

Net deferred lease expense

48.5

Start-up costs

39.5

Other

3.0

Total deferred tax assets

97.0

Deferred tax liabilities:

Tax depreciation

18.0

Net deferred income tax assets

$

79.0

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109.  There was no impact on the Company’s consolidated financial statements upon adoption.

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest and penalties related to uncertain tax positions as of December 31, 2007.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the United States federal jurisdiction and two state jurisdictions.  As of December 31, 2007, there are no tax examinations in process.

7.

OPERATING LEASES (INCLUDING RELATED PARTY)

The Company leases its current office facilities under a renewable lease, which expires April 30, 2010.  The agreement requires rent to be paid in monthly installments of $2,575.

The Company also leases restaurant space for AMC Northport, Inc. and AMC Riverview, Inc.  The 10-year leases expire in 2017 and require aggregate monthly payments of approximately $26,000 a month.

Berkley Burgers, Inc. has signed a lease for restaurant space from an entity related through common ownership.  The 15-year lease commenced in February 2008 and will require monthly payments of approximately $6,300.

The Company has signed lease agreements for restaurant space for AMC Petoskey, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc., and Ann Arbor Burgers, Inc.  The agreements do not commence until a specified period of time following possession and expire ten years from that date.  After occupancy the agreements require aggregate monthly payments of approximately $50,000 a month.  Occupancy has not occurred as of December 31, 2007.

Total rent expense was $139,590 and $29,493 in 2007 and 2006, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancellable operating leases with initial or remaining lease terms in excess of one year at December 31, 2007 are summarized as follows:

Year

Amount

2008

$

418,551

2009

429,708

2010

400,708

2011

386,208

2012

386,208

Thereafter

2,241,998

Total

$

4,263,381

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

COMMITMENTS AND CONTINGENCIES

The Company has management services agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida.  These management services agreements each contain an option that allows a subsidiary of the Company to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years.  This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of any initial public offering completed by the Company.  While such exercise is contemplated as part of the Company’s strategic plan, there can be no assurance that this strategic plan will be achieved.

The Company has entered into an “Area Development Agreement” with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of December 31, 2007 five of these restaurants had been opened for business.

9.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest amounted to $64,723 and $4,326 during 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 18, 2008

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

         T. Michael Ansley

         President, Principal Executive Officer and Director

In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
/s/ T. Michael Ansley T. Michael Ansley President, Principal Executive Officer, Director and Chairman of the Board	Dated: April 18, 2008
______________________ Jason T. Curtis Chief Operating Officer, Principal Financial Officers, Principal Accounting Officer	Dated: April 18, 2008
/s/ David Ligotti David Ligotti Director	Dated: April 18, 2008
_____________________ Jay Alan Dusenberry Treasurer/Director	Dated: April 18, 2008
/s/ David Gregory Burke David Gregory Burke Secretary/Director	Dated: April 18, 2008
/s/ Gregory J. Stevens Gregory J. Stevens Director	Dated: April 18, 2008