Form 10-Q
period 2008-03-31
Diversified Restaurant Holdings, Inc.
filed 2008-05-20
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-145316

DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

21751 W. Eleven Mile Road, Suite 208

Southfield, Michigan  48076.

(Address of principal executive offices)

Issuer's telephone number: (248) 223-9160
Issuer's facsimile number: (248) 223-9165

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

{A0045796.DOC}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,930,000 shares of $.0001 par value common stock outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

{A0045796.DOC}

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 4

Consolidated Balance Sheets – March 31, 2008 (unaudited) and December 31, 2007 4

Consolidated Statements of Operations for the three months ended Mach 31, 2008 and 2007 (unaudited) 5

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008 (unaudited) 6

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited) 7

Notes to Unaudited Interim Consolidated Financial Statements 8-18

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

25

Item 4.  Controls and Procedures

25

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

25

Item 1A.  Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.  Defaults Upon Senior Securities

25

Item 4.  Submission of Matters to a Vote of Security Holders

25

Item 5.  Other Information

26

Item 6.  Exhibits

26

Signatures

27

{A0045796.DOC}

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
ASSETS	2008	2007

Current assets
Cash and cash equivalents	$ 479,314	$ 275,728
Accounts receivable - related party	143,787	130,429
Inventory	60,713	35,750
Prepaid expenses and other assets	245,826	134,244
Total current assets	929,640	576,151

Property and equipment, net	4,246,177	3,328,611

Deferred income taxes	95,684	79,181

Total assets	$ 5,271,501	$ 3,983,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$ 324,100	$ 227,300
Accounts payable	253,452	212,007
Accrued liabilities	472,177	243,435
Related party payable	12,000	12,000
Total current liabilities	1,061,729	694,742

Long-term debt, less current portion (Notes 3 and 4)	3,437,669	2,504,651
Total liabilities	4,499,398	3,199,393

Commitments and contingencies (Notes 3, 4, 7, and 8)
Stockholders' equity (Note 5)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 17,930,000 shares issued and outstanding	1,793	1,793
Additional paid-in capital	999,681	991,603
Accumulated deficit	(229,371)	(208,846)
Total stockholders' equity	772,103	784,550

Total liabilities and stockholders' equity	$ 5,271,501	$ 3,983,943

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2008	2007
Revenue
Management and advertising fees	$ 485,862	$ 394,222
Food and beverage sales	1,362,523	-
Total revenue	1,848,385	394,222
Operating expenses
Compensation	699,746	213,151
Food and beverage	429,404	-
General and administrative	466,833	46,323
Occupancy	114,200	7,296
Depreciation and amortization	136,128	2,181
Total operating expenses	1,846,311	268,951

Income from Operations	2,074	125,271

Other (expense) income, net	(26,466)	47

(Loss) income before income taxes	(24,392)	125,318

Income tax benefit (provision)	3,867	(37,595)

Net (loss) income	$ (20,525)	$ 87,723

Basic (loss) earnings per share	$ (0.001)	$ 0.005
Fully diluted (loss) earnings per share	$ (0.001)	$ 0.003

Weighted average number of common shares
outstanding (Note 1)
Basic	17,930,000	17,930,000
Diluted	28,880,000	28,880,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances - January 1, 2008	17,930,000	$ 1,793	$ 991,603	$ (208,846)	$ 784,550

Share-based compensation (Note 5)	-	-	8,078	-	8,078

Net loss	-	-	-	(20,525)	(20,525)

Balances - March 31, 2008	17,930,000	$ 1,793	$ 999,681	$ (229,371)	$ 772,103

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities
Net (loss) income	$ (20,525)	$ 125,319
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities
Depreciation and amortization	136,128	2,181
Share-based compensation	8,078	-
Deferred income tax benefit	(16,503)	-
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	(13,358)	2,516
Accounts payable	41,445	-
Inventory	(24,963)	-
Prepaid expenses and other assets	(112,423)	877
Accrued liabilities	228,742	(6,582)
Related party payables	-	(195,674)

Net cash provided by (used in) operating activities	226,621	(71,363)

Cash flows used in investing activities
Purchases of property and equipment	(1,052,853)	-

Cash from financing activities
Proceeds from issuance of notes payable - related party	203,100	-
Proceeds from issuance of long term debt	887,439	-
Repayments of long-term debt	(60,721)	-

Net cash provided by financing activities	1,029,818	-

Net increase (decrease) in cash and cash equivalents	203,586	(71,363)

Cash and cash equivalents, beginning of period	275,728	1,070,075

Cash and cash equivalents, end of period	$ 479,314	$ 998,712

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.

Financial Statement Presentation

The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented.  All adjustments that are material are of a normal recurring nature.  Our operating results for the three month period ended March 31, 2008 do not necessarily indicate the results that should be expected for the year ending December 31, 2008.  The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company’s Annual Report on Form 10-K.

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

AMC was formed on March 28, 2007 and renders management and marketing services to Buffalo Wild Wings restaurants related to the Company through common ownership and management control. These restaurants are not required to be consolidated for financial reporting purposes.  Services rendered include marketing, restaurant operations, restaurant management consultation, the hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase existing restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc. all of which are 100% owned by WINGS.  These WINGS’ subsidiaries will each own and operate a Buffalo Wild Wings restaurant.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.  Restaurant operations at AMC Grand Blanc, Inc., commenced in 2008.

BURGERS was also formed on March 12, 2007 and will own Bagger Dave’s restaurants, which is a new concept developed by the Company.  The first Bagger Dave’s restaurant, which opened in January 2008 in Berkley, Michigan, is owned by Berkley Burgers, Inc.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

which, in turn, is 100% owned by BURGERS.  Also formed during 2007 was Ann Arbor Burgers, Inc.

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

DRH was incorporated on September 25, 2006 as part of a long-term financing and operations plan that contemplates acquisition of various restaurants managed by AMC related through common ownership and management control (see Note 3).  As part of the plan, DRH acquired 100% of the ownership interests of the former AMC Group, LLC, effective December 31, 2006 in exchange for the issuance of 4,500,000 shares of its common stock (see Note 5).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at March 31, 2008 and December 31, 2007 relate entirely to management and advertising fees charged to the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 3).  Management does not believe any allowances for doubtful accounts are necessary at March 31, 2008 or December 31, 2007.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (Loss) Per Share

Earnings (loss) per share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of “basic” and “diluted” earnings per share on the face of the income

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

statement. “Diluted” reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.

Concentration Risks

All of the Company’s revenues during the first three months of 2007, and approximately 26.3% of revenues during 2008 are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 3).

Use of Estimates

The preparation of interim consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements.  This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements.  This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company adopted SFAS No. 157 for the first quarter of 2008 which did not have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   The Company adopted SFAS 159 on January 1, 2008 which did not have a material effect on the financial statements.

2.

PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           March 31      December 31

     2008

                2007

Equipment

$1,229,429

$

730,037

Furniture and fixtures

477,553

327,549

Leasehold improvements

2,728,931

1,505,876

Restaurant construction-in-progress

65,717

885,315

Total

4,501,630

3,448,777

Less accumulated depreciation

255,453

120,166

Property and equipment, net

$

4,246,177

$

3,328,611

3.

RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during the three months ended March 31, 2008 and 2007 were $13,446 and $3,070, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership.  Fees earned during the three months ended March 31, 2008 and 2007 totaled $485,862 and $394,222, respectively.  Accounts receivable arising from such billed fees were $143,787 and $130,429 at March 31, 2008 and December 31, 2007, respectively.

The Company is a guarantor of debt of three entities related through common ownership and management control.  Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.  The event or circumstance that would require the Company to perform under the guarantee is an “event of default”.  An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of March 31, 2008, the carrying amount of the underlying debt obligations of the related entities is, in aggregate, approximately $1,500,000 and the Company’s guarantee extends for the full term of the debt agreements, both of which expire in 2017.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.

Debt (Note 4) contains two promissory notes in the amount of $100,000 each, along with accrued interest, with two of its stockholders.  The notes bear interest at a rate of 3.2% per annum and are expected to be repaid over a two-year period commencing January 2009 in monthly installments of approximately $4,444 each.  Notes payable – related party represents short term advances from a shareholder.

As part of its restaurant management services for the affiliated Buffalo Wild Wings restaurants, the Company maintains a cash “sweep” account.  Cash from some of the managed restaurants, as well as from AMC, Inc., is transferred daily to the sweep account.  The sweep account is then automatically transferred to overnight securities investments, which are liquidated daily and returned to the sweep account.  Approximately $1.2 million relating to the managed restaurants was held in such overnight investments at March 31, 2008.  Balances that are swept from managed restaurants not owned by DRH are not included in the accompanying financial statements as an asset or liability.

4.

DEBT

Long-term debt consists of the following obligations:

                                                                                     March 31      December 31

2008

  2007

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 6.3% at March 31, 2008).  $  349,915  $  349,915

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

monthly principal and interest payments are approximately $8,100 through maturity in February 2015. Interest is charged based on the one month LIBOR plus 2.25% (effective annual rate of approximately 6.05% at March 31, 2008).    808,405            -

Note payable to a bank secured by the property and equipment of AMC Petosky, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 6.3% at March 31, 2008)    345,445    345,445

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,600 including annual interest charged at 6.95%.  The note matures in November 2014.    456,570    458,265

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $9,400 for the period beginning March 2009 through maturity in February 2014.  Interest is charged based on the one month LIBOR plus 2.6% (effective annual rate of approximately 5.6% at March 31, 2008).    63,000             -

Note payable to a bank secured by the property and equipment of AMC Northport, Inc. as well as corporate end personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

monthly principal and interest payments are approximately $12,400 with annual interest charged at 8.15%.  The note matures in November 2014.    763,441    784,797

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 7.67%. The note matures in November 2014.    771,893    793,529

Notes payable – related party (see note 3)

     203,100

-

Total long-term debt

$3,761,769

$2,731,951

Less current portion

324,100

227,300

Long-term debt, net of current portion

$

3,437,669

$2,504,651

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2007 and thereafter, are summarized as follows:

Year

Amount

2008

$

324,100

2009

$

733,633

2010

816,703

2011

447,638

2012

447,922

Thereafter

 991,773

3,437,669

Total

$3,761,769

Interest expense was $29,918 and $1,167 (including related party – see Note 3) for the quarters ended March 31, 2008 and 2007, respectively.

The above agreements contain various customary financial covenants.  The Company was in compliance with these covenants as of March 31, 2008.

5.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007 DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest equally over a three year period and expire six years from issuance.  Once vested, the options can be exercised at a

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

price of $2.50 per share.  Stock option expense of $8,078, as determined using the Black-Scholes model, was recognized during the three months ended March 31, 2008 as compensation cost in the interim consolidated statements of operations and as additional paid-in capital on the interim consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of March 31, 2008.  The fair value of unvested shares, as determined using the Black-Scholes model, is $75,457 as of March 31, 2008.  The unvested shares will be amortized equally over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

At March 31, 2008, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of March 31, 2008.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $.0001.  No preferred shares are issued or outstanding as of March 31, 2008.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.

6.

INCOME TAXES

As described in Note 1, DRH was formed on September 25, 2006 and had no operations prior to its acquisition of the membership interests of AMC as of December 31,2006.  Primarily all of the 2007 consolidated net income is the result of AMC’s operations.  Pro forma income taxes are presented in the accompanying statement of operations for 2007 as if the Company was a taxpaying entity as of the beginning of that year.  There are no significant temporary differences giving rise to deferred income tax assets or liabilities in 2007.

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The provision for income taxes consists of the following components for the three months ended March 31, 2008 and 2007:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     March 31         March 31

                                                                                                            2008

           2007

       Currently Payable                                                                    $(12,636)       $(37,595)

      Deferred Benefit

16,503

               -

      Income Tax Benefit (Provision)                                               $ 3,867        $(37,595)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax liabilities and assets are summarized as follows as of:

                                                                                               March 31         December 31

                                                                                                                2008

       2007

                                                                                           (in thousands)    (in thousands)

Deferred tax assets:

Net operating loss carry-forward

$

 0.0

   $        6.0

Deferred rent expense

21.0                 48.5

Start-up costs

49.0                 39.5

Net income from tenant allowances

     65.0                   0.0

Other

5.0                   3.0

Total deferred tax assets

140.0                 97.0

Deferred tax liabilities:

Tax depreciation

44.0

           18.0

Net deferred income tax assets

$

96.0

   $      79.0

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109.  There was no impact on the Company’s consolidated financial statements upon adoption.

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest and penalties related to uncertain tax positions as of March 31, 2008.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  As of March 31, 2008, there are no tax examinations in process.

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

AMC Grand Blanc, Inc. lease payments commenced March 2008 and will require monthly payments of approximately $10,300.

The Company has signed lease agreements for restaurant space for AMC Petoskey, Inc., AMC Troy, Inc., and Ann Arbor Burgers, Inc.  The agreements do not commence until a specified period of time following possession and expire ten years from that date.  After occupancy the agreements require aggregate monthly payments of approximately $40,000 a month.  Occupancy has not occurred as of March 31, 2008.

Total rent expense was $102,688 and $7,269 for the quarters ended March 31, 2008 and 2007, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancellable operating leases with initial or remaining lease terms in excess of one year at December 31, 2007 are summarized as follows:

Year

Amount

2008

$

523,767

2009

562,839

2010

533,839

2011

519,339

2012

519,339

Thereafter

2,940,935

Total

$

5,600,058

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.

COMMITMENTS AND CONTINGENCIES

The Company has management services agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida.  These management services agreements each contain an option that allows a subsidiary of the Company to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years.  This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of any initial public offering by the Company.  While such exercise is contemplated as part of the Company’s strategic plan, there can be no assurance that this strategic plan will be achieved.

The Company was assigned from a related entity an “Area Development Agreement” with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of March 31, 2008 six of these restaurants had been opened for business, three of which are Company owned.

9.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest amounted to $29,918 and $1,167 for the quarters ended March 31, 2008 and 2007, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Registration Statement and recently filed Form 10-K for the fiscal year ended December 31, 2007.  This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2008 and our expected store openings.  Such statements are forward-looking and involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-Q under the heading “Risk Factors / Forward-Looking Statements”.

Critical Accounting Policies and Use of Estimates

In the ordinary course of business, we have made a number of estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We constantly reevaluate these significant factors and make adjustments where facts and circumstances dictate.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159").  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the fiscal year that begins January 1, 2005.  The effect of adopting this statement was not material to the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106 and 132(R)" (hereinafter "SFAS No. 158"). This statement requires an employer to recognize the over funded or under funded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  The adoption of this statement had no material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material impact on the Company’s financial reporting.

Liquidity

Our current consolidated cash flow from operations for the quarterly period ending March 31, 2008 is $226,621. This cash flow is derived primarily from an increase in operating liabilities.  In addition, the collection of management fees from Company managed restaurants and the operations of restaurants owned by Diversified Restaurant Holdings, Inc. flow into that number. Our new restaurants will also be funded by future debt financing, which we expect to be provided by Charter One Bank and Home City Federal Savings Bank. These new restaurants include:

•

Troy, Michigan – Buffalo Wild Wings – expected to open in the 3rd quarter of 2008.  The estimated cost of construction and equipment is $1,600,000 and will be 100% financed by Charter One Bank.

•

Petoskey, Michigan – Buffalo Wild Wings – expected to open in the 3rd quarter of 2008.  The estimated cost of construction and equipment is $1,200,000 and will be 100% financed by Charter One Bank.

•

Ann Arbor, Michigan – Bagger Dave's – expected to open in the third quarter of 2008.  The estimated cost of construction and equipment is $800,000 and will be 100% financed by Home City Federal Savings Bank.

Management believes that consumer awareness of the Buffalo Wild Wings brand nationally is increasing due to increased advertising and increased market penetration by the franchisor. Management also believes this will improve our ability to borrow the funds necessary to add additional restaurants.  Re-focusing on prime locations will result in stronger store openings and earlier positive cash flow.

Off Balance Sheet Arrangements

An off balance sheet arrangement exists between AMC Group, Inc., one of our wholly owned subsidiaries, and TMA Enterprises of Novi, Inc., which is a Buffalo Wild Wings unit managed by AMC Group, Inc.  On April 5, 2007 TMA Enterprise of Novi, Inc. entered into a loan with General Electric Capital Corporation for $719,950. That loan was used to refinance the existing debt of

$369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant. AMC Group, Inc. is a guarantor of this debt.

Another off balance sheet arrangement exists between TMA Enterprises of Ferndale, LLC, which is a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc.(DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. (the last four being wholly owned subsidiaries of DRH).  On August 10, 2007 TMA Enterprises of Ferndale, LLC entered into a loan with Charter One Bank for $720,404.  That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations.  Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.

A third off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Wings, Inc., AMC Group, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc. and AMC Petoskey, Inc. (the last five being wholly owned subsidiaries of DRH).  On February 12, 2008 Flyer Enterprises, Inc. entered into a loan with Charter One Bank for $223,622.  The loan was used to refinance an existing debt with GE Capital.  Diversified Restaurant Holdings, Inc., AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.

Area Development Agreement

The Company was assigned from a related entity an “Area Development Agreement” with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of March 31, 2008 six of these restaurants had been opened for business.  Three of the restaurants are affiliated and three are Company owned.

Exercise of Options to Purchase

We have an option to purchase the restaurants we currently manage.

We expect that we will exercise those options and acquire each restaurant, although there is no assurance this will occur.  We expect to acquire these restaurants by using potential cash reserves, additional debt instruments or issuance of additional stock. We could use a combination of these methods, extend the options or opt not to exercise the options.  Additional debt could impede our financial performance if the acquired restaurants under perform. Also, if we issue additional stock to acquire the restaurants this will dilute the stock and potentially have a negative impact on the Company's stock price.  We believe that the effect of the exercise of the options on our financial statements would be as follows:

Balance Sheet

The following balance sheet elements are subject to significant changes in preparing our consolidated financial statements if and when all or some of the purchase options are exercised:

a.

Cash and cash equivalents (expected increases from operations).

b.

Inventories (food and supplies expected to increase).

c.

Prepaid expenses potential increase for normal operating costs such as rent, insurance,   etc., depending on timing of payments).

d.

Property and equipment (value assigned to restaurant equipment, furnishings and improvements upon acquisition).

e.

Intangible assets (goodwill, principally, though other intangibles could be identified, as a result of applying purchase accounting).

f.

Trade accounts payable and accrued expenses (such as compensation costs and amounts due to vendors expected to increase).

g.

Debt (either existing debt carried by the acquired restaurants, as applicable, or new debt if required to be incurred to finance the purchases).

h.

Common stock (if issued to fund the purchases).

Income Statement

The following income statement elements are expected to show significant changes in preparing our consolidated financial statements if and when all or some of the purchase options are exercised:

a.

Management and advertising fee revenue (expected to decrease commensurate with the number of currently managed restaurants acquired).

b.

Food and beverage sales (expected increases as purchase options are exercised).

c.

Cost of food and beverage sales (expected to increase in proportion to increased food and beverage sales from acquired restaurants).

d.

Depreciation and amortization (expected to increase due to allowances for depreciation and amortization of assets acquired from exercise of purchase options).

e.

Interest expense (may increase if debt financing is required to finance some or all of the acquisition costs).

f.

Other operating costs (expected increases in numerous operating costs such as rent, utilities, compensation costs, etc.).

Cash Flows Statement

We expect cash flows from operating (resulting from the balance sheet and income statement changes discussed above) and investing (normal ongoing purchases of equipment and improvements for the acquired restaurants) activities to show significant changes upon exercise of some or all of the purchase options. Cash flows from financing activities may be impacted, depending on our need to incur additional debt to finance the acquisitions. Non-cash financing activities could be impacted (and related equity accounts) if we need to issue our stock in exchange for the purchase(s).

Capital Resources

The change in property and equipment from December 31, 2007 to March 31, 2008 is substantially due to improvements and equipment acquired for the two new Company owned restaurants that opened in the first quarter of 2008.  As discussed in the Liquidity section above, the property and equipment added as each new restaurant is prepared for opening will range between approximately $800,000 and $1,500,000.  All substantial increases in property and equipment in the future will be due to the opening of planned Company owned restaurants.

OPERATING AND FINANCIAL REVIEW

For the quarter ended March 31, 2008, revenue was generated by the collection of management and marketing fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the operations of three (3) Buffalo Wild Wings restaurants and one (1) Bagger Dave’s Legendary Burgers and Fries restaurant.  For the quarter ended March 31, 2007 our revenue was generated entirely from management and marketing fees charged to the affiliated Buffalo Wild Wings restaurants.

Three Months ended March 31, 2008 compared to Three Months ended March 31, 2007

REVENUE – Total revenue increased $1,454,163 or 369% during the first 3 months of 2008 to $1,848,385 from $394,222 during the same period of 2007.  This improvement is a result of the inclusion of sales from 4 Company owned restaurants now open that were not in existence in the first quarter of 2007 (North Port, FL; Riverview, FL; Grand Blanc, MI BWW’s and Berkley, MI Bagger Dave’s).  Same store sales from the affiliated restaurants, on which management fees are collected by Diversified Restaurant Holdings’ subsidiary, AMC Group, Inc., were up a modest 0.54% in 2008 compared to 2007.  In addition, the service agreement for the collection of management fees collected from the Michigan Buffalo Wild Wings restaurants was rewritten and the fee increased by 0.50% in the third quarter of 2007.

COST OF SALES – Cost of goods sold (food and beverage) increased from $0 to $429,404.  Diversified had no open Company owned restaurants in the first quarter of 2007 and therefore no cost of goods sold.

PAYROLL COSTS – Our payroll costs increased $486,595 or 228% to $699,746 from $213,151, primarily because of the additional payroll from the fore mentioned four new Company owned restaurants.  In addition to direct restaurant personnel, personnel have been added in operations, marketing, accounting and human resources in order to accommodate our growth objectives.

OPERATING EXPENSES – Total operating expenses rose $1,577,360 or 586% to $1,846,311 from $268,951.  This increase is a result of additional operating expenses principally from the four Company owned restaurants that were not open in the first quarter of 2007.

OPERATING PROFITS – Operating profit for the first 3 months of 2008 fell $123,197 or 98% to $2,074 from $125,271.  This decrease resulted from anticipated losses from operations in the first few months of new restaurant operations.  This result is typical as labor and food costs are traditionally higher than average in the first few months of a new restaurant’s operation primarily due to the investment in initial training.  In addition, the two newest Florida restaurants, AMC

North Port and AMC Riverview, seem to be underperforming due to poor Florida economic conditions and a lack of brand awareness in the region.

OTHER INCOME & EXPENSE – Other income decreased $26,513 to $(26,466) from $47 in the first quarter of 2007.  This decrease was due to lower earnings on cash investments and increased interest expense.

INCOME BEFORE TAXES – Our income before taxes decreased by 119% or $149,710 to $(24,392) from $125,318 due to the factors mentioned previously.

INCOME TAXES – Income tax expense of $37,595 in the first quarter of 2007 is compared to income tax relief of $3,867 in 2008.  This decrease in expense reflects the recognition of a deferred federal tax benefit and decreased Michigan Business Tax liability.

NET INCOME – Our net income fell 123% or $108,248 to $(20,525) from $87,723. Again, this decrease is largely a direct result of adding the revenues and expenses from four new restaurants that were all open less than 8 months and the seeming underperformance of North Port and Riverview.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Quarterly Report on form 10-Q may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to locate and start up new restaurants;

•

acceptance of our restaurant concepts in new market places;

•

the cost of food and other raw materials.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form S-1 as filed with the United States Securities and Exchange Commission on August 10, 2007.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)

Exhibits:

*3.1

Certificate of Incorporation.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

•

Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 19, 2008

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

T. Michael Ansley

President, Principal Executive Officer and Director

By:  /s/ Jason T. Curtis

Jason T. Curtis

Chief Operating Officer, Principal Financial Officer