Form 10-Q
period 2008-06-30
Diversified Restaurant Holdings, Inc.
filed 2008-08-14
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,930,000 shares of $.0001 par value common stock outstanding as of June 30, 2008.

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

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 3

Consolidated Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007 4

Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 and The six months ending June 30, 2008 and 2007 (unaudited) 5

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008 (unaudited) 6

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited) 7

Notes to Unaudited Interim Consolidated Financial Statements 8-22

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

30

Item 4.  Controls and Procedures

30

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

30

Item 1A.  Risk Factors

30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.  Defaults Upon Senior Securities

30

Item 4.  Submission of Matters to a Vote of Security Holders

31

Item 5.  Other Information

31

Item 6.  Exhibits

31

Signatures

32

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
ASSETS	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$ 1,723,844	$ 275,728
Accounts receivable - related party	113,975	130,429
Inventory	56,257	35,750
Prepaid expenses and other assets	226,477	134,244

Total current assets	2,120,553	576,151

Property and equipment, net	4,942,539	3,328,611

Deferred income taxes	95,386	79,181

Total assets	$ 7,158,478	$ 3,983,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 477,443	$ 227,300
Accounts payable	79,542	212,007
Accrued liabilities	396,045	243,435
Related party payable	-	12,000

Total current liabilities	953,030	694,742

Long-term debt, less current portion (Notes 3 and 4)	5,435,870	2,504,651

Total liabilities	6,388,900	3,199,393

Commitments and contingencies (Notes 3, 4, 7, and 8)

Stockholders' equity (Note 5)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 17,930,000 shares issued and outstanding	1,793	1,793
Additional paid-in capital	1,007,759	991,603
Accumulated deficit	(239,974)	(208,846)
Total stockholders' equity	769,578	784,550

Total liabilities and stockholders' equity	$ 7,158,478	$ 3,983,943

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenue
Management and advertising fees	$ 463,909	$ 436,393	$ 949,771	$ 830,615
Food and beverage sales	1,988,303	-	3,350,826	-

Total revenue	2,452,212	436,393	4,300,597	830,615

Operating expenses
Compensation costs	838,695	220,176	1,538,441	433,327
Food and beverage costs	597,415	-	1,026,819	-
General and administrative	659,789	141,015	1,126,622	187,338
Occupancy	164,601	10,199	278,801	17,495
Depreciation and amortization	154,360	2,236	290,488	4,417

Total operating expenses	2,414,860	373,626	4,261,171	642,577

Income from operations	37,352	62,767	39,426	188,038

Interest expense	(54,540)	-	(84,458)	(1,167)

Other (expense) income, net	(4,260)	(277)	(808)	937

(Loss) income before income taxes	(21,448)	62,490	(45,840)	187,808

Income tax benefit (provision)	10,845	(18,747)	14,712	(56,494)

Net (loss) income	$ (10,603)	$ 43,743	$ (31,128)	$ 131,314

Basic (loss) earnings per share	$ (0.001)	$ 0.002	$ (0.002)	$ 0.007
Fully diluted (loss) earnings per share	$ (0.001)	$ 0.002	$ (0.002)	$ 0.005

Weighted average number of common shares
outstanding (Note 1)
Basic	17,930,000	17,930,000	17,930,000	17,930,000
Diluted	28,880,000	28,880,000	28,880,000	28,880,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY UNAUDITED

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances - January 1, 2008	17,930,000	$ 1,793	$ 991,603	$ (208,846)	$ 784,550

Share-based compensation (Note 5)		-	$ 16,156	-	$ 16,156

Net loss		-	-	$ (31,128)	$ (31,128)

Balances - June 30, 2008	17,930,000	$ 1,793	$ 1,007,759	$ (239,974)	$ 769,578

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities
Net (loss) income	$ (31,128)	$ 131,314
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities
Depreciation and amortization	290,488	4,417
Share-based compensation	16,156	-
Deferred income tax benefit	(16,205)	-
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	16,454	62,317
Inventory	(20,507)	-
Prepaid expenses and other assets	(92,232)	(7,632)
Accounts payable	(132,465)	(9,950)
Accrued liabilities	152,609	75,796
Related party payables	(12,000)	(204,326)
Net cash provided by operating activities	171,170	51,936
Cash flows used in investing activities
Purchases of property and equipment	(1,904,416)	(871,382)
Cash flows from financing activities
Proceeds from issuance of notes payable - related party	206,000	-
Proceeds from issuance of long term debt	3,117,296	-
Repayments of long-term debt	(141,934)	-

Net cash provided by financing activities	3,181,362	-

Net increase (decrease) in cash and cash equivalents	1,448,116	(819,446)

Cash and cash equivalents, beginning of period	275,728	1,070,075

Cash and cash equivalents, end of period	$ 1,723,844	$ 250,629

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The unaudited interim consolidated financial statements contained in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented.  All adjustments that are material are of a normal recurring nature.  Our operating results for the six month period ended June 30, 2008 do not necessarily indicate the results that should be expected for the year ending December 31, 2008.  The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company’s Annual Report on Form 10-K.

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

AMC was formed on March 28, 2007 and renders management and marketing services to Buffalo Wild Wings restaurants related to the Company through common ownership and management control, which, are not required to be consolidated for financial reporting purposes.  Services rendered include marketing, restaurant operations, restaurant management consultation, the hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase existing restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc. all of which are 100% owned by WINGS.  Formed in 2008 were AMC Flint, Inc. and AMC Port Huron, Inc., also owned 100% by WINGS.  These WING’S subsidiaries will each own and operate a Buffalo Wild Wings restaurant.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.  Restaurant operations at AMC Grand Blanc, Inc., commenced in the first quarter of 2008.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

BURGERS was also formed on March 12, 2007 and will own Bagger Dave’s restaurants, which is a new concept developed by the Company.  The first Bagger Dave’s restaurant, which opened in January 2008 in Berkley, Michigan, is owned by Berkley Burgers, Inc. which, in turn, is 100% owned by BURGERS.  Also formed during 2007 was Ann Arbor Burgers, Inc. (wholly owned by BURGERS), which will own and operate a Bagger Dave’s restaurant scheduled to open in the third quarter of 2008.

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

DRH was incorporated on September 25, 2006 as part of a long-term financing and operations plan that contemplates acquisition of various restaurants managed by AMC, and related through common ownership and management control (see Note 3).  As part of the plan, DRH acquired 100% of the ownership interests of the former AMC Group, LLC, effective December 31, 2006 in exchange for the issuance of 4,500,000 shares of its common stock (see Note 5).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at June 30, 2008 and December 31, 2007 relate entirely to management and advertising fees charged to the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 3).  Management does not believe any allowances for doubtful accounts are necessary at June 30, 2008 or December 31, 2007.

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

Concentration Risks

All of the Company’s revenues during the first six months of 2007, and approximately 22.1% of revenues during 2008 are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 3).

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

Financial Instrument

The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt and to reduce exposures to interest rate fluctuations. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The Company records adjustments to interest expense for amounts received or paid under interest rate swaps as interest rates change. The notional amount of the interest rate swaps at June 30, 2008 was approximately $3,000,000.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008, which did not have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   The Company adopted SFAS 159 on January 1, 2008, which did not have a material effect on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Investments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  SFAS No. 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact, if any, on its consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.

PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

June 30      December 31

2008

2007

Equipment

$1,276,753

$

730,037

Furniture and fixtures

485,618

327,549

Leasehold improvements

2,744,610

1,505,876

Restaurant construction-in-progress

844,415

885,315

Total

5,351,395

3,448,777

Less accumulated depreciation

408,856

120,166

Property and equipment, net

$

4,942,539

$

3,328,611

3.

RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during the three months ended June 30, 2008 and 2007 were $12,985 and $4,310, respectively.  Fees paid during the six months ended June 30, 2008 and 2007 were $26,431 and $7,380, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership.  Fees earned during the three months ended June 30, 2008 and 2007 totaled $463,909 and $436,393, respectively. Fees earned during the six months ended June 30, 2008 and 2007 totaled $949,771 and $830,615, respectively.  Accounts receivable arising from such billed fees were $113,975 and $130,429 at June 30, 2008 and December 31, 2007, respectively.

The Company is a guarantor of debt of three entities related through common ownership and management control.  Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee.  The event or circumstance that would require the Company to perform under the guarantee is an “event of default”.  An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of June 30, 2008, the carrying amount of the underlying

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

debt obligations of the related entities is, in aggregate, approximately $1,500,000 and the Company’s guarantee extends for the full term of the debt agreements, all of which expire in 2017.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.  At June 30, 2008, the payments on the debt were current.

Debt (Note 4) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH’s stockholders.  The notes bear interest at a rate of 3.2% per annum and are expected to be repaid over a two-year period commencing January 2009 in monthly installments of approximately $4,444 each.  Notes payable – related party represents short term advances from a stockholder.

As part of its restaurant management services for the affiliated Buffalo Wild Wings restaurants, the Company maintains a cash “sweep” account.  Cash from some of the managed restaurants, as well as from AMC, Inc., is transferred daily to the sweep account.  The sweep account is then automatically transferred to overnight securities investments, which are liquidated daily and returned to the sweep account.  Approximately $355,000 relating to the managed restaurants was held in such overnight investments at June 30, 2008.  Balances that are swept from managed restaurants not owned by DRH are not included in the accompanying consolidated financial statements as an asset or liability.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.

DEBT

Long-term debt consists of the following obligations:

	June 30 2008	December 31 2007

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 4.975% at June 30, 2008).

	$ 349,915	$ 349,915
Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $8,100. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	784,213	-

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 4.975% at June 30, 2008).	345,445	345,445
Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	803,239	-
Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,600 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	443,397	458,265

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,400 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	1,013,270	-
Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $9,400 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.6% (effective annual rate of approximately 5.07% at June 30, 2008).	476,348	-
Note payable to a bank secured by the property and equipment of AMC Northport, Inc. as well as corporate end personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 8.15%. The note matures in November 2014.	741,648	784,797

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 7.67%. The note matures in November 2014.	749,839	793,529

Notes payable – related party (see note 3)

     206,000

-

Total long-term debt

$5,913,313

$2,731,951

Less current portion

477,443

227,300

Long-term debt, net of current portion

$

5,435,870

$2,504,651

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2007 and thereafter, are summarized as follows:

Year

Amount

2008

$

477,443

2009

$

949,111

2010

1,053,942

2011

695,804

2012

714,250

Thereafter

 2,022,763

5,435,870

Total

$5,913,313

Interest expense was $54,540 and $1,167 (including related party – see Note 3) for the three months ended June 30, 2008 and 2007, respectively. Interest expense was $84,458 and $1,167 (including related party – see Note 3) for the six months ended June 30, 2008 and 2007, respectively.

The above agreements contain various customary financial covenants.  The Company was in compliance with these covenants as of June 30, 2008.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007 DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest equally over a three year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  Stock option expense of $ 8,078 and $16,156, as determined using the Black-Scholes model, was recognized during the three months and six months ended June 30, 2008, respectively, as compensation cost in the interim consolidated statements of operations and as additional paid-in capital on the interim consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of June 30, 2008.  The fair value of unvested shares, as determined using the Black-Scholes model, is $67,379 as of June 30, 2008.  The unvested shares will be amortized equally over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS No. 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.  At June 30, 2008, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of June 30, 2008.

At June 30, 2008, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of June 30, 2008.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 30, 2008.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.

INCOME TAXES

The provision for income taxes consists of the following components for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Curently	$11,143	$(18,747)	$(1,493)	$(56,342)
Deferred	(298)	-	16,205	-
Income Tax Benefit (Provision)	$10,845	$(18,747)	$14,712	$(56,342)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax liabilities and assets are summarized as follows as of:

                                                                                                              June 30         December 31

                                                                                                                2008

       2007

                                                                                           (in thousands)    (in thousands)

Deferred tax assets:

     Net operating loss carry forwards

$

 47.0

   $        6.0

     Deferred rent expense

22.0                 48.5

     Start-up costs

70.0                 39.5

     Other

9.0                   3.0

Total deferred tax assets

148.0                 97.0

Deferred tax liabilities:

     Tax depreciation in excess of book

53.0

           18.0

Net deferred income tax assets

$

95.0

   $      79.0

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

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

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest or penalties related to uncertain tax positions as of June 30, 2008.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  As of June 30, 2008, there are no tax examinations in process.

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

Berkley Burgers, Inc. has signed a lease for restaurant space from an entity related through common ownership.  The 15-year lease commenced in February 2008 and requires monthly payments of approximately $6,300.

AMC Grand Blanc, Inc. lease payments commenced March 2008 and require monthly payments of approximately $10,300.  The 10-year lease expires in 2018.

Total rent expense was $121,907 and $10,226 for the three months ended June 30, 2008 and 2007, respectively. Total rent expense was $224,595 and $17,495 for the six months ended June 30, 2008 and 2007, respectively.

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

$

5,600,058

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company has signed lease agreements for restaurant space for AMC Petoskey, Inc., AMC Troy, Inc., Ann Arbor Burgers, Inc., AMC Flint, Inc., and AMC Port Huron, Inc.  The agreements do not commence until a specified period of time following possession and expire ten to twenty-five years from that date.  After occupancy the agreements require aggregate monthly payments of approximately $51,300 a month.  Occupancy has not occurred as of June 30, 2008, and related future payments are not included in the above table.

8.

COMMITMENTS AND CONTINGENCIES

The Company has management services agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida.  These management services agreements each contain an option that allows a subsidiary of the Company to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years.  This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of any initial public offering completed by the Company.  While such exercise is contemplated as part of the Company’s strategic plan, there can be no assurance that this strategic plan will be achieved.  The Company was assigned from a related entity an “Area Development Agreement” with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of June 30, 2008 six of these restaurants had been opened for business, three of which are Company owned.

The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business. The ultimate outcome of any litigation is uncertain. While unfavorable outcomes could have adverse effects on the Company’s business, results of operations and financial condition, management believes that the Company is properly insured and does not believe that any pending or threatened proceedings would adversely impact the Company’s results of operations, cash flows or financial condition.

9.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest amounted to $84,458 and $1,167 for the six months ended June 30, 2008 and 2007, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

10.

SUBSEQUENT EVENT

AMC Troy, Inc., a wholly owned subsidiary, opened a Buffalo Wild Wings restaurant located in Troy, Michigan to the public on July 20, 2008.

* * * * *

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Registration Statement and Form 10-K for the fiscal year ended December 31, 2007.  This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2008 and our expected store openings.  Such statements are forward-looking and involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-Q under the heading “Risk Factors / Forward-Looking Statements”.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Investments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  SFAS No. 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact, if any, on its consolidated financial statements.

Liquidity

Our current consolidated cash flows from operations for the six month period ended June 30, 2008 is $171,170. This cash flow is derived primarily from the offset of the net loss by the depreciation and amortization add back along with the slight increase in prepaid expenses. Our new restaurants will also be funded by future debt financing, which we expect to be provided by Charter One Bank and Home City Federal Savings Bank. These new restaurants include:

•

Troy, Michigan – Buffalo Wild Wings – opened to the public on July 20, 2008.  The estimated cost of construction and equipment is $1,583,000 and is financed by Charter One Bank through a line of credit in the amount of $476,348 and a loan in the amount of $1,013,270.  Any difference will be covered from operating cash.

•

Petoskey, Michigan – BuffaloWildWings – expected to open in the 3rd quarter of 2008.  The estimated cost of construction and equipment is $1,200,000 and is financed by Charter One Bank through a loan in the amount of $345,445 and a second loan in the amount of $803,239.  Any difference will be covered from operating cash.

•

Ann Arbor, Michigan – Bagger Dave's – expected to open in the third quarter of 2008.  The estimated cost of construction and equipment is $800,000 and will be partially financed by a loan from Home City Federal Savings Bank in the amount of $500,000.  The difference is expected to be paid from operating cash or proceeds from the Company’s initial public offering.

•

Flint, Michigan – Buffalo Wild Wings – expected to open in the 1st quarter of 2009.  The estimated cost of construction and equipment is $1,200,000.  Financing has not been arranged as of this filing, but we anticipate financing 70% and contributing 30% equity from operating cash or initial public offering proceeds or a combination of both.

•

Port Huron, Michigan – Buffalo Wild Wings – expected to open in the 1st quarter of 2009.  The estimated cost of construction and equipment is $1,250,000.  Financing has not been arranged as of this filing, but we anticipate financing 70% and contributing 30% equity from operating cash or initial public offering proceeds or a combination of both.

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

As of August 1, 2008, Diversified Restaurant Holdings, Inc. has sold the entire 140,000 shares of common stock offered in our S1 Registration Statement thereby raising $735,000 in cash.  Currently the proceeds reside in an interest bearing account at Charter One Bank.

Off Balance Sheet Arrangements

An off balance sheet arrangement exists between AMC Group, Inc., one of our wholly owned subsidiaries, and TMA Enterprises of Novi, Inc., which is a BuffaloWildWings unit managed by AMC Group, Inc.  On April 5, 2007 TMA Enterprise of Novi, Inc. entered into a loan with General Electric Capital Corporation for $719,950. That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant. AMC Group, Inc. is a guarantor of this debt.

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

Area Development Agreement

The Company was assigned from a related entity an “Area Development Agreement” with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of June 30, 2008 six of these restaurants had been opened for business.  On July 20, 2008, the Company opened its Troy Buffalo Wild Wings location raising the number of restaurants open under the Development Agreement to seven (7) of the 23 required.  Three of the restaurants are affiliated and four are Company owned.

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

Capital Resources

The change in property and equipment from December 31, 2007 to June 30, 2008 is substantially due to improvements and equipment acquired for the two new Company owned restaurants that opened in the first quarter of 2008.  As discussed in the Liquidity section above, the property and equipment added as each new restaurant is prepared for opening will range between approximately $800,000 and $1,500,000.  All substantial increases in property and equipment in the future will be due to the opening of planned Company owned restaurants.

OPERATING AND FINANCIAL REVIEW

For the three months ended and for the six months ended June 30, 2008, revenue was generated by the collection of management and marketing fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the operations of three (3) Buffalo Wild Wings restaurants and one (1) Bagger Dave’s Legendary Burgers and Fries restaurant.  For the three months ended and for the six months ended June 30, 2007 our revenue was generated entirely from management and marketing fees charged to the affiliated Buffalo Wild Wings restaurants.

Three Months ended June 30, 2008 compared to the Three Months ended June 30, 2007 and Six Months ended June 30, 2008 compared to the Six Months ended June 30, 2007.

REVENUE – Total revenue increased $2,015,819 or 462% during the three months ended June 30, 2008 to $2,452,212 from $436,393 for the three month period ended June 30, 2007.  For the six month period, total revenue increased $3,469,982 or 418% to $4,300,597 for the six months ended June 30, 2008, from $830,615 during the same period in 2007.  This improvement is a result of the inclusion of sales from four Company owned restaurants now open that were not in existence in the second quarter of 2007 nor the first six months of 2007 (North Port, FL; Riverview, FL; Grand Blanc, MI - BWW’s and Berkley, MI - Bagger Dave’s).  Same store sales from the affiliated restaurants, on which management fees are collected by Diversified Restaurant Holdings’ subsidiary, AMC Group, Inc., were up 5.04% in the second quarter of 2008 compared to the same period in 2007.  The same store sales increased 3.09% for the six month period ended June 30, 2008 compared to 2007.  Most of the same store sales increase is due to the closing of the Novi, MI BWW for a two week period in June of 2007 for remodeling.  Novi’s same store sales increase is 71% of the second quarter increase and 58% of the six month increase.  In addition, the service agreement for the collection of management fees collected from the Michigan Buffalo Wild Wings restaurants was rewritten and the fee increased by 0.50% in the third quarter of 2007.

COST OF SALES – Cost of goods sold (food and beverage) increased from $0 to $597,415 for the three months ended June 30, 2008 compared to the same period in 2007.  For the six month period ended June 30, 2008, cost of goods sold increased from $0 for the same period in 2007 to $1,026,819.  Diversified Restaurant Holdings, Inc. had no Company owned restaurants open in the second quarter of 2007 or the six month period ended June 30, 2007 and therefore no cost of goods sold.

PAYROLL COSTS – Our payroll costs increased $618,519 or 281% to $838,695 from $220,176 for the three months ended June 30, 2008 compared to the same period in 2007.  Payroll costs increased $1,105,114 or 255% to $1,538,441 from $433,327 for the six month period ended June 30, 2008 compared to the same period in 2007.  These increases are due primarily to the additional payroll from the four new Company owned restaurants that were not open in 2007.  In addition to direct restaurant personnel, personnel have been added in operations, marketing, accounting and human resources in order to accommodate our growth objectives.

OPERATING EXPENSES – Total operating expenses rose $2,041,234 or 546% to $2,414,860 from $373,626 for the three months ended June 30, 2008 compared to the same period in 2007.  Total operating expenses rose $3,618,594 or 563% to $4,261,171 from $642,577 for the six month period ended June 30, 2008 compared to the same period in 2007.  This increase is a result of additional operating expenses principally from the four Company owned restaurants that were not open in the second quarter of 2007 or the six month period ended June 30, 2007.

OPERATING PROFITS – Operating profit for the three months ended June 30, 2008 fell $25,415 or 40% to $37,352 from $62,767 recorded in the same period of 2007.  Operating profit for the six month period ended June 30, 2008 fell $148,612 or 79% to $39,426 from $188,038 recorded in the same six month period of 2007.  This decrease resulted from anticipated losses from operations in the first few months of new restaurant operations.  This result is typical as labor and food costs are traditionally higher than average in the first few months of a new restaurant’s operation.  In addition, the two Company owned Florida restaurants, AMC North Port and AMC Riverview, are underperforming due to poor Florida economic conditions and a lack of brand awareness in the region.

OTHER INCOME & EXPENSE – Other expense increased $58,523 to $58,800 for the three months ended June 30, 2008 from $277 for the three months ended June 30, 2007.  Other expense increased $85,036 to $85,266 for the six month period ended June 30, 2008 from $230 in the six month period ended June 30, 2007.  The increase in other expenses is due to increased interest expense on loans for Company owned restaurants.

INCOME (LOSS) BEFORE INCOME TAXES – Our income before taxes decreased by 134% or $83,938 to $(21,448) from $62,490 for the three month period ended June 30, 2008 compared to the same period of 2007.  Income before taxes decreased by 124% or $233,648 to $(45,840) from $187,808 for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007.  The decrease is due to the factors mentioned previously.

INCOME TAXES – For the three months ended June 30, 2008, there is an income tax benefit recorded in the amount of $10,845 compared to income tax expense of $18,747 recorded for the same period of 2007.  For the six months ended June 30, 2008, there is an income tax benefit recorded in the amount of $14,712 compared to income tax expenses of $56,494 recorded for the same period of 2007.  This decrease in expense reflects the recognition of a deferred federal tax benefit.

NET INCOME (LOSS) – Our net income fell 124% or $54,346 to $(10,603) from $43,743 for the three months ended June 30, 2008 compared to the same period in 2007. For the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007, net income fell 124% or $162,442 to $(31,128) from $131,314.  Again, this decrease is largely a direct result of adding the revenues and expenses from four new restaurants that were all open less than 11 months and the poor performance of the North Port and Riverview Buffalo Wild Wings restaurants.

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

The Company filed a registration statement on Form S-1 in connection with the sale of 140,000 shares of common stock at a price of $5.25 per share, with an aggregate offering price of $735,000. The registration statement was granted effective status on March 17, 2008. (SEC file number 333-145316).  The offering was conducted by the executive officers of the Company, and it was completed on August 1, 2008 through the sale of all 140,000 shares, with an aggregate offering price of $735,000. No payments were made in connection with the sale of the shares and no payments were made to any underwriter for discounts, commissions or expenses. Fees in the amount of $2,500 were paid to Charter One Bank for its services as escrow agent in connection with the offering. Proceeds in the amount of $732,500 were delivered to the Company and as of the date of this report, such proceeds remain deposited in the Company’s bank account.

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

Dated:  August 14, 2008

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

T. Michael Ansley

President, Principal Executive Officer and Director

By:  /s/ Jason T. Curtis

Jason T. Curtis

Chief Operating Officer, Principal Financial Officer