Form 10-Q
period 2008-09-30
Diversified Restaurant Holdings, Inc.
filed 2008-11-14
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(770) 804-0500
www.corplaw.net

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,070,000 shares of $.0001 par value common stock outstanding as of September 30, 2008.

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

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 4

Consolidated Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007 4

Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 and The nine months ended September 30, 2008 and 2007 (unaudited) 5

Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2008 (unaudited) 6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited) 7

Notes to Unaudited Interim Consolidated Financial Statements 8-22

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

28

Item 4.  Controls and Procedures

28

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

28

Item 1A.  Risk Factors

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.  Defaults Upon Senior Securities

29

Item 4.  Submission of Matters to a Vote of Security Holders

29

Item 5.  Other Information

29

Item 6.  Exhibits

30

Signatures

30

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30	December 31
ASSETS	2008	2007
	(Unaudited)
Current assets
Cash and cash equivalents	$ 659,541	$ 275,728
Accounts receivable - related party	114,140	130,429
Inventory	111,082	35,750
Prepaid expenses and other assets	399,778	134,244

Total current assets	1,284,541	576,151
Property and equipment, net	7,038,526	3,328,611
Deferred income taxes	148,732	79,181

Total assets	$ 8,471,799	$ 3,983,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$ 414,725	$ 227,300
Accounts payable	437,218	212,007
Accrued liabilities	577,725	243,435
Related party payable	5,085	12,000
Total current liabilities	1,434,753	694,742

Long-term debt, less current portion (Notes 3 and 4)	5,863,333	2,504,651

Total liabilities	7,298,086	3,199,393
Commitments and contingencies (Notes 3, 4, 7, and 8)

Stockholders' equity (Note 5)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 18,070,000 and 17,930,000 shares, respectively,
issued and outstanding	1,807	1,793
Additional paid-in capital	1,750,821	991,603
Accumulated deficit	(578,915)	(208,846)

Total stockholders' equity	1,173,713	784,550

Total liabilities and stockholders' equity	$ 8,471,799	$ 3,983,943

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenue
Management and advertising fees	$ 428,173	$ 461,765	$1,377,944	$ 1,292,380
Food and beverage sales	2,937,982	698,263	6,288,808	698,263

Total revenue	3,366,155	1,160,028	7,666,752	1,990,643

Operating expenses
Compensation costs	1,185,333	449,169	2,723,774	882,496
Food and beverage costs	850,110	198,338	1,876,929	198,338
General and administrative	1,176,548	626,807	2,303,170	814,145
Occupancy	220,611	30,678	483,256	48,173
Depreciation and amortization	225,246	27,513	515,734	31,930

Total operating expenses	3,657,848	1,332,505	7,902,863	1,975,082

(Loss) income from operations	(291,693)	(172,477)	(236,111)	15,561

Interest expense	97,408	4,861	181,866	6,028
Other expense (income), net	3,691	(1,872)	20,656	(2,809)

(Loss) income before income taxes	(392,792)	(175,466)	(438,633)	12,342

Income tax benefit (provision)	53,852	52,888	68,564	(3,606)

Net (loss) income	$ (338,940)	$ (122,578)	$(370,069)	$ 8,736

Basic (loss) earnings per share	$ (0.019)	$ (0.007)	$ (0.020)	$ 0.000
Fully diluted (loss) earnings per share	$ (0.019)	$ (0.007)	$ (0.020)	$ 0.000

Weighted average number of common shares
outstanding (Note 1)
Basic	18,022,826	17,930,000	17,895,219	17,930,000
Diluted	28,972,826	28,880,000	28,805,255	28,880,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances - January 1, 2008	17,930,000	$ 1,793	$ 991,603	$ (208,846)	$ 784,550

Proceeds from the issuance of common stock	140,000	$ 14	$ 734,984	$ -	$ 734,998

Share-based compensation (Note 5)	-	$ -	$ 24,234	$ -	$ 24,234

Net loss	-	$ -	$ -	$ (370,069)	$ (370,069)

Balances - September 30, 2008	18,070,000	$ 1,807	$ 1,750,821	$ (578,915)	$ 1,173,713

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities
Net (loss) income	$ (370,069)	$ 8,736
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
Depreciation and amortization	515,734	31,930
Share-based compensation	24,234	-
Deferred income tax benefit	(69,551)	-
Common stock subscription receivable	-	5,504
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	16,289	60,777
Inventory	(75,332)	(47,970)
Prepaid expenses and other assets	(268,213)	(79,465)
Accounts payable	225,211	25,430
Accrued liabilities	334,290	108,298
Related party payables	(6,915)	-
Net cash provided by operating activities	325,678	113,240
Net cash used in investing activities
Purchases of property and equipment	(4,222,970)	(2,170,466)
Cash flows from financing activities
Proceeds from issuance of notes payable - related party	204,800	1,313,075
Proceeds from issuance of long term debt	3,680,296	695,360
Repayments of long-term debt	(338,989)	(200,000)
Proceeds from issuance of common stock	734,998	-
Net cash provided by financing activities	4,281,105	1,808,435
Net increase (decrease) in cash and cash equivalents	383,813	(248,791)
Cash and cash equivalents, beginning of period	275,728	1,070,075
Cash and cash equivalents, end of period	$ 659,541	$ 821,284

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.

Financial Statement Presentation

The unaudited interim consolidated financial statements contained in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented.  All adjustments that are material are of a normal recurring nature.  Our operating results for the nine month period ended September 30, 2008 do not necessarily indicate the results that should be expected for the year ending December 31, 2008.  The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-K.

Nature of Business

Diversified Restaurant Holdings, Inc. (DRH) and its three wholly owned subsidiaries AMC Group, Inc, (AMC), AMC Wings, Inc. (WINGS), and AMC Burgers, Inc.  (BURGERS) (collectively, the "Company"), develop, own, and operate, as well as render management and marketing services for, Buffalo Wild Wings restaurants located throughout Michigan and Florida and their own restaurant concept, Bagger Dave's Legendary Burgers and Fries (Bagger Dave's).

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

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase the nine (9) existing restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc. all of which are 100% owned by WINGS.  Formed in 2008 were AMC Flint, Inc. and AMC Port Huron, Inc., also owned 100% by WINGS.  These WINGS' subsidiaries either currently or will each own and operate a Buffalo Wild Wings restaurant.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.  Restaurant operations at AMC Grand Blanc, Inc., commenced in the first

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2008.  Restaurant operations at AMC Troy, Inc and AMC Petoskey, Inc commenced in the third quarter of 2008.

BURGERS was also formed on March 12, 2007 and owns Bagger Dave's restaurants, which is a new concept developed by the Company.  The first Bagger Dave's restaurant, which opened in January 2008 in Berkley, Michigan, is owned by Berkley Burgers, Inc. which, in turn, is 100% owned by BURGERS.  Also formed during 2007 was Ann Arbor Burgers, Inc. (wholly owned by BURGERS), which owns and operates a Bagger Dave's restaurant that opened in the third quarter of 2008 in Ann Arbor, MI.  Troy Burgers, Inc., also owned 100% by BURGERS, was formed in 2008.

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at September 30, 2008 and December 31, 2007 relate entirely to management and advertising fees charged to the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 3).  Management does not believe any allowances for doubtful accounts are necessary at September 30, 2008 or December 31, 2007.

Lease Accounting

Certain of our operating leases provide for minimum annual payments that increase over the life of the lease.  The aggregate minimum annual payments are expensed on a straight-line basis beginning when we take possession of the property and extending over the term of the related lease.  The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.  The Company also accounts, in its straight-line computation, for the effect of any "rental holidays" or "tenant incentives".

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

Earnings (Loss) Per Share

Earnings (loss) per share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of "basic" and "diluted" earnings per share on the face of the income statement. "Diluted" reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.

Concentration Risks

Approximately 18% and 65% of the Company's revenues during the first nine months of 2008 and 2007 respectively, are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 3).  Approximately 63% and 0% of food and beverage sales come from restaurants located in Michigan for the nine months ended September 30, 2008 and September 30, 2007, respectively.

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

Financial Instrument

The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company's portfolio of variable rate debt and to reduce exposures to interest rate fluctuations.  The Company does not use any other types of derivative

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The Company records adjustments to interest expense for amounts received or paid under interest rate swaps as interest rates change.  The notional amount of the interest rate swaps at September 30, 2008 was approximately $3,000,000.

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

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.   The Company adopted SFAS 159 on January 1, 2008, which did not have a material effect on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Investments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which retains the fundamental requirements in Statement 141 that the

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  SFAS No. 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact, if any, on its consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF No. 06-4 did not have an effect on the consolidated financial statements based on the current contracts entered into by the Company.

In January 2008, the FASB issued Statement No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity.  The Company will continue to research this statement to determine the impact in future periods.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles.  The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and is not expected to have a significant impact on the Company's consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS No. 163) Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB No. 60.  The objective of SFAS No. 163 is to clarify how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This statement also requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods after December 15, 2008 and is not expected to have an impact on the Company's consolidated financial statements.

2.

PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

September 30

December 31

2008

2007

Equipment

$2,218,092

$

730,037

Furniture and fixtures

689,458

327,549

Leasehold improvements

4,717,105

1,505,876

Restaurant construction-in-progress

47,092

885,315

Total

7,671,747

3,448,777

Less accumulated depreciation

633,221

120,166

Property and equipment, net

$

7,038,526

$

3,328,611

3.

RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during the three months ended September 30, 2008 and 2007 were $17,244 and $6,754, respectively.  Fees paid during the nine months ended September 30, 2008 and 2007 were $43,675 and $14,134, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership and management control.  Fees earned during the three months ended September 30, 2008 and 2007 totaled $428,173 and $447,060, respectively.  Fees earned during the nine months ended September 30, 2008 and 2007 totaled $1,377,944 and $1,277,675, respectively.  Accounts receivable arising from such

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

billed fees were $114,140 and $130,429 at September 30, 2008 and December 31, 2007, respectively.

The Company is a guarantor of debt of three entities related through common ownership and management control.  Under the terms of the guarantees, the Company's maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees.  The event or circumstance that would require the Company to perform under the guarantee is an "event of default".  An "event of default" is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of September 30, 2008, the carrying amount of the underlying debt obligations of the related entities is, in aggregate, approximately $1,470,000 and the Company's guarantee extends for the full term of the debt agreements, all of which expire in 2017.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.  At September 30, 2008, payments on the debt obligations were current.

Long term debt (Note 4) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH's stockholders.  The notes bear interest at a rate of 3.2% per annum and are expected to be repaid over a two-year period commencing January 2009 in monthly installments of approximately $4,444 each.  The related party payable represents short term advances from a stockholder.

As part of its restaurant management services for the affiliated Buffalo Wild Wings restaurants, the Company maintains a cash "sweep" account.  Cash from some of the managed restaurants, as well as from AMC, Inc., is transferred daily to the sweep account.  The sweep account is then automatically transferred to overnight securities investments, which are liquidated daily and returned to the sweep account.  Approximately $678,000 relating to the managed restaurants was held in such overnight investments at September 30, 2008.  Balances that are swept from managed restaurants not owned by DRH are not included in the accompanying consolidated financial statements as an asset or liability.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

See financial statement Note 7 for related party lease transactions.

4.

LONG TERM DEBT

Long-term debt consists of the following obligations:

                                                                                   September 30

December 31

   2008

2007

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month London InterBank Offered Rate ("LIBOR") plus 2.5% (effective annual rate of approximately 4.986% at September 30, 2008).  $  349,915  $  349,915

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $8,100.  Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.    760,021    -

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $17,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 4.986% at September 30, 2008).    345,445    345,445

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in September 2015.  Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.    780,196           -

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,600 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%.  The note matures in November 2014.    430,224    458,265

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for monthly payments of principal and interest of approximately $15,400 for the period beginning July 2008 through maturity in September 2015.  Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.    984,344           -

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $9,400 for the period beginning March 2009 through maturity in February 2014.  Interest is charged based on the one month LIBOR

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

plus 2.6% (effective annual rate of approximately 5.086% at September 30, 2008).

  476,348    -

Note payable to a bank secured by the property and equipment of AMC Northport, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 8.15%.  The note matures in November 2014.    719,405    784,797

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 7.67%.  The note matures in November 2014.    727,360    793,529

Note payable to a bank secured by the property and equipment of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $7,669.  Interest is charged at a fixed annual rate of approximately 7.50%.    500,000    -

Notes payable – related party (see note 3)

     204,800

-

Total long-term debt

$6,278,058

$2,731,951

Less current portion

     414,725

227,300

Long-term debt, net of current portion

$

5,863,333

$2,504,651

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2007 and thereafter are summarized as follows:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Year

Amount

2008

$

414,725

2009

$

1,040,501

2010

1,141,342

2011

761,352

2012

784,886

Thereafter

 2,135,252

5,863,333

Total

$6,278,058

Interest expense was $97,408 and $4,861 (including related party – see Note 3) for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $181,866 and $6,028 (including related party – see Note 3) for the nine months ended September 30, 2008 and 2007, respectively.

The above agreements contain various customary financial covenants.  The Company was in compliance with these covenants as of September 30, 2008.

5.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007 DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest ratably over a three year period and expire nine years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  Stock option expense of $ 8,078 and $24,234, as determined using the Black-Scholes model, was recognized during the three months and nine months ended September 30, 2008, respectively, as compensation cost in the interim consolidated statements of operations and as additional paid-in capital on the interim consolidated statement of stockholders' equity to reflect the fair value of shares vested as of September 30, 2008.  The fair value of unvested shares, as determined using the Black-Scholes model, is $59,301 as of September 30, 2008.  The unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS No. 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

On November 30, 2006, DRH issued warrants to private placement shareholders to purchase 800,000 common shares at a purchase price of $1 per share.  These warrants vest over a three year period from the issuance date and expire four years after issuance.  The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006.  The

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS 123(R), Share-Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In the third quarter of 2008, the Company issued 140,000 common shares in exchange for approximately $735,000 raised in connection with its initial public offering.

At September 30, 2008, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of September 30, 2008.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 30, 2008.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors' resolution prior to issuance of any series of preferred stock.

6.

INCOME TAXES

The provision for income taxes consists of the following components for the three and nine months ended September 30, 2008 and 2007:

Three Months Ended

Nine Months Ended

      September 30

     September 30

                                                 2008

              2007

2008

2007

Current                                   $   507            $52,888

$  (987)         $(3,606)

Deferred                                 53,345                      -

 69,551

        -

Income Tax Benefit

(Provision)

          $53,852           $52,888                        $68,564          $(3,606)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred income tax liabilities and assets are summarized as follows as of:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               September 30

December 31

 2008

        2007

Deferred tax assets:

Net operating loss carry forwards

$237,639

   $    5,994

Deferred rent expense

    26,867          49,102

Start-up costs

    81,741          38,936

Other

    12,527            3,302

Total deferred tax assets

  358,774          97,334

Deferred tax liabilities:

Tax depreciation in excess of book

  210,042          18,153

Net deferred income tax assets

$148,732      $  79,181

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109.  There was no impact on the Company's consolidated financial statements upon adoption.

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest or penalties related to uncertain tax positions as of September 30, 2008.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  As of September 30, 2008, there are no tax examinations in process.

7.

OPERATING LEASES (INCLUDING RELATED PARTY)

The Company leases its current office facilities under a renewable lease, which expires April 30, 2010.  The agreement requires rent to be paid in monthly installments of $3,835.

The Company also leases restaurant space for AMC Northport, Inc. and AMC Riverview, Inc.  The 10-year leases expire in 2017 and require aggregate monthly payments of approximately $25,000 a month.

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

AMC Troy, Inc. and Ann Arbor Burgers, Inc. lease payments commenced in August of 2008.  Both leases have ten year terms expiring in 2018 and monthly payments of approximately $13,750 and $6,890, respectively.

AMC Petoskey, Inc.'s lease commenced in August 2008 under a 10 year term expiring in 2018.  Monthly lease payments of approximately $9,000 begin in February of 2009.

Total rent expense was $188,150 and $30,676 for the three months ended September 30, 2008 and 2007, respectively.  Total rent expense was $412,746 and $48,171 for the nine months ended September 30, 2008 and 2007, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancellable operating leases with initial or remaining lease terms in excess of one year at December 31, 2007 are summarized as follows:

Year

Amount

2008

$

581,260

2009

891,566

2010

872,770

2011

860,530

2012

870,563

Thereafter

5,318,198

Total

$

9,394,887

The Company has signed lease agreements for restaurant space for AMC Flint, Inc., and AMC Port Huron, Inc.  The agreements do not commence until a specified period of time following possession and expire ten to twenty-five years from that date.  After occupancy the agreements require aggregate monthly payments of approximately $11,300 a month.  Occupancy has not occurred as of September 30, 2008, and related future payments are not included in the above table.

8.

COMMITMENTS AND CONTINGENCIES

The Company has management services agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida.  These management services

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

agreements each contain an option that allows a subsidiary of the Company to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years.  This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of the Company's initial public offering completed by the Company.  The two year anniversary will occur on August 1, 2010.  While such exercise is contemplated as part of the Company's strategic plan, there can be no assurance that this part of the strategic plan will be achieved.

The Company was assigned from a related entity an "Area Development Agreement" with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated "development territory", as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of September 30, 2008 eight of these restaurants had been opened for business, five of which are Company owned.

The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  While unfavorable outcomes could have adverse effects on the Company's business, results of operations and financial condition, management believes that the Company is properly insured and does not believe that any pending or threatened proceedings would adversely impact the Company's results of operations, cash flows or financial condition.

9.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest amounted to $181,866 and $6,028 for the nine months ended September 30, 2008 and 2007, respectively.

* * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results from Operations contained in our Registration Statement and Form 10-K for the fiscal year ended December 31, 2007.  This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2008 and our expected store openings.  Such statements are forward-looking and involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-Q under the heading "Risk Factors / Forward-Looking Statements".

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

There were no material changes during the nine months ended September 30, 2008 to the Company's critical accounting policies as reported in the Company's Annual Report for 2007 on Form 10-K.

Liquidity

Our current consolidated cash flows from operations for the nine month period ended September 30, 2008 is $325,678.  New restaurants will be (or were) funded by debt financing, which we expect to be provided by Charter One Bank, Home City Federal Savings Bank or another lending institution.  These new restaurants include:

•

Troy, Michigan – Buffalo Wild Wings – opened to the public on July 20, 2008.  The cost of construction and equipment was $1,310,000 and was financed by Charter One Bank through a line of credit in the amount of $476,348 and a loan in the amount of $1,013,270.

•

Petoskey, Michigan – Buffalo Wild Wings – opened to the public on August 17, 2008.  The cost of construction and equipment was $1,073,000 and was financed by Charter One Bank through a loan in the amount of $345,445 and a second loan in the amount of $803,239.

•

Ann Arbor, Michigan – Bagger Dave's – opened to the public on August 30, 2008.  The cost of construction and equipment was $734,000 and was partially financed by a loan from Home City Federal Savings Bank in the amount of $500,000.  The difference of $234,000 was paid from operating cash ($37,000) and proceeds from the Company's initial public offering ($197,000).

•

Flint, Michigan – Buffalo Wild Wings – expected to open in the 4th quarter of 2008.  The estimated cost of construction and equipment is $1,110,000.  As of this filing, we expect this project to be 100% financed through Charter One Bank.

•

Port Huron, Michigan – Buffalo Wild Wings – expected to open in the 2nd quarter of 2009.  The estimated cost of construction and equipment is $1,235,000.  Financing has not been arranged as of this filing, but we anticipate financing 70% and contributing 30% equity from operating cash flows.

In exchange for the 100% financing of the Flint, MI Buffalo Wild Wings restaurant, Charter One Bank has requested payment in full on two outstanding notes, the $349,915 loan to AMC Grand Blanc, Inc. and the $345,445 loan to AMC Petoskey, Inc.  Management intends to pay off the $695,360 by raising capital through a combination, yet to be determined, of convertible notes from stockholders, loans from Company managers and cash from operations.

Management believes that consumer awareness of the Buffalo Wild Wings brand nationally is increasing due to increased advertising and increased market penetration by the franchisor. Management also believes this will improve our ability to borrow the funds necessary to add additional restaurants.  However, the current state of the American economy is creating stagnant or slightly declining same store sales and a severe tightening of the credit markets.  The ability to obtain adequate financing for our growth model is questionable.  Management will likely proceed with one to three new restaurants in 2009 as opposed to previous plans for five to six new restaurants.  Emphasis on prime locations is now more critical than ever in an effort to create stronger store openings and earlier positive cash flow.

As of August 1, 2008, Diversified Restaurant Holdings, Inc. sold the entire 140,000 shares allocated in our S-1 Registration Statement thereby raising $735,000 in cash.  As of this filing, approximately $104,000 remains in an interest bearing account at Charter One Bank.  The proceeds of the IPO were used in the normal course of operations as follows and do not represent costs associated with the offering:

Leasehold improvements and equipment

$416,308

Design and architecture fees (Flint and Port Huron)

    47,355

Accounting and legal fees

    55,218

Working capital influx

    71,000

Insurance (D & O)

    33,000

Stock issuance and trading fees

      5,269

Miscellaneous

      2,850

$631,000

Capital Resources

The change in property and equipment from December 31, 2007 to September 30, 2008 is substantially due to improvements and equipment acquired for the five new Company owned restaurants that opened in the first three quarters of 2008.  As discussed in the Liquidity section of this Management's Discussion and Analysis, the property and equipment added as each new restaurant is prepared for opening will range between approximately $800,000 and $1,500,000.  All substantial increases in property and equipment in the future will be due to the opening of planned Company owned restaurants.

Off Balance Sheet Arrangements

An off balance sheet arrangement exists between AMC Group, Inc., one of our wholly owned subsidiaries, and TMA Enterprises of Novi, Inc., which is a Buffalo Wild Wings unit managed by AMC Group, Inc.  On April 5, 2007 TMA Enterprise of Novi, Inc. entered into a loan with General Electric Capital Corporation for $719,950.  That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant. The principal outstanding at September 30, 2008 is $612,578.  AMC Group, Inc. is a guarantor of this debt.

Another off balance sheet arrangement exists between TMA Enterprises of Ferndale, LLC, which is a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc.(DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. (the last four being wholly owned subsidiaries of DRH).  On August 10, 2007 TMA Enterprises of Ferndale, LLC entered into a loan with Charter One Bank for $720,404.  That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations.  The outstanding principal as of September 30, 2008 is $632,338.  Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.

A third off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Wings, Inc., AMC Group, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc. and AMC Petoskey, Inc. (the last five being wholly owned subsidiaries of DRH).  On February 12, 2008 Flyer Enterprises, Inc. entered into a loan with Charter One Bank for $223,622.  The loan was used to refinance an existing debt with GE Capital.  The principal outstanding at September 30, 2008 is $226,678.  Diversified Restaurant Holdings, Inc., AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.

Area Development Agreement

The Company was assigned from a related entity an "Area Development Agreement" with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants within their designated "development territory", as defined by the agreement, by October 1, 2016.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant or loss of rights to development territory.  As of September 30, 2008 eight of these restaurants had been opened for business.  Three of the restaurants are affiliated and five are Company owned.

Exercise of Options to Purchase Managed Restaurants

We have an option to purchase the restaurants we currently manage on the second anniversary of the completion of the Initial Public Offering.  That date is August 1, 2010.

We intend to exercise those options and acquire each restaurant, although there is no assurance this will occur.  We expect to acquire these restaurants by using potential cash reserves, additional debt instruments or issuance of additional capital stock. We could use a combination of these methods, extend the options or opt not to exercise the options.  Additional debt could impede our financial performance if the acquired restaurants under perform.  Also, if we issue additional stock to acquire the restaurants this will dilute the stock and potentially have a negative impact on the Company's stock price.  We believe that the effect of the exercise of the options on our financial statements would be as follows:

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

e.

Intangible assets (goodwill, principally, though other intangibles could be identified, as a result of applying SFAS 141R.

f.

Trade accounts payable and accrued expenses (such as compensation costs and amounts due to vendors expected to increase).

g.

Debt (either existing debt carried by the acquired restaurants, as applicable, or new debt if required to be incurred to finance the purchases).

h.

Common or Preferred stock (if issued to fund the purchases).

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

Cash Flows Statement

We expect cash flows from operating (resulting from the balance sheet and income statement changes discussed above) and investing (normal ongoing purchases of equipment and improvements for the acquired restaurants) activities to show significant changes upon exercise of some or all of the purchase options.  Cash flows from financing activities may be impacted, depending on our need to incur additional debt to finance the acquisitions.  Non-cash financing activities could be impacted (and related equity accounts) if we need to issue our capital stock in exchange for the purchase(s).

OPERATING AND FINANCIAL REVIEW

For the three months ended and for the nine months ended September 30, 2008, revenue was generated by the collection of management and marketing fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the operations of five (5) Buffalo Wild Wings restaurants and two (2) Bagger Dave's Legendary Burgers and Fries restaurants.  For the three months ended and for the nine months ended September 30, 2007 our revenue was generated from management and marketing fees charged to the nine (9) affiliated Buffalo Wild Wings restaurants and restaurant sales from two (2) Company owned restaurants which both opened to the public in August of 2007.

Three Months ended September 30, 2008 compared to the Three Months ended September 30, 2007 and Nine Months ended September 30, 2008 compared to the Nine Months ended September 30, 2007.

REVENUE – Total revenue increased $2,206,127 or 190% during the three months ended September 30, 2008 to $3,366,155 from $1,160,028 for the three month period ended September 30, 2007.  For the nine month period, total revenue increased $5,676,109 or 285% to $7,666,752 for the nine months ended September 30, 2008, from $1,990,643 during the same period in 2007.  This improvement is a result of sales from five Company owned restaurants now open that were not in existence in the third quarter of 2007 nor the first nine months of 2007 (Grand Blanc, MI; Troy, MI; Petoskey, MI - BWW's and Berkley, MI; Ann Arbor, MI - Bagger Dave's).  Also, two Company owned BWW restaurants (North Port, FL and Riverview, FL) opened in August, 2007 contributing sales less than a full three month period.  Same store sales from the affiliated restaurants, on which management fees are collected by Diversified Restaurant Holdings' subsidiary, AMC Group, Inc., were down 3.6% in the three month period ended September 30, 2008 compared to the same period in 2007.  The same store sales increased 0.7% for the nine month period ended September 30, 2008 compared to 2007.  The service agreement for the collection of management fees collected from the Michigan Buffalo Wild Wings restaurants was rewritten and the fee increased by 0.50% in the third quarter of 2007.

COST OF SALES – Cost of goods sold (food and beverage) increased to $850,110 from $198,338 for the three months ended September 30, 2008 compared to the same period in 2007.  This is an increase of $651,772 or 329%.  For the nine month period ended September 30, 2008, cost of goods sold increased from $198,338 for the same period in 2007 to $1,876,929.  This represents an increase of $1,678,591 or 846%.  Diversified Restaurant Holdings, Inc. had two Company owned restaurants open less than two months as of September 30, 2007 and therefore a significant increase in cost of goods sold as a result of store openings as discussed above was expected and occurred.

PAYROLL COSTS – Our payroll costs increased $736,164 or 164% to $1,185,333 from $449,169 for the three months ended September 30, 2008 compared to the same period in 2007.  Payroll costs increased $1,841,278 or 209% to $2,723,774 from $882,496 for the nine month period ended June 30, 2008 compared to the same period in 2007.  These increases are due primarily to the additional payroll from the fore mentioned five new Company owned restaurants that were not open in 2007.

OPERATING EXPENSES – Total operating expenses rose $2,325,343 or 175% to $3,657,848 from $1,332,505 for the three months ended September 30, 2008 compared to the same period in 2007.  Total operating expenses rose $5,927,781 or 300% to $7,902,863 from $1,975,082 for the three month period ended September 30, 2008 compared to the same period in 2007.  This increase is a result of additional operating expenses principally from the five Company owned restaurants that were not open in the third quarter of 2007 or the nine month period ended September 30, 2007.

OPERATING PROFITS – Operating loss for the three months ended September 30, 2008 increased $119,216 or 69% to $(291,693) from $(172,477) recorded in the same period of 2007. Operating profit for the nine month period ended September 30, 2008 fell $251,672 or 1617% to $(236,111) from $15,561 recorded in the same nine month period of 2007.  This decrease resulted from anticipated losses from operations in the first few months of new restaurant operations.  This result is typical as labor and food costs are traditionally higher than average in the first few months of a new restaurant's operation.

INTEREST EXPENSE – Interest expense increased $92,547 or 1904% to $97,408 for the three months ended September 30, 2008 from $4,861 for the three months ended September 30, 2007.  Interest expense increased $175,838 or 2917% to $181,866 for the nine months ended September 30, 2008 from $6,028 for the nine months ended September 30, 2007.  The increases reflect the cost of the debt incurred to open seven restaurants since August of 2007.

OTHER INCOME & EXPENSE – Other expense (net) increased $5,563 to $3,691 for the three months ended September 30, 2008 from $(1,872) for the three months ended September 30, 2007.  Other expense (net) increased $23,465 to $20,656 for the nine month period ended September 30, 2008 from $(2,809) in the nine month period ended September 30, 2007.  The increase in other expenses is primarily due to the recording of stock option expenses that did not exist in 2007.

INCOME (LOSS) BEFORE INCOME TAXES – Our loss before taxes increased by 124% or $217,326 to $(392,792) from $(175,466) for the three month period ended September 30, 2008 compared to the same period of 2007.  Income before taxes decreased by 3654% or $450,975 to $(438,633) from $12,342 for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007.  The decrease is due to the factors mentioned previously.

INCOME TAXES – For the three months ended September 30, 2008, there is an income tax benefit recorded in the amount of $53,852 compared to an income tax benefit of $52,888 recorded for the same period of 2007.  For the nine months ended September 30, 2008, there is an income tax benefit recorded in the amount of $68,564 compared to income tax expenses of $3,606 recorded for the same period of 2007.  This increase in recorded tax benefit predominately reflects the recording of a deferred federal tax benefit mainly due to the net operating loss.

NET INCOME (LOSS) – Our net loss increased 177% or $216,362 to $(338,940) from $(122,578) for the three months ended September 30, 2008 compared to the same period in 2007.  For the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007, net income fell 4336% or $378,805 to $(370,069) from $8,736.  Again, this decrease is largely a direct result of adding the revenues and expenses from five new restaurants that were all open less than 9 months.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Quarterly Report on form 10-Q may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

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

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company's Registration Statement on Form S-1 as filed with the United States Securities and Exchange Commission on August 10, 2007.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

The Company filed a registration statement on Form S-1 in connection with the sale of 140,000 shares of common stock at a price of $5.25 per share, with an aggregate offering price of $735,000. The registration statement was granted effective status on March 17, 2008. (SEC file number 333-145316).  The offering was conducted by the executive officers of the Company, and it was completed on August 1, 2008 through the sale of all 140,000 shares, with an aggregate offering price of $735,000. No payments were made in connection with the sale of the shares and no payments were made to any underwriter for discounts, commissions or expenses. Fees in the amount of $2,500 were paid to Charter One Bank for its services as escrow agent in connection with the offering. Proceeds in the amount of $732,500 were delivered to the Company and as of the date of this report, $104,000 of such funds are deposited in an interest bearing account at Charter One Bank. The rest of the proceeds from the offering were applied as follows:

Leasehold improvements and equipment

$416,308

Design and architecture fees (Flint and Port Huron)

    47,355

Accounting and legal fees

    55,218

Working capital influx

    71,000

Insurance (D & O)

    33,000

Stock issuance and trading fees

      5,269

Miscellaneous

      2,850

$631,000

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

Dated:  November 13, 2008

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

T. Michael Ansley

President, Principal Executive Officer and Director

By:  /s/ Jason T. Curtis

Jason T. Curtis

Chief Operating Officer, Principal Financial Officer