Form 10-K
period 2008-12-31
Diversified Restaurant Holdings, Inc.
filed 2009-03-31
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission File No. 333-145316

DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420

(State or other jurisdiction of	(I.R.S. Employer Identification No.
Incorporation or organization)

21751 W. Eleven Mile Road
Suite 208
Southfield, Michigan	48076
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (248) 223-9160

_____________________________________________

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

5,826,500 common shares @ $5.25* = $30,589,125

*Average of bid and ask closing prices on March 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes |  | No. |  |

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

18,070,000 common shares issued and outstanding as of March 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 2.

Properties

15

Item 3.

Legal Proceedings

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

16

Item 6.

Selected Financial Data

17

Item 7.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

17

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.

Consolidated Financial Statements and Supplementary Data

23

Item 9.

Changes In and Disagreements with Accountants on Accounting

And Financial Disclosure

48

Item 9A(T).

Controls and Procedures

48

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

50

Item 11.

Executive Compensation

53

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

55

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

56

Item 14.

Principal Accountant Fees and Services

56

Item 15.

Exhibits

57

Signatures

58

ITEM 1.  BUSINESS

References in this document to "Diversified Restaurant Holdings, " "Diversified, " "DRH, " "Company, " "we, " "us" and "our" refer to the business of Diversified Restaurant Holdings, Inc. and our subsidiaries. We maintain an internet website address at www.diversifiedrestaurantholdings.com.  On this site, our annual report on form 10-K and our quarterly reports on form 10-Q are available free of charge as soon as they are reasonably available after they are filed with the Securities and Exchange Commission, ("SEC"). These documents along with all filings sent to the SEC are available on the SEC's website, www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Where You Can Find Us

We are located at 21751 W. Eleven Mile Road, Suite 208, Southfield, Michigan, 48076. Our telephone number is (248) 223-9160. Our facsimile number is (248) 223-9165.

Also visit us on the web at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.

Diversified Restaurant Holdings, Inc. is a holding company that was formed September 25, 2006 under the laws of the state of Nevada. We own all the stock in three wholly owned subsidiaries, AMC Group, Inc., AMC Wings, Inc., and AMC Burgers, Inc. AMC Group, Inc. is a Michigan corporation formed on March 28, 2007 to operate as a management company, and it provides management services for all restaurants owned by AMC Wings, AMC Burgers and affiliates. Our affiliates currently own nine (9) operating Buffalo Wild Wing restaurants, located in Michigan and Florida (the "Affiliated Restaurants"), and AMC Group manages those Affiliated Restaurants in return for management and advertising fees. AMC Wings, Inc. is a Michigan corporation that was formed on March 12, 2007, and it will own all restaurants we develop in the future under the Buffalo Wild Wing concept. AMC Burgers, Inc. is a Michigan corporation that was formed on March 12, 2007, and it will own all restaurants we develop using the Bagger Dave's concept.

We are currently an operator and manager of restaurants and we receive our revenues from management fees and sales at Company owned restaurants and management fees from Affiliated Restaurants. All new restaurants developed by us will be owned by us. In addition, AMC Wings currently has the option to purchase all the Affiliated Restaurants on the second anniversary of the Initial Public Offering of Diversified Restaurant Holdings, Inc., August 1, 2010, for Fair Value.  Fair Value is defined as two (2) times the average of each restaurant's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous three (3) years less outstanding long term debt ("Purchase Price"). The Purchase Price may be paid by using cash from operations, additional debt instruments or issuance of additional capital stock.  We could use a combination of these methods, extend the options or opt not to exercise the options.

Our strategic plan, however, is to exercise AMC Wings' option to purchase the Affiliated Restaurants, and then own all the Restaurants we currently operate and manage. There is no assurance that this strategic plan will be achieved.

We have entered into a service agreement (the "Service Agreement") between AMC Group, Inc. and Stallion, LLC, our Affiliated Restaurants' cooperative management company, to manage and operate the nine (9) affiliated Buffalo Wild Wings restaurants. The Service Agreement calls for AMC Group, Inc. to collect a service fee up to 8.00% of the gross revenues of each restaurant under management and a marketing fee equal to 2% of the gross revenues of each restaurant under management from Stallion, LLC.

Overview

We are an established and growing operator of fifteen (15) franchised Buffalo Wild Wings (BWW) restaurants, with five (5) restaurants located in Florida and ten (10) restaurants located in Michigan. In addition, we have entered into development agreements with the franchisor of Buffalo Wild Wing restaurants to open an additional twenty-three (23) Buffalo Wild Wing restaurants over the next nine (9) years. Thirteen (13) of those restaurants will be located in Michigan and ten (10) of those restaurants will be located in the Tampa, Florida region. The original agreement, as amended, called for a total of 32 BWW restaurants.  As of December 31, 2008, we have opened nine (9) of the required

32 restaurants. We also own and operate two (2) Bagger Dave's Legendary Burgers and Fries restaurants. This is our own concept and consequently we are not constrained by development agreements or time constraints related to future development. It is our intent, however, to continue to open Bagger Dave's restaurants and explore franchising of the concept once we have four (4) to five (5) operating restaurants. Currently, we derive our revenue from management fees collected from the nine (9) Affiliated Restaurants plus restaurant sales from six (6) Company owned Buffalo Wild Wing restaurants and two (2) Company owned Bagger Dave's restaurants.  All restaurants are managed by AMC Group, Inc.

Buffalo Wild Wings Grill & Bar

Buffalo Wild Wings, Inc. (BWLD, NASDAQ) currently has 571 restaurants, which are either directly owned or franchised, and which are located in 40 states. The BWW concept continues to emerge as a national chain in both the "fast casual" and "casual dining" segments, with a sports theme and bold flavors. Many of these restaurants are considered neighborhood destinations. Menu items are competitively priced for these segments and feature fresh chicken wings and other items, including boneless wings, specialty hamburgers and sandwiches, Buffalito soft tacos, Wild flatbreads, finger foods and salads. The menu is greatly enhanced by the bold flavor profile of BWW's signature sauces, which range in flavor from Sweet BBQ™ to Blazin'®. The typical BWW restaurant derives approximately 75% of its revenues from food and 25% of its revenue from alcohol sales, primarily draft beer. The inviting and energetic environment of the restaurants is complemented by the furnishings that can easily be rearranged to accommodate parties of various sizes to enjoy the big game. Guests have the option of watching various sporting events on projection screens or up to 40 additional televisions, playing Buzztime Trivia (formally NTN Trivia) or playing video games. Typically, each BWW restaurant has 50 television screens that range in size from 27 inches to 108 inches. Those televisions are generally tuned to various sporting events, especially sporting events of primary interest in the local community. The open floor plan of the BWW restaurant’s dining and bar areas creates a distinctive dining experience for sports fans and families alike.

We have established the restaurants we manage in the Michigan and Florida markets through coordinated local store marketing efforts and operational soundness that focuses on the guest experience. We constantly strive to improve our operational efficiency with comprehensive training to enhance the service to our guests, in order to increase location sales and the corresponding service fee revenue. Our locations have also benefited from increasing brand awareness of Buffalo Wild Wings, which is supported by national advertising on ESPN and CBS during key sports seasons, such as football and the March Madness NCAA basketball tournaments.

Bagger Dave's Legendary Burgers & Fries

Bagger Dave's Legendary Burgers and Fries is our first initiative to diversify our operations by developing our own brand. The concept is not a traditional "burger joint." We have developed a warm eclectic atmosphere where customers feel at home. The foundation of the concept is to emphasize service, simplicity and memorable food.

The guiding principal of the Bagger Dave's brand is genuine simplicity. The burgers are made from USDA fresh premium ground beef with no trimmings or Michigan fresh ground turkey. The burgers come in the "Regular" (two patties) or "Small" (one patty) versions on fresh buns. Customers can choose from burger "Legends" including the Train Wreck Burger™, the Blues Burger™ and Sloppy Dave's BBQ™ or "Create Your Own Legend" which allows you to totally customize your burger. Burger toppings include various cheeses, bacon, egg, guacamole and a variety of complimentary toppings – sautéed mushrooms, fried onions, barbecue sauce, steak sauce and other standard condiments.

Beyond legendary burgers, Bagger Dave's offers our Amazingly Delicious Turkey Black Bean Chili, a Veggie Black Bean burger, a grilled cheese sandwich, a BLT sandwich, salads and signature fries. The french fries are fried in peanut oil (cholesterol free) in a seven-step Belgian fry process producing a fry reminiscent of the fries served at community fairs. The fries are cut fresh in-store from genuine Idaho potatoes. We also offer Dave's Sweet Potato Chips™, a Bagger Dave's specialty using fresh cut premium sweet potatoes from North Carolina. Customers can choose from our own signature dipping sauces of honey/cinnamon/sea salt mix (especially good on the sweet potato chips) or honey mustard.

To reinforce the Bagger Dave's name and brand, our burgers, sandwiches and fries/chips are served in natural (brown) bags with our logo stamped prominently thereon.

Emphasizing simplicity, Bagger Dave's only offers one 22 oz. beverage size. The customer can choose from a variety of Coca Cola® fountain beverages or bottled juices and water.  Bagger Dave's also offers hand dipped ice cream or vanilla yogurt milkshakes with a variety of free mix-ins.

Bagger Dave's does not offer drive-thru service. Instead, it follows the fast casual service model because of the fresh, made to order product offering. We plan to establish the concept in the Detroit Metropolitan market and then expand it throughout the Midwest, and possibly franchise the concept nationally, although there is no assurance this plan will be successful.

History

We were founded by Thomas "Michael" Ansley in late 2004 as an operating center for seven (7) Buffalo Wild Wings locations that Mr. Ansley owned and operated as a franchisee. In 2005, he opened two additional BWW units that we currently manage. Mr. Ansley has been a BWW franchisee for the past 13 years, and during that time Mr. Ansley has received numerous awards from BWW, including:

·

2000 Operator of the Year

·

2003 Highest Weekly Restaurant Sales (Novi, MI)

·

2003 Highest Annual Restaurant Sales (Novi, MI)

·

2004 Jimmy Disbrow Founder's Award

·

2004 Scott Lowery Franchise Development Award

·

2004 Highest Annual Restaurant Sales (Novi, MI)

·

2005 Highest Annual Restaurant Sales (Novi, MI)

·

2006 Highest Annual Restaurant Sales (Novi, MI)

·

2007 International Franchise Association Franchisee of the Year

∙

2008 Ernst & Young Entrepreneur of the Year Finalist

In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association ("IFA"). The IFA's membership consists of over 10,000 franchisees and 1,300 franchise companies and its mission is to protect, enhance and promote franchising.

Our Chief Operating Officer, Jason Curtis, joined Mr. Ansley in early 2000 and has been in charge of restaurant operations since late 2002. In 2008, Mr. Curtis was elected by other Buffalo Wild Wings franchisees to be a Franchisee Representative on the Buffalo Wild Wings Leadership Council. This prestigious group includes executives from Buffalo Wild Wings, Inc. and selected franchisees from across the country and meets quarterly discuss all aspects of the Buffalo Wild Wings business.

Mr. Ansley and Mr. Curtis work closely with Buffalo Wild Wings, Inc. on restaurant design, operational initiatives, training and vendor relationships. Our philosophy is that a good guest experience is fundamental to the longevity of the business.

Business Strategy

We conduct extensive analysis to determine the location of each new restaurant. Proximity to businesses (office buildings, movie theaters, manufacturing plants, hospitals, etc) and leveraging high-volume venues are a key success criteria for our business.

We prefer a strong end-cap position in a well-anchored shopping center or life style entertainment center. Movie theaters are also a major traffic driver for the Buffalo Wild Wings Grill & Bar concept. Three of our locations are directly beside or in front of movie theaters. However, we do not rule out freestanding locations if the opportunity meets certain economic criteria. We operate two stand-alone building locations at this time.

Moving forward with our second concept, Bagger Dave's Legendary Burgers & Fries, we will focus on areas with a high volume of lunch traffic.

When a restaurant is opened, we imbed our core values: cleanliness, service and organization. Enormous efforts are made to ensure that all stores exemplify these ideals, making it a part of our corporate culture. Successful implementation starts with the employee – a key component of this strategy. Consequently, we pride ourselves on well organized training and very competitive incentive programs, many of which are un-heard of in the restaurant industry.

Aside from very competitive base salaries and benefits, management enjoys a strong performance-based bonus program. We also provide health insurance and tuition reimbursement.

We emphasize growth organically as much as possible, giving our employees the opportunity to develop and advance. This philosophy helps build a strong loyal management team with better employee retention than our competitors. However, when necessary, we will hire from the outside, but we will only hire candidates that meet or exceed our criteria.

We firmly believe that a happy employee translates to a happy guest. A happy guest is the solution to repeat sales and word-of-mouth marketing - two key factors that are fundamental to same store sales performance, which we focus on as a management tool.

Affiliated Buffalo Wild Wings Restaurants under Management and Subject To Option for Purchase

Sterling Heights, Michigan – This restaurant opened in December, 1999 and is located in Macomb County, north of Detroit.  The population for the five mile radius of the restaurant is approximately 275,000. This restaurant is located directly in front of an AMC 30 cinema in a shopping center anchored by Wal-Mart situated along the M-59 corridor. In July, 2005, this location was fully remodeled.

Fenton, Michigan – This restaurant opened in April, 2001 and is located 15 minutes south of Flint, Michigan in Genesee County. This restaurant is located off of U.S. Highway 23, just 45 minutes from Metropolitan Detroit. Fenton is a growing community and the population within five miles of this restaurant is approximately 45,000. In July, 2006 this location was fully remodeled.

Novi, Michigan – This restaurant opened in June, 2002 and has ranked number one in sales within the Buffalo Wild Wings system in 2003, 2004, 2005 and 2006. The restaurant is located in an outdoor lifestyle entertainment center facing 1-96, beside a 20 screen Emagine cinema complex. Novi is a growing young affluent suburb located northwest of Detroit in Oakland County. The population for the five mile radius around the restaurant is approximately 220,000. This location was upgraded in June, 2007 to Buffalo Wild Wing's new Generation 4.1 format.

Clinton Township, Michigan – This restaurant is a stand alone restaurant located directly across the street from a Meijer Super Center in the heart of Macomb County, just north of Detroit. The population for the five mile radius around this restaurant is approximately 330,000. Clinton Township opened in December, 2003.

Brandon, Florida – This restaurant is a stand alone location that opened in June, 2004. The restaurant is at the end of the Cross-town Expressway in Brandon, Florida, just east of Tampa. The population for the five mile radius around this restaurant is approximately 160,000.

Ferndale, Michigan – This restaurant is located on Nine Mile Road, just north of Detroit in rejuvenated downtown Ferndale.  Ferndale is located near the I-75 and I-696 interchange in the heart of Metropolitan Detroit. The population for the five mile radius around this restaurant is approximately 450,000. The location consistently ranks in the top 25 for Buffalo Wild Wings system wide sales.

Riverview (Fish Hawk Ranch), Florida – This restaurant opened in September, 2005 and is located in a growing area southeast of Tampa, Florida. The location is about a mile from a new community, with about 6,700 new homes. In addition, two new developments have been announced, which may add up to 6,400 more homes to the community over the next couple of years.  Given the current decline in the Florida real estate market, new housing developments are questionable.

Sarasota, Florida – This restaurant is located on Clark Road in Sarasota, which is the main artery out to Siesta Key. The location is the anchor end cap position in a small shopping center that features Moe's, Atlanta Bread and other restaurants. This location opened in March of 2006.

Warren, Michigan – This restaurant opened in July, 2006 and is located directly across the street from the General Motors Technology Center which employs over 22,000 people. Warren is a northern suburb of Detroit. The population for the five mile radius around this restaurant is approximately 350,000. Since opening, this location has ranked in the top 25 in sales of all restaurants in the Buffalo Wild Wings system.

Company Owned Buffalo Wild Wings Restaurants

1)

Existing Restaurants – Opened Prior to 2008

North Port, Florida – This restaurant opened in August, 2007 and is located in an end cap position of a shopping center anchored by a Super Wal-Mart and Home Depot at Tamiami Trail (U.S. Route 41) and Sumter Road.

Riverview, Florida – This restaurant opened in August, 2007 and is located in an end cap position of a shopping center anchored by a Sweet Bay (grocery store) and Office Max on Big Bend Road at U.S. 301 just off I-75. Other tenants include Five Guy's Famous Burgers and Fries, Panera Bread, Great Clips, Fifth Third Bank, Panda Express and many more.

2)

Newly Opened Restaurants - Opened in 2008

In addition to the restaurants that are currently in operation, we recently opened four (4) Buffalo Wild Wings restaurants in Michigan and began construction on March 2, 2009 on one (1) additional Buffalo Wild Wings restaurant in Michigan. These restaurants were funded by our current capital resources and by loans from either existing financiers or other suitable funding sources. These loans will be recorded as debts on our balance sheet and the restaurants themselves will be recorded as capital assets on the balance sheet of each separate legal entity that owns the restaurant. The financial statements of these wholly owned subsidiaries will be combined with our balance sheet on a consolidated basis. Each of the restaurants under development, as discussed below, will be owned and operated by us. The following describes the status of each restaurant we are currently developing, as well as the terms of borrowings used to develop those restaurants:

Grand Blanc, Michigan – This 6,000sq/ft Buffalo Wild Wings restaurant opened March 16, 2008. The restaurant is located in an out building directly in front of a new 14 screen movie theater with an IMAX theater (NCG Trillium Cinema). A Target, JCPenney and many other specialty shops are proposed for this shopping center. The restaurant is located about a mile off of I-75 just south of Flint, Michigan near Genesys Hospital (employs 3,000).

Petoskey, Michigan – This 6,200sq/ft Buffalo Wild Wings restaurant opened on August 17, 2008. The location is an end cap located in a Lowes anchored shopping center, near an adjacent Wal-Mart, Home Depot, Cinema and new $160 million Victory Casino.

Troy, Michigan - This 7,500sq/ft Buffalo Wild Wings restaurant opened on July 20, 2008. The location is on Big Beaver Road at John R Road in a densely populated suburb of Detroit. The Troy Sports Complex anchors the center with 4 NHL size hockey rinks for recreational activities and leagues. Also in the center is Starbucks, Einstein Bagels, Olga's Kitchen, Verizon Wireless, Kroger and many more. The site is a former Hollywood Video.

Flint, Michigan – This 6,400sq/ft Buffalo Wild Wings restaurant opened December 21, 2008. The restaurant is located in an end cap position in a strip mall anchored by TJ Maxx and Hobby Lobby and directly across the street from the Genesee Valley Center, a large regional indoor mall with Sears, Macy's and JCPenney.

3)

Restaurants Under Development – Planned Opening in 2009

Port Huron, Michigan – This 6,500sq/ft Buffalo Wild Wings restaurant is projected to open mid-2009. It will be located on M-25, a main thoroughfare just North of Port Huron, MI. The restaurant is located in an end cap position in a strip mall directly across the street from the Birchwood Mall, a large regional indoor mall with Sears, Macy's, Target and JCPenney as anchors. There is also a 10 screen movie theater at the mall.

Company Owned Bagger Dave’s Restaurants

1)

Newly Opened Restaurants – Opened in 2008

Berkley, Michigan – The first Bagger Dave's location (3,472sq/ft) is located on Coolidge Highway near Twelve Mile Rd. in a stand-alone location. The population in this area is one of the densest in Metro Detroit, with approximately 16,000 residents within one mile and 400,000 residents within five miles. Also, just north of this location is William Beaumont Hospital, which employs close to 12,000 employees.

Ann Arbor, Michigan – The second Bagger Dave's location (3,800sq/ft) is located in a shopping center on Eisenhower Blvd. near Ann Arbor-Saline Rd. across from a new Whole Foods and an REI. The site is also 1 mile from the University of Michigan Stadium and ½ mile from Briarwood Mall. One of the highest performing Panera Bread locations in Michigan anchors the center.

2)

Restaurants Under Development

We currently have a signed letter of intent to lease a 3,900 sq/ft location in Novi, Michigan for another Bagger Dave's restaurant. It is in the Novi Town Center shopping complex at the corner of Grand River Ave. and Novi Road. This is a high traffic center that includes Potbelly, Biggby Coffee, AT&T Cellular, Pei Wei and Bonefish restaurant. If terms can be reached with the landlord, this restaurant would likely open in the fourth quarter of 2009 or the first quarter of 2010.

Management continuously searches for premium locations suitable to new restaurant development.

Growth Strategy

We currently operate ten (10) Buffalo Wild Wings Grill & Bar restaurants in Michigan (one (1) in the Northern Lower Peninsula and nine (9) in the greater Detroit Metropolitan areas of Oakland, Macomb and Genesee counties) and five (5) in the Tampa/Sarasota, Florida region. We have a development agreement with Buffalo Wild Wings to develop twenty-three (23) additional Buffalo Wild Wing restaurants and we plan to open twenty-five (25) Bagger Dave's restaurants for a total of forty-eight (48) new restaurants in Michigan and Florida by November of 2017. Each restaurant we develop in the future will be owned and operated by us, however, there is no assurance we will achieve the development goals discussed above.

ITEM 1A.  RISK FACTORS

Certain statements made in this Annual Report on Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate, " "believe, " "estimate, " "expect, " "intend, " "may, " "could, " "possible, " "plan, " "project, " "will, " "forecast" and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, store openings and related expenses, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made.

We May Not Be Able To Manage Our Growth

Our Company's expansion strategy will depend upon our ability to open and operate additional restaurants profitably. The opening of new restaurants will depend on a number of factors, many of which are beyond our control. These factors include, among others, the availability of management, restaurant staff and other personnel, the cost and availability of suitable restaurant locations, cost effective and timely planning, design and build-out of restaurants, acceptable leasing or financial terms, acceptable financing and securing required governmental permits. Although we have formulated our business plans and expansion strategies based on certain assumptions, we anticipate that, as with most business ventures, we will be subject to changing conditions. Our assessments regarding timing and the opening of new restaurants as well as a variety of other factors may not prove to be correct, and/or such new restaurants may not be operated profitably.

Uncertainty of Market Acceptance

In the course of expansion of our concept, we will enter new markets in which we may have limited operating experience. There can be no assurance that we will be able to achieve success in our new markets or in our new stores. New restaurants typically require several months of operation before achieving normal profitability. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the adverse effects on revenue and profit margins may be greater and more prolonged than anticipated.

Competition

The food service industry is intensely competitive. Because of the nature of our concept as "fast casual," we will compete with national casual dining chains, such as Applebee's, T.G.I. Friday's and Chili's, national fast food chains, such as McDonald's, Burger King and Arby's, as well as local chains and independently-operated restaurants. Competition in the casual dining and fast food segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. There is also intense competition for real estate sites, qualified management personnel and hourly restaurant staff. Some of our competitors have been in existence longer than we have and they may be better established in markets where we are currently or may be located in the future. Further, many of these competitors have greater financial and other resources and market presence than we have.

Government Regulations

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements. Termination of the liquor license for any restaurant would adversely affect the revenues of that restaurant and failure to obtain such licenses would adversely affect our expansion plans. We are also subject to laws governing our relationships with employees, including benefit, wage and hour laws, and laws and regulations relating to workers' compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. If legislation is enacted to remove the tip credit (the difference between minimum wage and tipped employee minimum wage), our cost of labor would increase dramatically and adversely affect our profits.  In certain states we may be subject to "dram-shop" statutes, which generally provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. While we carry liquor liability coverage, a judgment against us under a dram shop statute in excess of our insurance coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on us. Failure to comply with any of these regulations or increases in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely us.

Unionization of the Hourly Work Force

The possible enactment of the Employee Free Choice Act (EFCA) could have a material impact on our business. This proposed "card check" legislation would eliminate our Team Members' fundamental right to a private ballot election in deciding whether or not to join a union. If the law resulted in the unionization of our workforce, it would increase our costs significantly and reduce our ability to generate a profit.

Certain Factors Affecting the Restaurant Industry

The restaurant industry is affected by national, regional and local economic conditions, changing consumer tastes and spending priorities, health concerns and trends, demographic trends, traffic patterns and the type, number and location of competing restaurants. Multi-unit chains such as ours can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Dependence on fresh produce and meats also subjects us to the risk that shortages or interruptions in supply, particularly of chicken wings and ground beef, caused by unfavorable weather or other conditions, could adversely affect the availability, quality or cost of food supplies. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the availability of qualified management and hourly employees may also adversely affect the restaurant industry in general and our restaurants in particular. We may be the subject of litigation based on discrimination, personal injury and other claims. None of the foregoing factors can be predicted with any degree of certainty and any one or more of these factors could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our ability to identify and respond appropriately to changing conditions.

Need For Additional Financing

We currently plan to open one (1) new restaurant in 2009. The Company anticipates that cash from operations, equipment leasing, lender based financing and landlord construction contributions (when available) will be sufficient to fund our expansion plans for 2009. These estimates may prove to be inaccurate. Availability of credit may be limited due to the unstable U.S. economy and new restrictions placed on traditional lending sources. To continue the expansion at the same or higher level, we anticipate that additional funding will be necessary. We may not be able to obtain such additional financing or we may not be able to obtain it on favorable terms.

Dependence on Key Personnel

Our ability to develop and market our products and to maintain a competitive position depends, in large part, on our ability to attract and retain qualified personnel. There can be no assurance that we will be able to attract and retain such personnel. In particular, we are presently dependent upon the services of T. Michael Ansley and Jason T. Curtis. We do not have employment agreements with and do not maintain key person insurance on any of our employees. Our inability to retain the full-time services of any of these people or attract other qualified individuals could have an adverse effect on us, and there would likely be a difficult transition period in finding replacements for any of them. In an effort to attract and retain key personnel, our Articles of Incorporation limit the personal liability of our directors and our Bylaws provide that each director, officer and employee of the Company shall be indemnified by the Company to the fullest extent permissible by applicable law.

Trademarks, Service Marks and Trade Secrets

We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our intellectual property. We may not be successful in enforcing our intellectual property rights. Our intellectual property may not be of value and our use of our property may be determined to violate the property rights of others if our rights are challenged.

Adverse Effect of Undesignated Stock and Anti-Takeover Provisions

Our authorized capital includes 10,000,000 shares of blank check preferred stock. Our Board of Directors has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Nevada corporation, the Company is subject to provisions of the Nevada Business Corporations Act ("NBCA") regarding "control share acquisitions" and "business combinations." In the future we may consider adopting anti-takeover measures. The authority of the Board to issue undesignated stock and the anti-takeover provisions of the NBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in our control which is not approved by management and the Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of Common Stock may also be affected. See "Description of Securities."

No Assurance of Profitability

We may experience operating losses as we develop and implement our business plan. As a result, we may not be able to achieve or maintain profitability.

Possible Issuance of Additional Shares without Stockholder Approval Could Dilute Stockholders

As of the date of this prospectus, we have an aggregate of 18,070,000 shares of common stock outstanding. In addition, we have outstanding warrants to purchase an additional 800,000 shares of common stock, and our directors have options to purchase an additional 150,000 share of common stock. Although there are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into any such shares, if any shares are issued in the future, they would further dilute the percentage ownership of our common stock held by our stockholders.

Penny Stock Regulations Could Inhibit the Trading Of Our Stock in the Secondary Market

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

-

deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market;

-

provide the customer with current bid and offer quotations for the penny stock;

-

explain the compensation of the broker-dealer and its salesperson in the transaction;

-

provide monthly account statements showing the market value of each penny stock held in the customer's account; and

-

make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. We expect our shares to be subject to the penny stock rules and as such investors may find it more difficult to sell their shares.

Legal Actions Could Have an Adverse Affect on Us

We could face legal action from a franchisor, government agency, employee or customer. Many state and federal laws govern our industry and if we fail to comply with these laws we could be liable for damages or penalties. Further, we may face litigation from customers alleging that we were responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We may also face litigation resulting from employer-employee relations, including age discrimination, sexual harassment, gender discrimination or local, state and federal labor law violations as an example. Expensive litigation may adversely affect both our revenue and profits.

An Increase in the Cost of Our Food Products Could Adversely Affect Our Operating Results

If the cost of chicken wings or beef increases, our cost of sales will increase and operating income could be reduced. Our primary food products are fresh chicken wings and ground beef. Any material increase in the cost of fresh chicken wings or ground beef could adversely affect operating results. Our cost of sales could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken and beef products. We also depend on our franchisor, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost. Chicken wing prices averaged $1.27 per pound in the fourth quarter of 2008, $0.03 per pound higher than the same period in 2007. Buffalo Wild Wings chicken wing purchase contract expired after the March 2008 quarter and we are currently buying product at the spot rate. Wing costs averaged $1.55 per pound in January and February, 2009 and may reach or exceed $1.75 per pound in March, 2009. This increase will negatively impact our profits in the first quarter of 2009.

Failure to Gain Acceptance in Florida Could Have a Negative Impact on Our Operations

The Buffalo Wild Wings concept may not gain acceptance in the Florida market. If we fail to gain acceptance in the Florida market, this could impede our financial performance.

The Bagger Dave's Concept May Not Be Accepted

The Bagger Dave's concept developed by us may not be accepted. We have recently opened our first two Bagger Dave's restaurants and it is too early to determine whether the general public will accept this concept. If the public does not accept the Bagger Dave's concept, this would have a severe negative impact on our financial performance.

If We Are Unable To Open New Restaurants in a Timely Manner, We May Suffer Negative Consequences

If we are unable to successfully open new restaurants in a timely manner, our revenue growth rate and profits may be adversely affected. To successfully expand our business we must open restaurants in a timely and profitable manner. In the past we have experienced delays in restaurant openings and we may face similar delays in the future. These delays may trigger financial penalties by the franchisor as provided in Area Development Agreements. These delays may not meet the expectations of stock analysts, which may negatively affect our stock price. Further, future restaurants may not meet operating results similar to those of existing locations. Our ability to expand successfully will depend on the following factors:

•

Locating and securing quality locations in new and existing markets;

•

Negotiating acceptable leases or purchase agreements;

•

Securing acceptable financing for new locations;

•

Cost effective designs by us and franchisors;

•

Timely planning and build-out of restaurants;

•

Obtaining and maintaining required local, state and federal government approvals and permits related to construction of the restaurants and the sale of food and alcoholic beverages;

•

Creating brand awareness in new markets;

•

General economic conditions;

The Opening of Other Restaurants Close To Our Existing Restaurants May Reduce Our Operating Performance

New restaurants added to our existing markets, whether by us, other franchisees or the franchisors may take sales away from our restaurants. We intend to open restaurants in our existing markets and this may impact revenues earned by our existing restaurants. Also, the franchisor or other franchisees could open restaurants in neighboring territories that may affect the sales of our existing restaurants as well. These activities may reduce overall operational performance.

Actions by the Franchisor Could Negatively Affect Our Business and Operating Results

Our BWW restaurant business depends in part on decisions made by our franchisor, and these decisions affect the integrity of each individual brand. Business decisions made by each franchisor could adversely impact our operating performance. We are dependent on the individual success of each brand.

Compliance with Sarbanes Oxley May Be Costly

The application of new accounting standards and unforeseen regulation may impact our operating performance and profits. As we move forward we will be implementing accounting procedures to comply with the Sarbanes-Oxley Act of 2002. These procedures may require us to incur substantial audit and internal control related expenses in the future.

If We Fail To Attract and Retain Qualified Employees, We Will Be Unable To Operate Effectively

The success of our restaurants depends on our ability to attract, motivate and retain a sufficient number of qualified restaurant employees, including managers, kitchen staff and wait staff. We may not be able to attract and retain qualified personnel to operate and manage our restaurants. Our inability to recruit and retain these individuals may delay the planned openings of new restaurants and increase turnover at existing restaurants. This could impact our expansion strategy and lead to higher labor costs, which would negatively impact our operating results. Further, the loss of any or our key executive officers would likely adversely impact our performance.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Business

The success of our business depends, in part, upon the popularity of both Buffalo, New York-style chicken wings and hamburgers. We also depend on trends of consumers eating away from home more often. Shifts away from these current trends could impact our sales negatively. These shifts may include consumer dietary changes as they avoid foods with high cholesterol, fat or carbohydrate content, which are offered on our menus. Negative publicity related to these issues could also impact our financial performance. Smoking bans by state or local governments could adversely affect our performance as well. Economic conditions could affect consumer discretionary spending, which could impact the amount of money they have to spend in our restaurants, again negatively impacting our revenue and profits.

We Are Susceptible To Adverse Trends and Economic Conditions in Michigan and Florida

All of our restaurants are and will be located in Michigan and Florida. The Michigan economy is tied to a large degree to the automobile industry. This area is susceptible to strikes, industry lay-offs and possibly auto company bankruptcies, which could negatively affect customer counts and consumer discretionary spending, and which in turn would adversely impact our revenue and profits. The Florida economy is heavily tied to the real estate markets. Any decline in the residential real estate market may have a negative impact on our individual customer base, whether through loss of value or lack of new construction jobs, and may result in decreased sales at our Florida locations.

We Could Be Adversely Impacted By Weather in Florida

Our locations in Florida are and will be located in the Tampa, Sarasota and Bradenton markets along the Gulf of Mexico. This area is prone to tropical storm and hurricane conditions and the impact from such storms could cause substantial damage to one or more restaurants and this could negatively impact our financial performance. Further, future property insurance deductibles and premiums could negatively impact our profits.

Our Ability to Raise Capital In The Future May Be Limited, Which Could Adversely Impact Our Business

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Additional equity financing, if available may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate and expand.

Our Current Insurance May Not Provide Adequate Levels of Coverage against Claims

We currently maintain insurance that is customary, required in our franchise agreements and leases. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against, such as losses due to natural disasters or terrorism. Such damages from loses may cause direct economic impact to us and our restaurants.

Improper Food Handling May Affect Our Business Adversely

There are health risks associated with eating improperly handled or prepared food items. Negative publicity resulting from improper handling of food items may adversely affect our sales and impact our revenue and profits negatively. Although we carry insurance for these types of events, the coverage may not be sufficient and we may sustain losses.

Risks of Continuing Losses and Financial Covenant Violations

The Company was not in compliance with one of the covenants of its debt agreements with GE Capital Corporation at December 31, 2008. Waivers were received for the applicable period.

There can be no assurances that in the future the Company will be in compliance with all covenants of its current or future debt agreements or that its lenders would waive any violations of such covenants. Non-compliance with debt covenants by the Company could have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 2.  PROPERTIES

We do not own any real property for use in our operations or otherwise. We do rent space from third parties on the terms described more specifically below:

Location	Landlord	Monthly Rent	Lease Ends	Options
AMC Group, Inc. 21751 W. Eleven Mile Rd Ste 208 Southfield, MI 48076	David M. Tisdale & Company	$3,835	4/30/2010	none
AMC North Port, Inc 4301 Aiden Lane North Port, FL 34286	North Port Gateway, LLC	$12,267	8/5/2017	Two 5yr Options
AMC Riverview, Inc 10605 Big Bend Road Riverview, FL 33569	Shoppes of Southbay, LLC	$12,800	8/27/2017	Two 5yr Options
Berkley Burgers, Inc 2972 Coolidge Ave. Berkley, MI 48072	TM Apple, LLC (affiliate)	$6,306	1/13/2023	Three 5 Year Options
AMC Grand Blanc, Inc. 8251 Trillium Circle #102 Grand Blanc, MI 48439	Trillium Circle, LLC	$10,282	3/16/2018	Two 5yr Options
AMC Troy, Inc. 1873 East Big Beaver Rd. Troy, MI 48083	Troy Sports Center, LLC	$13,750	9/1/2018	Two 5yr Options
AMC Petoskey, Inc. 2180 Anderson Rd. #150 Petoskey, MI 49770	Terra Management Company	$9,000	8/9/2018	Two 5yr Options
Ann Arbor Burgers, Inc. 859 W. Eisenhower Parkway Ann Arbor, MI 48103	8600 Associates Limited Partnership	$6,890	6/28/2018	Two 5yr Options
AMC Flint, Inc. 3192 S. Linden Road Flint, MI 48507	Ramco Gershenson Properties Trust	$4,800	12/21/2018	Three 5yr Options
AMC Port Huron, Inc. 4355 24th Avenue, Suite1 Port Huron, MI 48059	Port Builders, Inc. et al	$6,500	6/1/2019	Three 5yr Options

Berkley Burgers, Inc. is the only subsidiary renting from an affiliate.  (See Certain Relationships and Related Transactions and Director Independence)

The Company currently has no policy with respect to investments or interests in real estate mortgages, securities or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

  AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

MARKET INFORMATION. The Company's common stock is traded on the over the OTC Bulletin Board, under the symbol DFRH; however, trading in our stock is very limited, and there are no assurances that this trading market will expand or even continue. Our stock was granted a trading symbol on October 6, 2008 and during the quarter ending December 31, 2008, the range of bid prices was $5.25 to $5.25. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions. The Company's transfer agent is Fidelity Transfer Company, 8915 S. 700 E, Suite 102, Sandy, Utah 84070.

(b)

HOLDERS. As of March 25, 2009, there were approximately 114 record holders of 18,070,000 shares of the Company's common stock.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.  We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)

RECENT SALES OF UNREGISTERED SECURITIES.  In September, 2006 we sold 12,630,000 shares of our common stock to our nine (9) founders at par value. The total amount received in this offering was $1,263. These shares were sold on a private placement basis and no underwriter was involved in the sale and no commissions were paid in connection with such sales.

We completed an offering of 800,000 shares of our common stock at a price of $1.00 per share to a total of eleven purchasers in November, 2006. The total amount received from this offering was $800,000. These shares were sold on a private basis and no underwriter was involved in the sale and no commissions were paid in connection with the sale.

In December, 2006, we issued 4,500,000 shares of our common stock to a total of 4 persons in exchange for all the outstanding common stock of AMC Group, Inc. These shares were issued in reliance on a private placement exemption from registration. No underwriter was involved in the sale and no commissions were paid in connection with such sales.

(f)

USE OF PROCEEDS FROM PUBLIC OFFERING.  As of August 1, 2008, we sold all the 140,000 shares of common stock offered in our S-1 Registration Statement, thereby raising $735,000. As of this filing, approximately $71,000 remains in our bank account. The proceeds of the offering were used in the normal course of operations as follows and do not represent costs associated with the offering:

Leasehold improvements and equipment

$416,308

Design and architecture fees (Flint and Port Huron)

    45,856

Accounting, legal and professional fees

    85,584

Working capital influx

    71,000

Insurance (D & O)

    33,000

Stock issuance and trading fees

      6,444

Miscellaneous

      5,808

$664,000

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

      RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of Part II of this Annual Report. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our expected store openings. Such statements are forward-looking and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-K under the heading "Risk Factors / Forward-Looking Statements".

Critical Accounting Policies and Use of Estimates

In the ordinary course of business, we have made a number of estimates and assumptions in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We constantly reevaluate these significant factors and make adjustments where facts and circumstances dictate.

The Company believes the following accounting policies represent critical accounting policies.  Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  We discuss our significant accounting policies in Note 1 to the Company’s consolidated financial statements, including those that do not require management to make difficult, subjective or complex judgments or estimates.

Property and Equipment

We record all property and equipment at cost less accumulated depreciation and we select useful lives that reflect the actual economic lives of the underlying assets.  We amortize leasehold improvements over the shorter of the useful life of the asset or the related lease term. We calculate depreciation using the straight-line method for consolidated financial statement purposes. We capitalize improvements and expense repairs and maintenance costs as incurred. We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. Our judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.

We perform an asset impairment analysis on an annual basis of property and equipment related to our restaurant locations. We also perform these tests when we experience a "triggering" event such as a major change in a location's operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment.  Our analysis indicated that we did not need to record any impairment charges during 2008 and 2007 and thus none were recorded.  If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.

Deferred Tax Asset

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 31, 2008 and 2007, we had no valuation allowance as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

Liquidity

Our current consolidated cash flows from operations for the year ended December 31, 2008 is $494,609. The consolidated cash flows from operations for the year ended December 31, 2007 was $75,859. New restaurants will be (or were) funded (or partially funded) by debt financing, which we expect to be provided by our existing lenders or another lending institution. These new restaurants include:

•

Berkley, Michigan – Bagger Dave's Legendary Burgers and Fries – opened to the public on January 13, 2008. The cost of construction and equipment was approximately $850,000 and was financed through a loan in the amount of $460,961. The difference was paid from operating cash.

•

 Grand Blanc, Michigan – Buffalo Wild Wings – opened to the public on March 16, 2008. The cost of construction and equipment was approximately $1,049,000 and was financed through a loan in the amount of $349,915 and a second loan in the amount of $816,469.

•

Troy, Michigan – Buffalo Wild Wings – opened to the public on July 20, 2008. The cost of construction and equipment was approximately $1,310,000 and was financed through a line of credit in the amount of $476,348 and a loan in the amount of $1,013,270.

•

Petoskey, Michigan – Buffalo Wild Wings – opened to the public on August 17, 2008. The cost of construction and equipment was approximately $1,073,000 and was financed through a loan in the amount of $345,445 and a second loan in the amount of $803,239.

•

Ann Arbor, Michigan – Bagger Dave's – opened to the public on August 30, 2008. The cost of construction and equipment was approximately $734,000 and was partially financed by a loan in the amount of $500,000. The difference of $234,000 was paid from operating cash ($37,000) and proceeds from the Company's initial public offering ($197,000).

•

Flint, Michigan – Buffalo Wild Wings – opened to the public on December 21, 2008. The estimated cost of construction and equipment is $1,110,000. As of this filing, we expect to execute an equipment lease in the amount of $405,565.18. The balance was funded through cash from operations and loans from Directors (see below).

•

Port Huron, Michigan – Buffalo Wild Wings – expected to open in the 2nd quarter of 2009. The estimated cost of construction and equipment is $1,235,000. Financing has not been arranged as of this filing, but we anticipate securing another equipment lease for approximately $410,000. The remainder will be funded through cash from operations.

Management believes that consumer awareness of the Buffalo Wild Wings brand nationally is increasing due to higher advertising spending and better market penetration by the franchisor. Management also believes this will improve our ability to borrow the funds necessary to add additional restaurants. However, the current state of the American economy is creating stagnant or slightly declining same store sales and a severe tightening of the credit markets. The ability to obtain adequate financing for our growth model is questionable. Management will likely proceed with one to three new restaurants in 2009 as opposed to previous plans for five to six new restaurants. Emphasis on prime locations is now more critical than ever in an effort to create stronger store openings and earlier positive cash flow.

Capital Expenditures

The change in property and equipment from December 31, 2007 to December 31, 2008 is substantially due to improvements and equipment acquired for the six new Company owned restaurants that opened in 2008. As stated in the Liquidity section of this Management's Discussion and Analysis, the property and equipment added as each new restaurant is prepared for opening will range between approximately $800,000 and $1,500,000. It is anticipated that all substantial increases in property and equipment in the future will be due to the opening of planned Company owned restaurants.

Off Balance Sheet Arrangements

An off balance sheet arrangement exists between TMA Enterprises of Novi, Inc., which is a Buffalo Wild Wings unit managed by AMC Group, Inc., and AMC Group, Inc., one of our wholly owned subsidiaries. On April 5, 2007 TMA Enterprise of Novi, Inc. entered into a loan for $719,950. That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant. The principal outstanding at December 31, 2008 is $591,110. AMC Group, Inc. is a guarantor of this debt.

An off balance sheet arrangement exists between TMA Enterprises of Ferndale, LLC, which is a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. (the last four being wholly owned subsidiaries of DRH). On August 10, 2007 TMA Enterprises of Ferndale, LLC entered into a loan for $720,404. That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations. The outstanding principal as of December 31, 2008 is $610,528. Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.

An off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Wings, Inc., AMC Group, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc. and AMC Petoskey, Inc. (the last five being wholly owned subsidiaries of DRH). On February 12, 2008 Flyer Enterprises, Inc. entered into a loan for $223,622. The loan was used to refinance existing debt. The principal outstanding at December 31, 2008 is $194,023. Diversified Restaurant Holdings, Inc., AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.

An off balance sheet arrangement was created in March of 2009 between Anker, Inc., Bearcat Enterprises, Inc., MCA Enterprises, Inc., Buckeye Group, LLC, Buckeye Group II, LLC (all Buffalo Wild Wings units managed by AMC Group, Inc.) and Ansley Group, LLC (related party landlord of affiliated restaurant) and  AMC Group, Inc. a wholly owned subsidiary of DRH. On March 27, 2009, the Company agreed to its subsidiary, AMC Group, Inc., becoming a guarantor for the related parties mentioned above in exchange for covenant waivers for AMC North Port, Inc. and

AMC Riverview, Inc. (wholly owned subsidiaries).  The approximate aggregate principal outstanding for the six entities was $3,055,000 as of December 31, 2008.

Area Development Agreement

The Company was assigned from a related entity an "Area Development Agreement" with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants by October 1, 2016 within the designated "development territory", as defined by the agreement. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to development territory.

On December 10, 2008, Diversified Restaurant Holdings, Inc. – through its wholly owned subsidiary, AMC Wings, Inc. – entered into an amendment to its Area Development Agreement (the "Amended Agreement") with Buffalo Wild Wings International, Inc. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended by one year the time frame for completion of our obligations under the initial terms of the Area Development Agreement.

The Amended Agreement includes the right to develop an additional nine (9) Buffalo Wild Wings Restaurants, which increases to thirty-two (32) the total number of Buffalo Wild Wings Restaurants we have a right to develop. Under the Amended Agreement, we have paid to Buffalo Wild Wings International, as Franchisor, a development fee of $31,250. Franchise fees for the nine (9) additional restaurants will be $12,500 each. We have until November 1, 2017 to complete our development obligations under the Amended Agreement.

As of December 31, 2008 nine of these restaurants had been opened for business. Three of the restaurants opened under this agreement are affiliated and six are Company owned. The other six affiliated restaurants were opened prior to the Area Development Agreement.

Exercise of Options to Purchase Managed Restaurants

We have an option to purchase the restaurants we currently manage on the second anniversary of the completion of the Initial Public Offering. That date is August 1, 2010.

We intend to exercise those options and acquire each restaurant, although there is no assurance this will occur. We expect to acquire these restaurants by using cash reserves, if available, additional debt instruments or issuance of additional capital stock. We could use a combination of these methods, extend the options or opt not to exercise the options. Additional debt could impede our financial performance if the acquired restaurants under perform. Also, if we issue additional stock to acquire the restaurants this will dilute the stock and potentially have a negative impact on the Company's stock price. We believe that the effect of the exercise of the options on our financial statements would be as follows:

Balance Sheet

The following balance sheet elements are subject to significant changes in preparing our consolidated financial statements if and when all or some of the purchase options are exercised:

a.

Cash and cash equivalents (expected increases from operations).

b.

Inventories (food and supplies expected to increase).

c.

Prepaid expenses (potential increase for normal operating costs such as rent, insurance, etc., depending on timing of payments).

d.

Property and equipment (value assigned to restaurant equipment, furnishings and improvements upon acquisition).

e.

Intangible assets (goodwill, principally, though other intangibles could be identified, as a result of applying SFAS 141R).

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

Income Statement

The following income statement elements are expected to show significant changes in preparing our consolidated financial statements if and when all or some of the purchase options are exercised:

a.

Management and advertising fee revenue (expected to decrease since acquired restaurants will not longer be paying such fees, commensurate with the number of currently managed restaurants acquired).

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

Cash Flows Statement

We expect cash flows from operating (resulting from the balance sheet and income statement changes discussed above) and investing (normal ongoing purchases of equipment and improvements for the acquired restaurants) activities to show significant increases upon exercise of some or all of the purchase options. Cash flows from financing activities may be impacted, depending on our need to incur additional debt to finance the acquisitions. Non-cash financing activities could be impacted (and related equity accounts) if we need to issue our capital stock in exchange for the purchase(s).

OPERATING AND FINANCIAL REVIEW

For the year ended December 31, 2008, revenue was generated by the collection of management and advertising fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the restaurant sales of six (6) Buffalo Wild Wings restaurants and two (2) Bagger Dave's Legendary Burgers and Fries restaurants. For the year ended December 31, 2007, our revenue was generated from management and advertising fees collected from the nine (9) affiliated Buffalo Wild Wings restaurants and restaurant sales from two (2) Company owned Buffalo Wild Wings restaurants in North Port and Riverview, Florida. In 2007, these two units were open for five (5) and four (4) months respectively.

Year ended December 31, 2008 compared to the Year ended December 31, 2007.

REVENUE – Total revenue increased $8,179,396 or 240% during the fiscal year ended December 31, 2008 to $11,586,564 from $3,407,168 for the fiscal year ended December 31, 2007. This improvement is a result of sales from six Company owned restaurants now open that were not in existence in 2007 (Grand Blanc, MI; Troy, MI; Petoskey, MI; Flint, MI - BWW's and Berkley, MI; Ann Arbor, MI - Bagger Dave's). Also, two Company owned BWW restaurants (North Port, FL and Riverview, FL) opened in August, 2007 and contributed sales for a only a four month period in the prior year. Same store sales from the affiliated restaurants, on which management fees are collected by Diversified Restaurant Holdings' subsidiary, AMC Group, Inc., were down 0.6% in the year ended December 31, 2008 compared to the same period in 2007.

COST OF SALES – Cost of goods sold (food and beverage) increased to $2,930,445 from $481,651 for the year ended December 31, 2008 compared to the same period in 2007.  This is an increase of $2,448,794 or 508%. Diversified Restaurant Holdings, Inc. had two Company owned restaurants open less than five months as of December 31, 2007 and therefore the significant increase in cost of goods sold is a result of store openings as stated above was expected and occurred.

PAYROLL COSTS – Our payroll costs increased $2,651,053 or 195% to $4,007,685 from $1,356,632 for the year ended December 31, 2008 compared to the same period in 2007. These increases are due primarily to the additional payroll from the aforementioned six new Company owned restaurants that were not open in 2007.

OPERATING EXPENSES – Total operating expenses rose $8,240,042 or 227% to $11,875,663 from $3,635,621 for the year ended December 31, 2008 compared to the same period in 2007. This increase is a result of additional operating expenses principally from the six Company owned restaurants that were not open in the year ended December 31, 2007.

OPERATING LOSS – Operating loss for the year ended December 31, 2008 increased $60,646 or 27% to $(289,099) from $(228,453) recorded in the same period of 2007. This increase resulted from anticipated losses from operations in the first few months of new restaurant operations and we opened six new restaurants in 2008. This result is typical as labor and cost of goods sold are traditionally higher than average in the first six months of a new restaurant's operation.

INTEREST EXPENSE – Interest expense increased $224,959 or 348% to $289,681 for the year ended December 31, 2008 from $64,722 for the year ended December 31, 2007. The increase reflects the cost of the debt incurred to open eight restaurants since August of 2007.

OTHER INCOME & EXPENSE – Other expense (net) increased $281,914 to $264,982 for the year ended December 31, 2008 from $(16,932) for the year ended December 31, 2007. The increase in other expenses is primarily due to recognition of a $253,792 mark to market on interest rate swap arrangement valuations, which were entered into during 2008. There is also stock option expense recorded of $32,312 in 2008 compared to $13,671 in 2007.

LOSS BEFORE INCOME TAXES – Our loss before taxes increased by 205% or $567,519 to $(843,762) from $(276,243) for the year ended December 31, 2008 compared to the same period of 2007. The increase is due to the factors mentioned previously.

INCOME TAXES – For the year ended December 31, 2008, there is an income tax benefit recorded in the amount of $520,777 compared to an income tax benefit of $79,181 recorded for the same period of 2007. This increase in recorded tax benefit predominately reflects the recording of a deferred federal tax benefit due to the net operating loss.

NET LOSS – Our net loss increased 64% or $125,923 to $(322,985) from $(197,062) for the year ended December 31, 2008 compared to the same period in 2007. Again, this increase is a result of opening six new restaurants, of which, four were open less than six months. In fact, the Flint Township, Michigan Buffalo Wild Wings restaurant did not open until December 21, 2008. Also, the large adjustment for the mark to market interest rate swap valuations had a negative effect on income.

Buffalo Wild Wings Florida Impact

The increased loss was also impacted by the underperformance or our two (2) Company owned Buffalo Wild Wings restaurants in North Port and Riverview, Florida. These locations were severely affected by the meltdown in the Florida residential real estate market and the subsequent impact on the Florida economy. In retrospect, these two sites may have been premature to the immediate market in which they reside.  During the Florida real estate "boom", the more attractive Tampa market became extremely difficult to penetrate with cost effective building sites thus forcing the Company to settle into sites in outer suburban areas that were artificially growing due to over speculation. The restaurants are both 6,400 square feet in size. Given the current market, a 4,500 to 5,500 square foot restaurant may have been a better size, given the demand. We have recently negotiated a rent reduction in North Port (see Subsequent Events footnote to the financial statements) and are currently negotiating the same in Riverview.

Also adding to the situation in Florida, is the overdevelopment of the restaurant sector in the general Tampa / Sarasota market as well as in several other cities such as Atlanta and Dallas. The restaurants have a competitive disadvantage due to low brand recognition in Florida as Buffalo Wild Wings is relatively new to the market. Buffalo Wild Wings faces numerous competitors in Florida that include Tampa based Beef O'Brady's and Clearwater founded Hooter’s. Other competitors include Ker's Wing House, Ale House, Wild Wing Café and several other local sports bar concepts that offer Buffalo, New York style chicken wings.

The cost of doing business in Florida is also much higher than our operations in Michigan. Among these higher costs are: (1) higher minimum wage for tipped employees, (2) general liability insurance premiums, (3) property insurance premiums (hurricane factor), (4) higher utility rates, (5) sales tax imposed on rent, (6) waste removal costs, (7) high workers’ compensation rates and (8) increased cost associated with chicken wings.

We still view our Florida territory as viable, but future development will be focused on young professional and college oriented areas of Tampa and St. Petersburg utilizing a much smaller footprint. We hope to take advantage of the declining commercial real estate market and the growing awareness of Buffalo Wild Wings nationally.

Buffalo Wild Wings Michigan Impact

Our Michigan Buffalo Wild Wings operations remain solid performers with above average unit level revenue compared to the entire Buffalo Wild Wings system, despite the impact of the automobile sector on the Michigan economy. We opened four (4) Buffalo Wild Wings restaurants in Michigan and are satisfied with their performance to date. These units should positively impact our performance moving forward as they become more efficient.

Bagger Dave’s Impact

Starting a new concept, in Metro Detroit during 2008 was certainly a challenge, but we feel very good about the concept moving forward. We opened our first two Bagger Dave's restaurants in 2008 and therefore incurred higher associated expenses related to developing and operating this restaurant concept. Our first unit opened in Berkley, Michigan on January 13, 2008 and our second location opened in Ann Arbor, Michigan on August 30, 2008. Original estimates of Berkley's performance were for weekly sales to be approximately $20,000. Berkley is currently underperforming averaging approximately $16,000 per week in sales. The Ann Arbor location is currently outperforming the original estimate of $18,000 per week in sales by averaging approximately $20,500 per week.

Throughout 2008 we incurred higher food costs as commodity prices spiked for potatoes, peanuts (peanut oil), wheat (buns) and beef. Recently, we have seen some relief related to the above mentioned products due to softening commodity prices. Because of our relatively small size, we are unable to negotiate a viable pricing contract for these items and are somewhat captive to market swings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Diversified Restaurant Holdings, Inc.

Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rehmann Robson, P.C.

Troy, Michigan

March 30, 2009

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS		December 31
	2008		2007
Current assets
Cash and cash equivalents	$ 133,865		$ 275,728
Accounts receivable - related party	192,889		130,429
Inventory	157,882		35,750
Prepaid insurance	52,440		28,084
Accounts receivable - other	192,000		-
Other assets	20,000		3,270
Total current assets	749,076		473,261
Property and equipment, net	7,817,254		3,328,611
Intangible assets, net (Note 3)	406,982		102,890
Deferred income taxes	599,957		79,181
Total assets	$ 9,573,269		$ 3,983,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 1,454,867		$ 227,300
Accounts payable	660,353		212,007
Accrued liabilities	305,302		71,438
Accrued rent	113,909		52,107
Deferred rent	530,944		119,890
Notes payable - related party	-		12,000
Total current liabilities	3,065,375		694,742
Other liabilities - interest rate swap	253,792		-
Long-term debt, less current portion	5,025,227		2,504,651
Total liabilities	8,344,394		3,199,393
Commitments and contingencies (Notes 4, 5, 8, and 9)

Stockholders' equity (Note 6)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 18,070,000 and 17,930,000 respectfully shares issued and outstanding	1,807		1,793
Additional paid-in capital	1,758,899		991,603
Accumulated deficit	(531,831)		(208,846)
Total stockholders' equity	1,228,875		784,550

Total liabilities and stockholders' equity	$ 9,573,269		$ 3,983,943

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended December 31
	2008		2007
Revenue
Food and beverage sales	$ 9,783,391		$ 1,680,334
Management and advertising fees	1,803,173		1,726,834

Total revenue	11,586,564		3,407,168

Operating expenses
Compensation costs	4,007,685		1,356,632
Food and beverage costs	2,930,445		481,651
General and administrative	3,319,582		1,545,105
Occupancy	740,745		139,590
Depreciation and amortization	877,206		112,643

Total operating expenses	11,875,663		3,635,621

Operating loss	(289,099)		(228,453)

Interest expense	289,681		64,722

Other expense (income), net	264,982		(16,932)

Loss before income taxes	(843,762)		(276,243)

Income tax benefit	520,777		79,181

Net loss	$ (322,985)		$ (197,062)

Basic and fully diluted loss per share - as reported (Note 12)	$ (0.018)		$ (0.011)

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances - January 1, 2007	17,930,000	$ 1,793	$ 977,932	$ (11,784)	$ 967,941

Share-based compensation (Note 6)	-	-	13,671	-	13,671

Net loss	-	-	-	(197,062)	(197,062)

Balances - December 31, 2007	17,930,000	$ 1,793	$ 991,603	$ (208,846)	$ 784,550

Balances - January 1, 2008	17,930,000	$ 1,793	$ 991,603	$ (208,846)	$ 784,550

Proceeds from the issuance of common stock	140,000	14	734,984	-	734,998

Share-based compensation (Note 6)		-	32,312	-	32,312

Net loss		-	-	(322,985)	(322,985)

Balances - December 31, 2008	18,070,000	$ 1,807	$ 1,758,899	$ (531,831)	$ 1,228,875

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31
	2008	2007
Cash flows from operating activities
Net (loss)	$ (322,985)	$ (197,062)
Adjustments to reconcile net (loss) to
net cash provided by operating activities
Depreciation and amortization	877,206	112,643
Share-based compensation	32,312	13,671
Deferred income tax benefit	(520,777)	(79,181)
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	(62,460)	(24,682)
Accounts payable	448,346	212,007
Inventory	(122,132)	(35,750)
Prepaid insurance	(24,356)	(27,279)
Accounts receivable – other	(192,000)	267
Intangible assets	(308,537)	(100,390)
Other assets	(16,730)	(3,270)
Accrued liabilities	233,865	32,888
Accrued rent	61,803	52,107
Deferred rent	411,054	119,890

Net cash provided by operating activities	494,609	75,859

Cash flows used in investing activities
Purchases of property and equipment	(5,361,403)	(3,414,157)

Cash from financing activities
Proceeds from issuance of notes payable - related party	-	12,000
Proceeds from issuance of long term debt	4,404,897	2,741,670
Repayment of notes payable - related party	(12,000)	(200,000)
Repayments of long-term debt	(402,964)	(9,719)
Proceeds from issuance of common stock	734,998	-

Net cash provided by financing activities	4,724,931	2,543,951

Net (decrease) in cash and cash equivalents	(141,863)	(794,347)

Cash and cash equivalents, beginning of year	275,728	1,070,075

Cash and cash equivalents, end of year	$ 133,865	$ 275,728

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.

Nature of Business

Diversified Restaurant Holdings, Inc. (DRH) was formed September 25, 2006.  DRH and its three wholly owned subsidiaries AMC Group, Inc, (AMC), AMC Wings, Inc. (WINGS), and AMC Burgers, Inc.  (BURGERS) (collectively, the "Company"), develop, own, and operate, as well as render management and marketing services for Buffalo Wild Wings restaurants located throughout Michigan and Florida and their own restaurant concept, Bagger Dave's Legendary Burgers and Fries (Bagger Dave's).

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

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase the nine (9) affiliated restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc. all of which are 100% owned by WINGS.  Formed in 2008 were AMC Flint, Inc. and AMC Port Huron, Inc., also owned 100% by WINGS.  These WINGS’ subsidiaries either currently or will each own and operate a Buffalo Wild Wings restaurant.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.  Restaurant operations at AMC Grand Blanc, Inc., commenced in the first quarter of 2008.  Restaurant operations at AMC Troy, Inc and AMC Petoskey, Inc commenced in the third quarter of 2008.  Restaurant operations at AMC Flint, Inc. commenced in the fourth quarter of 2008.

The Company is economically dependent on retaining its franchise rights with Buffalo Wild Wings, Inc.; each of the franchise agreements have specific expiration dates through July 1, 2028.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  The Company is in compliance with the terms of these agreements at December 31, 2008.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Segment Reporting

The Company has determined that it does not have any separately reportable business segments at December 31, 2008 and December 31, 2007.

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

Revenue Recognition

Management and advertising fees are calculated by applying a percentage as stipulated in a management services agreement to managed restaurant revenues.  Revenues derived from management and advertising fees are recognized in the period in which they are earned, which is the period in which the management services are rendered.  Revenues from food and beverages sales are recognized and generally collected at the point-of-sale.

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at December 31, 2008 and December 31, 2007 relate principally to management and advertising fees charged to and intercompany transactions with the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 4).  Management does not believe any allowances for doubtful accounts are necessary at December 31, 2008 or December 31, 2007.

Accounting for Gift Cards

The Company records the actual dollar amount of gift card liabilities at period end.  The liability is included in the Accrued Liabilities line on the consolidated balance sheets.  As of December 31, 2008, the Company's gift card liability was approximately $68,456 compared to approximately $5,941 at December 31, 2007.  Florida law prohibits gift card expiration dates, expiration periods and any post-sale charges or fees.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five (5) years after the date of gift card purchase by consumer.  At this time, there is no breakage for the Company to record.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Accounting

Certain of our operating leases provide for minimum annual payments that increase over the life of the lease.  The aggregate minimum annual payments are expensed on a straight-line basis beginning when we take possession of the property and extending over the term of the related lease.  The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.  The Company also accounts, in its straight-line computation, for the effect of any “rental holidays” or “tenant incentives”.

Inventory

Inventory, which consists mainly of food and beverage products, is valued at the lower of cost determined on the first-in, first-out basis, or market.

Prepaid Expenses and Other Assets

Prepaid expenses consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium.  Other assets consist principally of franchise fees, trademarks and loan fees, which are deferred and amortized to operating expense on a straight line basis over the term of the related underlying agreements, which are as follows:

Franchise fees

15 years

Trademarks

15 years

Loan fees

2 to 7 years (loan term)

Liquor licenses are deemed to have an indefinite life.  Management annually reviews these assets to determine whether carrying values have been impaired.  During 2008 and 2007, no impairments relating to intangible assets with finite or infinite lives were recognized.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising expenses are recognized in the period in which they are incurred.

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

Concentration Risks

Approximately 16% and 51% of the Company's revenues during 2008 and 2007, respectively, are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 4).  Approximately 68% and 0% of food and beverage sales came from restaurants located in Michigan during 2008 and 2007, respectively.

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

Financial Instrument

The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company's portfolio of variable rate debt which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The Company records the fair value of their interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps.  The terms of the agreements match those of the underlying debt and therefore are classified as non-current.  Fair value adjustments are recorded each period in other income or other expense on the statement of operations.  The notional value of interest rate swap agreements in place at December 31, 2008 was approximately $2,900,000.  The expiration of these agreements are consistent with debt instruments as described in Note 5.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts as reported in the 2007 consolidated financial statements have been reclassified to conform with the 2008 presentation.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  SFAS No. 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  The Company is currently evaluating the requirements of SFAS No. 141(R) and cannot determine the impact future acquisitions may have on its consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets at December 31:

       2008

                  2007

Equipment

$   2,613,488

$

730,037

Furniture and fixtures

767,979

327,549

Leasehold improvements

5,401,301

1,505,876

Restaurant construction-in-progress

27,410

885,315

Total

8,810,178

3,448,777

Less accumulated depreciation

992,924

120,166

Property and equipment, net

$

7,817,254

$

3,328,611

3.

INTANGIBLES

Intangible assets are comprised of the following at December 31:

       2008

                  2007

      Amortized Intangibles

Franchise Fees

$

131,250

$

90,000

Trademark

2,500

2,500

Loan Fees

15,691

11,551

Total

149,441

104,051

Less accumulated amortization

5,609

1,161

Amortized Intangibles, net

143,832

_

 102,890

Unamortized Intangibles

Liquor Licenses

263,150

      -

Total Intangibles, net

      $      406,982       $     102,890

Amortization expense for 2008 and 2007 were $4,448 and $1,161, respectively.  Based on the current

intangible assets and their estimated useful lives, amortization expense for fiscal 2009, 2010, 2011,   2012 and 2013 is projected to total approximately $5,800 per year.

4.

RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during 2008 and 2007 were $78,100 and $22,895, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership and management control.  Fees earned during 2008 and 2007 totaled $1,803,173 and $1,726,834, respectively.  Accounts receivable arising from such billed fees were $140,034 and $130,429 at December 31, 2008 and 2007, respectively.  The remainder of accounts receivable, related parties, at December 31, 2008 consists of amounts due to DRH from managed restaurants for other fees paid on their behalf.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a guarantor of debt of three entities related through common ownership and management control.  Under the terms of the guarantees, the Company's maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees.  The event or circumstance that would require the Company to perform under the guarantee is an "event of default".  An "event of default" is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of December 31, 2008, the carrying amount of the underlying debt obligations of the related entities is, in aggregate, approximately $1,395,000 and the Company's guarantee extends for the full term of the debt agreements, all of which expire in 2017.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.  At December 31, 2008, payments on the debt obligations were current.

Long term debt (Note 5) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH's stockholders.  The notes bear interest at a rate of 3.2% per annum and are expected to be repaid over a two-year period commencing January 2009 in monthly installments of approximately $4,444 each.

Long term debt (Note 5) also includes two notes in the amount of $95,000 each and one note in the amount of $142,500, to three of DRH’s stockholders.  The notes bear interest at 5.26% and are due, along with accumulated interest, on November 1, 2009.  At maturity, the note holders, at their option, may elect to use all or part of the principal and interest due, at that time, to exercise the private placement warrants previously issued to them in November 2006 (Note 6).

As part of its restaurant management services for the affiliated Buffalo Wild Wings restaurants, the Company maintains a cash "sweep" account.  Cash from some of the managed restaurants, as well as from AMC, Inc., is transferred daily to the sweep account.  The sweep account is then automatically transferred to overnight securities investments, which are liquidated daily and returned to the sweep account.  Approximately $730,000 relating to the managed restaurants was held in such overnight investments at December 31, 2008.  Balances that are swept from managed restaurants not owned by DRH are not included in the accompanying consolidated financial statements as an asset or liability.

See financial statement Note 8 for related party lease transactions.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

LONG TERM DEBT

Long-term debt consists of the following obligations at December 31:

2008

  2007

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month London InterBank Offered Rate ("LIBOR") plus 2.5% (effective annual rate of approximately 2.936% at December 31, 2008).  $  349,915  $  349,915

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015.  Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.      735,829    -

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 2.936% at December 31, 2008).    345,445    345,445

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in September 2015.  Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.      757,153    -

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest payments are approximately $6,900 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%.  The note matures in November 2014.    417,051    458,265

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in September 2015.  Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.    955,417    -

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014.  Interest is charged based on the one month LIBOR plus 2.6% (effective annual rate of approximately 3.036% at December 31, 2008).    476,348    -

Note payable to a bank secured by the property and equipment of AMC Northport, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 8.15%.  The note matures in November 2014.    696,707    784,797

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 7.67%.  The note matures in November 2014.    704,449    793,529

Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders, and various related parties.  Scheduled monthly principal and interest payments are approximately $7,669.  Interest is charged at a fixed annual rate of approximately 7.50%.  The note matures in December 2015.     500,000    -

Notes payable – related parties (see note 4)

        541,780

       ______-_

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total long-term debt

$6,480,094

$2,731,951

Less current portion

    1,454,867

227,300

Long-term debt, net of current portion

$

5,025,227

$2,504,651

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2008 and thereafter are summarized as follows:

Year

Amount

2009

$

1,454,867

2010

$

1,222,276

2011

835,766

2012

869,063

2013

938,108

Thereafter

 1,160,014

5,025,227

Total

$6,480,094

Interest expense was $289,681 and $64,722 (including related party interest expense of $9,316 in 2008 and $0 in 2007 – see Note 4) in 2008 and 2007, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum global debt service ratio, maximum global funded indebtedness to EBITDA ratio and a Corporate Fixed Charge Coverage Ratio.  At December 31, 2008 the Company was not in compliance with the Corporate Fixed Charge Coverage Ratio covenant related to the borrowings of AMC Riverview, Inc. and AMC North Port, Inc. as noted above.  Covenant waivers were received for the applicable period.

6.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007 DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest ratably over a three year period and expire nine years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  Stock option expense of $ 32,312 and $13,671, as determined using the Black-Scholes model, was recognized during 2008 and 2007, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested as of December 31, 2008.  The fair value of unvested shares, as determined using the Black-Scholes model, is $51,217 as of December 31, 2008.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS No. 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2008, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of December 31, 2008.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 31, 2008.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors' resolution prior to issuance of any series of preferred stock.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

INCOME TAXES

The benefit for income taxes consists of the following components for 2008 and 2007:

   2008

2007

Federal

Current

 $       -            $      -

Deferred

   361,839           72,710

State

Current

 $       -             $      -

Deferred

   158,938             6,471

Income Tax Benefit

 $520,777         $79,181

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

2008

2007

Income tax benefit at federal statutory rate

        $291,114

            $93,923

State income tax benefit

          158,938                    6,471

Permanent differences

          (20,967)

              (4,185)

Tax credits

            59,920                  11,144

Other

            31,772

            (28,172)

Income tax benefit

        $520,777

            $79,181

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company expects the deferred tax assets to be fully realizable within the next several years. Significant components of the Company's deferred income tax liabilities and assets are summarized as follows as of December 31:

 2008

               2007

Deferred tax assets:

Net operating loss carry forwards                                     $1,028,689

        $  5,994

Deferred rent expense                                                              38,699          49,102

Start-up costs                                                                           77,292          38,936

Tax credit carry-forwards                                                        69,260              -

Swap loss recognized for book                                                86,289              -

Other – including state deferred tax assets                            270,244          93,317

Total deferred tax assets                                                      1,570,473       187,349

       Deferred tax liabilities:

Other – including state deferred tax assets                              87,188          90,015

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax depreciation in excess of book                                       883,328          18,153

Total deferred tax liabilities:                                                 970,516        108,168

       Net deferred income tax assets                                                     $ 599,957      $  79,181

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before their 20 year expiration.  This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH.  Net operating loss carryforwards of $3,025,555 and $149,222 will expire in 2028 and 2027, respectively. General business tax credits of $58,116 and $11,144 will expire in 2028 and 2027, respectively.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109.  There was no impact on the Company's consolidated financial statements upon adoption.

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of December 31, 2008.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan Single Business Tax with a business income tax and a modified gross receipts tax.  This new tax took effect January 1, 2008, and, because the MBTA is based or derived from income-based measures, the provisions of SFAS No. 109, Accounting for Income Taxes apply as of the enactment date.  The law, as amended, established a deduction to the business income tax base if temporary differences associated with certain assets results in a net deferred tax liability as of December 31, 2007 (the year of enactment of this new tax).  This deduction has a carryforward period to at least tax year 2029.  This benefit amounts to $33,762.

The Company is a member of a unitary group with other parties related by common ownership according to the provisions of the Michigan Business Tax Act.  This group will file a single tax return for all members. An allocation of the current and deferred MBT incurred by the unitary group has been made based on an estimate of MBT attributable to the Company and has been reflected as state income tax expense in the accompanying consolidated financial statements consistent with the provisions of SFAS No. 109.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.  As of December 31, 2008, there are pending use tax audits at the two Company owned restaurants located in Florida.  The Company expects that any additional expense, if any, to be immaterial.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

OPERATING LEASES (INCLUDING RELATED PARTY)

The Company leases its current office facilities under a lease which expires April 30, 2010.  The agreement requires rent to be paid in monthly installments of $3,835.

The Company also leases restaurant space for AMC Northport, Inc. and AMC Riverview, Inc.  The 10-year leases expire in 2017 and require aggregate monthly payments of approximately $25,000 a month.  Each lease contains two (2) five year options to extend.

Berkley Burgers, Inc. has signed a lease for restaurant space from an entity related through common ownership.  The 15-year lease commenced in February 2008 and requires monthly payments of approximately $6,300.  This lease contains three (3) five year options to extend.

AMC Grand Blanc, Inc. lease payments commenced March 2008 and require monthly payments of approximately $10,300.  The 10-year lease expires in 2018. This lease contains two (2) five year options to extend.

AMC Troy, Inc. and Ann Arbor Burgers, Inc. lease payments commenced in August of 2008.  Both leases have ten year terms expiring in 2018 and monthly payments of approximately $13,750 and $6,890, respectively.  Each lease contains two (2) five year options to extend.

AMC Petoskey, Inc.'s lease commenced in August 2008 under a 10 year term expiring in 2018.  Monthly lease payments of approximately $9,000 begin in February of 2009.  This lease contains two (2) five year options to extend.

AMC Flint, Inc.'s lease commenced in December 2008 under a 10 year term expiring in 2018.  The lease requires monthly payments of approximately $4,800.  This lease contains three (3) five year options to extend.

Total rent expense was $636,131 and $139,590 for 2008 and 2007, respectively.  Of these amounts, $76,531 and $0 for 2008 and 2007 respectively were paid to a related party.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancellable operating leases with initial or remaining lease terms in excess of one year at December 31, 2008 are summarized as follows:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year

Amount

2009

$

949,166

2010

930,370

2011

918,130

2012

928,163

2013

974,609

Thereafter

4,687,485

Total

$

9,387,923

The Company has signed a lease agreement for restaurant space for AMC Port Huron, Inc.  The agreement does not commence until 180 days after possession is transferred or the restaurant opens for business, whichever is earlier, and expires ten years from that date.  The lease contains three (3) five year options to extend.  After occupancy the agreement requires aggregate monthly payments of approximately $6,500 a month.  Occupancy has not occurred as of December 31, 2008, and related future payments are not included in the above table.

9.

COMMITMENTS AND CONTINGENCIES

The Company has management services agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida.  These management services agreements each contain an option that allows a subsidiary of the Company to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years.  This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of the Company’s initial public offering completed by the Company.  The two year anniversary will occur on August 1, 2010.  Such exercise is contemplated as part of the Company's strategic plan.

The Company was assigned from a related entity an "Area Development Agreement" with Buffalo Wild Wings, Inc. to open 23 Buffalo Wild Wings restaurants within their designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended adding 9 additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant and loss of rights to development territory.  As of December 31, 2008 nine of these restaurants had been opened for business, six of which are Company owned.

The Company is required to pay Buffalo Wild Wings, Inc. royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $424,411 and $83,927 in royalty expense in 2008 and 2007 respectively.  Advertising fund contribution expenses were $244,561 in 2008 and $52,558 in 2007.

The Company is required, by virtue of its various Buffalo Wild Wings, Inc. franchise agreements, to modernize the restaurants during the term of the agreement.  The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that Buffalo Wild Wings, Inc. has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurant’s needs.

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

10.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest amounted to $289,681 and $64,722 during 2008 and 2007, respectively.

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2008 and December 31, 2007, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short term debt approximate their carrying value, due to their short-term nature. Also, the fair value of Notes Payable – Related Parties approximates the carrying value due to their short term maturities.  As of December 31, 2008, our total debt, less related party debt, was approximately $5.9 million and had a fair value of approximately $5.2 million due to the changing credit markets. As of December 31, 2007, our total debt was approximately $2.7 million and had a fair value of approximately the same amount.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

There was no impact for adoption of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to the consolidated financial statements as of December 31, 2008. SFAS No. 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

•

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Interest rate swaps held by the Company for risk management purposes are not actively traded.  The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk.  The interest rate swaps discussed in Notes 1 and 5 fall into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swaps as of December 31, 2008 was a liability of $253,792, which is recorded in other liabilities on the consolidated balance sheet.  The fair value of the one interest rate swap that was in existence at December 31, 2007 was not significant.  Unrealized losses associated with interest rate swap positions in existence at December 31, 2008 which are reflected in the 2008 statement of operations were $253,792 and are included in other expenses.

12.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potentially dilutive common stock outstanding during the period.  The following table sets forth the computation of basic and diluted net loss per share for the period ended December 31:

	2008	2007
Numerator:
Net loss	$ (322,985)	$ (197,062)

Denominator:
Weighted Avg Shares–Basic and Diluted	17,988,525	17,930,000

Net Loss per Share:
Basic	$ (0.018)	$ (0.011)
Diluted	$ (0.018)	$ (0.011)

Common stock equivalents excluded from net loss per diluted shares because their effect would have been anti-dilutive	950,000	950,000

13.

FOURTH QUARTER ADJUSTMENT (unaudited)

In the fourth quarter of 2008, the Company recorded an adjustment to income increasing its net loss by $253,792.  The adjustment had no impact on cash flows but increased net loss and other liabilities by the fourth quarter mark to market of the Company’s four swap arrangements.

14.

SUBSEQUENT EVENTS (unaudited)

Subsequent to December 31, 2008, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Flint location.  The lease requires 48 monthly payments of approximately $10,126 plus applicable use taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease.  This transaction will be reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $405,566 and depreciated as purchased furniture and equipment, and the lease obligation will be included in long term debt at its present value.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

Year

    Amount

2009

   $131,636

2010

     121,511

2011

     121,511

2012

     111,385

Total Minimum Lease Payments

     486,043

Less amount representing interest

       80,477

Present value of minimum lease payments

   $405,566

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2008, the operating lease at AMC North Port, Inc. has been re-negotiated.  Effective March 1, 2009, the base rent has been reduced to approximately $6,129 from approximately $12,267 through February, 2011.  For consideration of the above rent modification, Diversified Restaurant Holdings, Inc. agrees to guarantee the rent for a period of five years beginning March 1, 2009.

Subsequent to December 31, 2008, the operating lease at AMC Riverview, Inc. has been re-negotiated.  Effective April 1, 2009, the base rent has been reduced to approximately $9,600 from approximately $12,800 through March, 2010.

Subsequent to December 31, 2008, the Company became a guarantor of debt of six entities related through common ownership and management control.  Under the terms of the guarantees, the Company's maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees.  The event or circumstance that would require the Company to perform under the guarantee is an "event of default".  An "event of default" is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of December 31, 2008, the carrying amount of the underlying debt obligations of the related entities was, in aggregate, approximately $3,055,000 and the Company's guarantee extends for the full term of the debt agreements, the last of which expires in 2019.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.  At December 31, 2008, payments on the debt obligations were current.

Subsequent to December 31, 2008, the debt agreements for two Company owned locations, AMC North Port, Inc. and AMC Riverview, Inc., were amended.  The amendment increases the interest rate for both agreements one (1.00) percent and revises financial covenants in both loans as follows:

Post-Compensation Consolidated FCCR (Covenant Parties)  As measured for each Borrower and AMC Group, Inc (collectively, the “Covenant Parties”) on a consolidated basis on the last day of each of Borrower’s fiscal years, Covenant Parties on a consolidated basis must have a Post-Compensation Consolidated FCCR equal to or greater than 1.10:1.   For purposes of this paragraph, “Post-Compensation Consolidated FCCR” means, with respect to the 12-month period of time immediately preceding the date of determination, the ratio, calculated for Covenant Parties on a consolidated basis for such time period, each as determined in accordance with GAAP, of:  (a) the sum of net income, interest expense, income taxes, depreciation, amortization, and operating lease expenses, plus or minus other non-cash adjustments or non-recurring items (as allowed by Lender), minus increases in officer or shareholder loan receivables and minus dividends or distributions not otherwise expensed on the applicable income statement(s); to (b) the sum of operating lease expenses, principal payments on long term debt, the current portion of all capital leases, and interest expense (excluding non-cash interest expense and amortization of non-cash financing expenses).

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Senior Effective Funded Debt to EBITDAR (Covenant Parties).  As measured for Covenant Parties on a consolidated basis on the last day of each fiscal years and for the 12-month period then ended, Covenant Parties on a consolidated basis must have a Consolidated Senior Effective Funded Debt to Consolidated EBITDAR ratio of not more than 5.00:1. For purposes of this paragraph, “Consolidated Senior Effective Funded Debt” means the aggregate sum, for the Covenant Parties on a consolidated basis of (a) the outstanding principal balance, as at the end of the fiscal year, of all indebtedness (other than subordinated or intercompany indebtedness), including capital leases and the outstanding balances of any revolving lines of credit; and (b) all operating lease expenses, including rent payments, for such 12-month period, multiplied by 8.00. “Consolidated EBITDAR” means, the aggregate sum, for such 12-month period, for the Covenant Parties on a consolidated basis, of all net income, interest expense, income taxes, depreciation, amortization, and operating lease expenses, but less non-recurring miscellaneous income and plus non-recurring miscellaneous expenses (as allowed by Lender), each as determined in accordance with GAAP.

Post-Compensation Consolidated FCCR (Enterprise Parties).  As measured for the Covenant Parties and all of their privately held and publicly traded affiliates, including but not limited to Diversified Restaurant Holdings, Inc. and its affiliates (collectively, the “Enterprise Parties”) on a consolidated basis on the last day of each of Borrower’s fiscal years, the Enterprise Parties on a consolidated basis must have a Post-Compensation Consolidated FCCR equal to or greater than 1.10:1.   For purposes of this paragraph, “Post-Compensation Consolidated FCCR” means, with respect to the 12-month period of time immediately preceding the date of determination, the ratio, calculated for the Enterprise Parties on a consolidated basis for such time period, each as determined in accordance with GAAP, of:  (a) the sum of net income, interest expense, income taxes, depreciation, amortization, and operating lease expenses, plus or minus other non-cash adjustments or non-recurring items (as allowed by Lender), minus increases in officer or shareholder loan receivables and minus dividends or distributions not otherwise expensed on the applicable income statement(s); to (b) the sum of operating lease expenses, principal payments on long term debt, the current portion of all capital leases, and interest expense (excluding non-cash interest expense and amortization of non-cash financing expenses).

For purposes of calculating each of the financial covenants, distributions shall be net of amounts used for income tax payments and amounts reinvested in the Covenant Parties or Enterprise Parties, as applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

     FINANCIAL DISCLOSURE

There have been no disagreements with accountants as described in Item 304 of the Regulation S-K and there has been no change in accountant during the period covered by this report.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective and were not adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

The deficiencies in the Company's controls and procedures relates to the Company's inability to ensure that the Company's significant non-routine transactions and related disclosures were appropriately reviewed, analyzed and monitored on a timely basis, due to the fact that the fair value of interest rate swap agreements were not recorded in accordance with generally accepted accounting principals.

In order to prevent ineffective disclosure controls and procedures and ineffective internal controls over financial reporting in the future the Company will educate and train its internal accounting staff, and it will employ an external expert to review its procedures for proper compliance.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008 and we identified the following material weakness:

Controls were not effective to ensure that significant non-routine transactions and related disclosures were appropriately reviewed, analyzed and monitored by accounting personnel on a timely basis. An adjustment of a material item was made during the year-end audit, because the fair value of interest rate swap agreements was not recorded as is required by generally accepted accounting principles and controls were not in place to ensure appropriate valuation of the derivative instruments.

Remediation and Changes in Internal Control Over Financial Reporting

Management believes that the aforementioned material weakness will be corrected by retaining the services of an individual or firm to act as a technical advisor on all material non-routine transactions entered into by the Company. We are actively interviewing individuals or firms that possess the appropriate experience necessary to assist the Company.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our current executive officers and directors:

NAME	POSITION	AGE
T. Michael Ansley	President, Chief Executive Officer and Director	38
Jason T. Curtis	Chief Operating Officer	28
Jay Alan Dusenberry	Treasurer/Director	37
David Gregory Burke	Secretary/Director	37
David Ligotti	Director	51
Gregory J. Stevens	Director	38

Our officers and directors are elected annually for a term of one year or until their successor is elected. Generally, we ask our directors to commit to serving three one year terms. Directors receive no cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

T. Michael Ansley is the President, CEO and Chairman of the Board of Directors of the Company, and he has held these positions since our inception. Mr. Ansley serves in similar positions for our wholly owned subsidiaries AMC Group, Inc. AMC Wings, Inc. and AMC Burgers, Inc. From 1998 to the present, Mr. Ansley has been the President and Manager of AMC Group, LLC, and a predecessor to the Company. AMC Group, LLC operated and developed nine Buffalo Wild Wing Restaurants located in Michigan and Florida. In 1993 Mr. Ansley received a Bachelor of Science degree in business administration from the University of Dayton, located in Dayton, Ohio. Currently, Mr. Ansley is a member of the Executive Board of the Children's Leukemia Foundation of Michigan.

Jason T. Curtis is the Chief Operations Officer (COO) and has held this position since 2002. During his time with us, Mr. Curtis has received numerous accolades from Buffalo Wild Wings, Inc. In 2008, he was elected by fellow franchisees to be a Franchisee Representative on the Buffalo Wild Wings Leadership Council. Mr. Curtis has been certified by the National Restaurant Association as a Foodservice Management Professional (FMP). Mr. Curtis attended Ferris State University in Big Rapids, Michigan for one semester before an injury ended his football career. Mr. Curtis is now enrolled in an executive program at Northwood University in Midland, Michigan where he is seeking a degree in business administration.

Jay Alan Dusenberry is our Treasurer and a member of the Board of Directors, and he has held those positions since our inception. From 1997 to the present, Mr. Dusenberry has been employed as the Vice President of Operations for Cold Heading Company, an automotive supplier located in Warren, Michigan. In 1993, Mr. Dusenberry received a Bachelor of Science degree in finance from University of Dayton, located in Dayton, Ohio. In 2004, Mr. Dusenberry received an MBA degree from the University of Detroit Mercy, located in Detroit, Michigan.

David G. Burke is the Secretary of the Company and a Member of the Board of Directors. He has held these positions since our inception and was elected Audit Committee Chairman upon going public. Since 2002, Mr. Burke has been employed by Federal-Mogul Corporation, a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers as well as the worldwide aftermarket.  He has served as the company’s Marketing Director, Original Equipment Sales since 2007.  Prior to this position, he held roles of increasing responsibility in corporate and operational finance. In 1993, Mr. Burke earned a Bachelor of Science degree in mechanical engineering from the University of Dayton, located in Dayton, Ohio. In 2002 Mr. Burke received a Master of Business in Business Administration, with a concentration in Finance, from the University of Michigan, Ross School of Business, located in Ann Arbor, Michigan.

David Ligotti is a member of the Board of Directors and he has held that position since our inception. From 1996 to the present, Mr. Ligotti has owned and operated Oakwood Business Services, LLC, an accounting, tax and consulting firm located in Ann Arbor, Michigan. Mr. Ligotti received a Bachelor of Arts degree in political science in 1979 from Kalamazoo College, located in Kalamazoo, Michigan. In 1981 Mr. Ligotti received a Masters of Business Administration degree with a major in accounting from the University of Michigan, located in Ann Arbor, Michigan. In 1984 Mr. Ligotti received a Master of Science in Taxation degree from Walsh College, located in Troy, Michigan.

Gregory J. Stevens is a member of the Board of Directors and he has held that position since our inception. From 1992 to the present, Mr. Stevens has been a Strategic Engineer and partner of Cold Heading Company, an automotive supplier of fasteners located in Warren, Michigan. Mr. Stevens is currently a member of Desert Rock Enterprises, LLC, an investment company located in Las Vegas, Nevada.  Mr. Stevens received a Bachelor of Science degree in engineering in 1993 from the University of Dayton, located in Dayton, Ohio. Mr. Stevens attended Oakland University, located in Rochester, Michigan from 1995 to 1996, where he was enrolled in the Master of Business Administration program.

Family Relationships

Thomas D. Ansley owns 1,356,500 shares of the common stock of the Company, or approximately 7.5% of the outstanding shares of the Company’s common stock. Mr. Ansley is the father of T. Michael Ansley, the Company’s President and Chairman of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Mr. Gregory J. Stevens serves as a director of the Company and during 2008 Mr. Stevens failed to file in a timely manner a Form 4 Report in connection with the purchase of the common stock of the Company. This failure occurred one time and related to one transaction. Other than Mr. Stevens, based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008, and the statements made by qualifying persons, the Company does not believe that any person required to make filings under Section 16(a) during such fiscal year failed to file such reports or filed such reports late.

Code of Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically to our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

Compliance with applicable governmental laws, rules and regulations;

4.

The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person identified in our Code of Business Conduct and Ethics; and

5.

Accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our management.

We will provide a copy of our code of ethics without charge to any person that requests it. Any such request should be made in writing to the attention of Robert Roush, Diversified Restaurant Holdings, Inc., 21751 W. Eleven Mile Road, Suite 208, Southfield, MI  48076.

CORPORATE GOVERNANCE

Attendance of Directors at Board Meetings and Annual Meeting of Stockholders

The Board of Directors met four (4) times in Fiscal 2008. Each director attended each meeting.  The Company does not have a policy requiring its directors to attend the Annual Meeting of Stockholders.

Board Committees

Our board of directors currently has an audit committee, a nominating committee, and a compensation committee.

Audit Committee

Our Audit Committee is solely responsible for appointing and reviewing fee arrangements with our independent accountants, and approving any non-audit services by our independent accountants. Our Audit Committee reviews and monitors our internal accounting procedures and reviews the scope and results of the annual audit and other services provided by our independent accountants. The Audit Committee is also responsible for overseeing our compliance with legal and regulatory requirements, including our disclosure controls and procedures. Our Audit Committee currently consists of Messrs. David G. Burke and Jay A. Dusenberry. Our Board has determined that each of the Members of the Audit Committee meets the criteria for independence under the statement provided by the NASDAQ stock market. The Board of Directors has not adopted a written charter for the Audit Committee. A copy of such charter is available at our offices: Diversified Restaurant Holdings, Inc., 21751 W. Eleven Mile Rd., Suite 208, Southfield, Michigan, 48076. We believe that each of the members of the Audit Committee is financially sophisticated and is able to read and understand our consolidated financial statements. The Audit Committee met three times during 2008 and both members attended each meeting. The Chairman of the Audit Committee was present at all meetings.  Our board of directors has determined that Mr. David G. Burke is an audit committee financial expert as defined in Item 401 of Regulation S-K.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors. The Company's independent auditors may be engaged to provide non-audit services only after the Audit Committee has first considered the proposed engagement and has determined in each instance that the proposed services are not prohibited by applicable regulations and the auditors' independence will not be materially impaired as a result of having provided these services. In making this determination, the Audit Committee takes into consideration whether a reasonable investor, knowing all relevant facts and circumstances would conclude that the Audit Committee exercise of objective and impartial judgment on all issues encompassed within the auditors' engagement would be materially impaired.

Nominating Committee

Our nominating committee makes recommendations to the board concerning nominations to the board, including nominations to fill a vacancy (including a vacancy created by an increase in the number of board members). The nominating committee will consider nominees for directors nominated by stockholders upon submission in writing to our corporate secretary of the names of such nominees in accordance with our bylaws. Our nominating committee currently consists of Messrs. T. Michael Ansley, David G. Burke, and Gregory J. Stevens.

Compensation Committee

Our compensation committee is primarily responsible for reviewing and approving the compensation and benefits of our executive officers; evaluating the performance and compensation of our executive officers in light of our corporate goals and objectives; and making recommendations to our board of directors regarding these matters.  Our compensation committee currently consists of Messrs. David Ligotti and Gregory J. Stevens. The Board of Directors has not adopted a written charter for the Compensation Committee. A copy of the Charter is available at the offices of Diversified Restaurant Holdings, 21751 W. Eleven Mile Rd., Suite 208, Southfield, Michigan, 48076.

Director Independence

As the Company is quoted on the OTCBB and not one of the national securities exchanges, it is not subject to any director independence requirements. However, Management believes that Messrs. Gregory J. Stevens, Jay Alan Dusenberry and David G. Burke qualify as independent directors pursuant to Rule 10A-3 promulgated under the Exchange Act. The other directors would not qualify as independent due to their affiliation with the Company and due to their receipt of certain fees or compensation from the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes compensation earned by or paid to our principal executive officer and our other executive officers for our last two completed fiscal years. No other executive officer received total annual salary and bonus of at least $100,000 during those periods.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
PEO
T. Michael Ansley	2007 2008	100,000 100,000	0 0	0 0	0 0	0 0	0 0	7,200 11,400	107,200 111,400
Jason T. Curtis	2007 2008	67,500 70,000	30,014 23,424	0 0	0 0	0 0	0 0	8,400 8,400	105,914 101,824

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
PEO
T. Michael Ansley	0	0	0	0	0	0	0	0	0
Jason T. Curtis	0	0	0	0	0	0	0	0	0

Employment and Consulting Agreements

We do not have any written employment agreements with any of our executive officers, nor do we maintain key man life insurance on any of our employees.

Directors and Compensation

The table below provides information regarding the compensation of our directors for our fiscal year ending December 31, 2008.

Name (a)	Fees Earned or Paid In Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
T. Michael Ansley	0	0	0	0	0	0	0
David Ligotti	0	0	0	0	0	0	0
Jay Alan Dusenberry	0	0	0	0	0	0	0
David Gregory Burke	0	0	0	0	0	0	0
Gregory J. Stevens	0	0	0	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership of our common stock as of December 31, 2008 of (i) each person known by us to beneficially own 5% or more of the shares of outstanding common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)

T. Michael Ansley 820 Cherokee Avenue Royal Oak, MI 48067	11,143,500	61.6%
Jason T. Curtis 8789 Heidi Drive Sterling Heights, MI 48310	900,000	4.9%
Steven A. Menker 37899 Maple Hill Harrison Twp., MI 48045	900,000	4.9%
Thomas D. Ansley(2) 5585 Old 70 Rd. Springfield, OH 45502	1,356,500	7.5%
All Officers and Directors As a Group (6 persons)	12,243,500	67.75%

(1)  Applicable percentage ownership is based on 18,070,000 shares outstanding as of December 31, 2008.

(2)  Thomas D. Ansley is the father of T. Michael Ansley, the President and Chairman of the Board of the Company.

__________________________

(a)

Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

(b)

Future Sales by Existing Shareholders

As of December 31, 2008, there are a total of 114 stockholders of record holding 18,070,000 shares of our common stock. 17,930,000 of our outstanding shares of common stock are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares can be publicly sold, subject to certain restrictions commencing six (6) months after the acquisition of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

       INDEPENDENCE

David Ligotti is a member of our Board of Directors and he is the owner and operator of Oakwood Business Services, Inc., a provider of accounting and consulting services. Oakwood Business Services, LLC provides accounting and business services to us under contract and we pay Oakwood $600 per month for such services. Oakwood has provided these services since our inception, and we believe that these charges are consistent with services provided in arms length transactions for such services.

In November, Mr. Gregory J. Stevens and Mr. David Ligotti each made a loan to the Company in the amount of $95,000. The loans bear interest at 5.26% per annum and are due and payable with accrued interest on November 1, 2009.

The Company leases one of its restaurants, Berkley Burgers, Inc., from TM Apple Company, LLC. TM Apple Company, LLC is owned 51% by T. Michael Ansley, President of the Company and Chairman of the Board of Directors, and 49% by Jason T. Curtis and Steve Menker. Mr. Curtis is the Chief Operating Officer of the Company. The lease commenced on January 13, 2008 and it runs for a term of five years, with renewals for 2 other five year terms. The rental rate under the lease is $6,306 per month and management believes this is comparable for rent of similar facilities in the Berkley, Michigan area, which are owned by non-affiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Rehmann Robson is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by Rehmann Robson for professional services rendered for the audits of our annual financial statements in connection with statutory and regulatory filings were $42,000 for the fiscal year ended December 31, 2008 and $39,030 for the fiscal year ended December 31, 2007.

Audit-Related Fees

The aggregate fees billed by Rehmann Robson for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $22,900 for the fiscal year ended December 31, 2008 and $24,600 for the fiscal year ended December 31, 2007.

Tax Fees

The aggregate fees billed by Rehmann Robson for professional services for tax compliance, tax advice and tax planning were $1,000 for the fiscal year ended December 31, 2008 and $500 for the fiscal year ended December 31, 2007.

All Other Fees

The aggregate fees billed by Rehmann Robson for other products and services were $0 for the fiscal year ended December 31, 2008 and $5,260 for the fiscal year ended December 31, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amended and Restated Certificate of Incorporation

*3.3	By-laws

*4.0	Stock Certificate

14	Code of Ethics

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

______________________________________

*

Filed as an exhibit to the Company's registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2009

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

         T. Michael Ansley

         President, Principal Executive Officer and Director

In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
/s/ T. Michael Ansley T. Michael Ansley President, Principal Executive Officer, Director and Chairman of the Board	Dated: March 30, 2009
/s/ Jason T. Curtis Jason T. Curtis Chief Operating Officer, Principal Financial Officers, Principal Accounting Officer	Dated: March 30, 2009
/s/ David Ligotti David Ligotti Director	Dated: March 30, 2009
/s/ Jay Alan Dusenberry Jay Alan Dusenberry Treasurer/Director	Dated: March 30, 2009
/s/ David G. Burke David Gregory Burke Secretary/Director	Dated: March 30, 2009
/s/ Gregory J. Stevens Gregory J. Stevens Director	Dated: March 30, 2009