Form 10-Q
period 2009-03-31
Diversified Restaurant Holdings, Inc.
filed 2009-05-15
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Jones & Haley, P.C.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,070,000 shares of $.0001 par value common stock outstanding as of May 15, 2009.

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 4

Consolidated Balance Sheets – March 31, 2009 (unaudited) and December 31, 2008 (audited) 4

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited) 5

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2009 (unaudited) 6

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited) 7

Notes to Interim Consolidated Financial Statements 8-27

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

28

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

33

Item 4.  Controls and Procedures

33

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

34

Item 1A.  Risk Factors

34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

34

Item 3.  Defaults Upon Senior Securities

34

Item 4.  Submission of Matters to a Vote of Security Holders

34

Item 5.  Other Information

34

Item 6.  Exhibits

35

Signatures

35

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
ASSETS	2009	2008
	Unaudited	Audited
Current assets
Cash and cash equivalents	$ 808,205	$ 133,865
Accounts receivable - related party	274,988	192,889
Inventory	148,631	157,882
Prepaid Insurance	31,628	52,440
Accounts receivable - other	46,636	192,000
Other assets	31,780	20,000
Total current assets	1,341,868	749,076
Property and equipment	7,498,825	7,817,254
Intangible Assets, net (Note 3)	405,502	406,982
Deferred income taxes	445,196	599,957
Total assets	$ 9,691,391	$ 9,573,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 1,550,816	$ 1,454,867
Accounts payable	422,685	660,353
Accrued liabilities	360,381	305,302
Accrued Rent	154,468	113,909
Deferred Rent	517,045	530,944
Total current liabilities	3,005,395	3,065,375
Other liabilities - interest rate swap	242,278	253,792
Long-term debt, less current portion (Notes 3 and 4)	5,127,552	5,025,227

Total liabilities	8,375,225	8,344,394

Commitments and contingencies (Notes 3, 4, 7, and 8)

Stockholders' equity (Note 5)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 18,070,000 issued and outstanding	1,807	1,807
Additional paid-in capital	1,766,977	1,758,899
Accumulated deficit	(452,618)	(531,831)

Total stockholders' equity	1,316,166	1,228,875

Total liabilities and stockholders' equity	$ 9,691,391	$ 9,573,269

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2009	2008
Revenue
Food and beverage sales	$ 4,135,010	$ 1,362,523
Management and advertising fees	456,529	485,862

Total revenue	4,591,539	1,848,385

Operating expenses
Compensation costs	1,359,207	699,746
Food and beverage costs	1,281,996	429,404
General and administrative	1,108,472	466,833
Occupancy	274,397	114,200
Depreciation and amortization	346,405	136,128

Total operating expenses	4,370,477	1,846,311

Operating profit	221,062	2,074

Interest expense	(111,307)	(29,918)
Other income, net	11,219	3,452

Income (loss) before income taxes	120,974	(24,392)

Income tax (provision) benefit	(41,761)	3,867

Net income (loss)	$ 79,213	$ (20,525)

Basic earnings (loss) per share - as reported	$ 0.004	$ (0.001)
Fully diluted earnings (loss) per share - as reported	$ 0.003	$ (0.001)

Weighted average number of common shares
outstanding (Note 1)
Basic	18,070,000	17,930,000
Diluted	29,020,000	17,930,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances - December 31, 2008	18,070,000	$ 1,807	$ 1,758,899	$ (531,831)	$ 1,228,875

Proceeds from the issuance of common stock				-

Share-based compensation (Note 6)		-	8,078	-	8,078

Net income		-	-	79,213	79,213

Balances - March 31, 2009	18,070,000	$ 1,807	$ 1,766,977	$ (452,618)	$ 1,316,166

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities
Net (loss) income	$ 79,213	$ (20,525)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities
Depreciation and amortization	346,405	136,128
Share-based compensation	8,078	8,077
Deferred income tax benefit	154,761	(16,503)
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	(82,099)	(13,358)
Accounts payable	(237,669)	41,445
Inventory	9,252	(24,963)
Prepaid Insurance	20,812	(3,210)
Accounts Receivable - Other	145,364	(27,106)
Intangible Assets		(41,901)
Other Assets	(11,780)	(40,206)
Accrued liabilities	43,565	116,535
Accrued Rent	40,558	22,801
Deferred Rent	(13,899)	89,407

Net cash provided by operating activities	502,561	226,621
Cash flows used in investing activities
Purchases of property and equipment	(26,496)	(1,052,853)
Cash from financing activities
Proceeds from issuance of notes payable - related party	4,375	203,100
Proceeds from issuance of long term debt	427,953	887,439
Repayment of notes payable - related party	(25,048)	-
Repayments of long-term debt	(209,005)	(60,721)
Net cash provided by financing activities	198,275	1,029,818
Net (decrease) increase in cash and cash equivalents	674,340	203,586
Cash and cash equivalents, beginning of year	133,865	275,728
Cash and cash equivalents, end of year	$ 808,205	$ 479,314

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

AMC was formed on March 28, 2007 and renders management and marketing services to Buffalo Wild Wings restaurants related to the Company through common ownership and management control, which are not required to be consolidated for financial reporting purposes.  Services rendered include marketing, restaurant operations, restaurant management consultation, the hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase the nine (9) affiliated restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc., all of which are 100% owned by WINGS.  Formed in 2008 were AMC Flint, Inc. and AMC Port Huron, Inc., also owned 100% by WINGS.  These WINGS' subsidiaries either currently or will each own and operate a Buffalo Wild Wings restaurant.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.  Restaurant operations at AMC Grand Blanc, Inc., commenced in the first quarter of 2008.  Restaurant operations at AMC Troy, Inc and AMC Petoskey, Inc commenced in the third quarter of 2008.  Restaurant operations at AMC Flint, Inc. commenced in the fourth quarter of 2008.  AMC Port Huron, Inc. is scheduled to begin operations in the second quarter of 2009.

The Company is economically dependent on retaining its franchise rights with Buffalo Wild Wings, Inc. Each of the franchise agreements have specific expiration dates through July 1, 2028.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  The Company is generally in compliance with the terms of these agreements at March 31, 2009.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Segment Reporting

The Company has determined that it does not have any separately reportable business segments at March 31, 2009 and December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company, at times throughout the year, may in the ordinary course of business maintain cash balances in excess of federally insured limits.  Management believes the Company has minor risk exposure on such deposits.

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

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at March 31, 2009 and December 31, 2008 relate principally to management and advertising fees charged to and intercompany transactions with the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 4).  Management does not believe any allowances for doubtful accounts are necessary at March 31, 2009 or December 31, 2008.

Accounting for Gift Cards

The Company records the actual dollar amount of gift card liabilities at period end.  The liability is included in the Accrued Liabilities line on the consolidated balance sheets.  As

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

of March 31, 2009, the Company's gift card liability was approximately $35,053 compared to approximately $68,456 at December 31, 2008.  Florida law prohibits gift card expiration dates, expiration periods and any post-sale charges or fees.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five (5) years after the date of gift card purchase by consumer.  At this time, there is no breakage for the Company to record.

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

Franchise fees

15 years

Trademarks

15 years

Loan fees

2 to 7 years (loan term)

Liquor licenses are deemed to have an indefinite life.  Management annually reviews these assets to determine whether carrying values have been impaired.  During the period ended March 31, 2009, no impairments relating to intangible assets with finite or infinite lives were recognized.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risks

Approximately 10% and 26% of the Company's revenues during the period ended March 31, 2009 and 2008, respectively, are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 4).  Approximately 82% and 39% of food and beverage sales came from restaurants located in Michigan during the periods ended March 31, 2009 and 2008, respectively.

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

The Company records the fair value of their interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps.  The terms of the agreements match those of the underlying debt and therefore are classified as non-current.  Fair value adjustments are recorded each period in other income or other expense on the statement of operations.  The notional value of interest rate swap agreements in place at March 31, 2009 was approximately $2,800,000.  The expiration dates of these agreements are consistent with debt instruments as described in Note 5.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

2.

PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

   March 31    December 31

2009

                  2008

Equipment

$  2,623,724

$

2,613,488

Furniture and fixtures

773,269

767,979

Leasehold improvements

5,401,301

5,401,301

Restaurant construction-in-progress

38,381

27,410

Total

8,836,675

8,810,178

Less accumulated depreciation

1,337,850

992,924

Property and equipment, net

$

7,498,825

$

7,817,254

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.

INTANGIBLES

Intangible assets are comprised of the following:

	March 31 2009	December 31 2008

Amortized Intangibles
Franchise Fees	$131,250	$131,250
Trademark	2,500	2,500
Loan Fees	15,691	15,691
Total	149,441	149,441
Less accumulated amortization	7,089	5,609

Amortized Intangibles, net	142,352	143,832

Unamortized Intangibles

Liquor Licenses	263,150	263,150

Total Intangibles, net	$405,502	$406,982

Amortization expense for the three months ended March 31, 2009 and 2008 was $1,480 and $1,462, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal 2009, 2010, 2011, 2012 and 2013 is projected to total approximately $5,800 per year.

4.

RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during the three months ended March 31, 2009 and 2008 were $21,040 and $13,440, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership and management control.  Fees earned during the three months ended March 31, 2009 and 2008 totaled $456,529 and $485,862, respectively.  Accounts receivable arising from such billed fees were $161,988 and $140,034 at March 31, 2009 and December 31, 2008, respectively.  Accounts receivable from related parties also includes amounts due from properties under common ownership and control that are included in the Company's Michigan Business Tax filing, representing tax benefits realized by these related parties from offsetting state income tax that would be due on an individual basis with tax losses from the Company (see Note 7).  This amounts to $113,000 as of March 31, 2009.  The remainder of accounts receivable, related parties, at March 31, 2009 consists of amounts due to DRH from managed restaurants for other fees paid on their behalf.

The Company is a guarantor of debt of nine entities related through common ownership and management control.  Under the terms of the guarantees, the Company's maximum

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees.  The event or circumstance that would require the Company to perform under the guarantee is an "event of default".  An "event of default" is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of March 31, 2009, the carrying amount of the underlying debt obligations of the related entities was, in aggregate, approximately $3,484,000 and the Company's guarantee extends for the full term of the debt agreements, the last of which expires in 2019.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.  At March 31, 2009, payments on the debt obligations were current.

Long term debt (Note 5) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH's stockholders.  The notes bear interest at a rate of 3.2% per annum and are expected to be repaid over a two-year period commencing January 2009 in monthly installments of approximately $4,444 each.

Long term debt (Note 5) also includes two notes in the amount of $95,000 each and one note in the amount of $142,500, to three of DRH's stockholders.  The notes bear interest at 5.26% and are due, along with accumulated interest, on November 1, 2009.  At maturity, the note holders, at their option, may elect to use all or part of the principal and interest due, at that time, to exercise the private placement warrants previously issued to them in November 2006 (Note 6).

See financial statement Note 8 for related party lease transactions.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.

LONG TERM DEBT

Long-term debt consists of the following obligations:

	March 31 2008	December 31 2008
Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month London InterBank Offered Rate ("LIBOR") plus 2.5% (effective annual rate of approximately 3.0% at March 31, 2009).	$335,679	$349,915

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	711,139	735,829

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 3.0% at March 31, 2009).	331,051	345,445

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in September 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	734,110	757,153

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,900 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	403,555	417,051

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in September 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	926,492	955,417

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.75% (effective annual rate of approximately 3.25% at March 31, 2009).	468,409	476,348

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Northport, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 8.15%. The note matures in November 2014.	673,544	696,707

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 7.67%. The note matures in November 2014.	681,093	704,449

Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $7,669. Interest is charged at a fixed annual rate of approximately 7.50%. The note matures in December 2015.	486,282	500,000

Obligation under capital lease (see note 9)	405,907	-

Notes payable – related parties (see note 4)	521,107	541,780

Total long-term debt	$6,678,368	$6,480,094

Less current portion	1,550,816	1,454,867

Long-term debt, net of current portion	$5,127,552	$5,025,227

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2008 and thereafter are summarized as follows:

Year

Amount

2009	$1,550,816
2010	$1,323,477
2011	947,555
2012	992,521
2013	938,108
Thereafter	925,891

Total	$6,678,368

Interest expense was $111,307 and $29,918 (including related party interest expense of $5,959 in 2009 and $1,600 in 2008 – see Note 4) in the three months ended March 31, 2009 and 2008, respectively.

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

6.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007 DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest ratably over a three year period and expire nine years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  Stock option expense of $8,078 and $8,077, as determined using the Black-Scholes model, was recognized during the three months ended March 31, 2009 and 2008, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested as of March 31, 2009.  The fair value of unvested shares, as determined using the Black-Scholes model, is $43,139 as of March 31, 2009.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS No. 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2009, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of March 31, 2009.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of March 31, 2009.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors' resolution prior to issuance of any series of preferred stock.

7.

INCOME TAXES

The benefit (provision) for income taxes consists of the following components for the three months ended March 31, 2009 and 2008:

	March 31 2009	March 31 2008
Federal
Current	$ -	$ (12,636)
Deferred	(33,650)	17,806

State
Current	$ -	$ -
Deferred	(8,111)	(1,303)

Income Tax Benefit	$(41,761)	$3,867

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	March 31 2009	December 31 2008
Income tax (provision) benefit at federal statutory rate	$(47,104)	$291,114
State income tax (provision) benefit	(8,111)	158,938
Permanent differences	(12,546)	(20,967)
Tax credits	26,000	59,920
Other	-	31,772
Income tax benefit (provision)	$(41,761)	$520,777

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company expects the deferred tax assets to be fully realizable within the next several years. Significant components of the Company's deferred income tax liabilities and assets are summarized as follows:

	March 31 2009	December 31 2008
Deferred tax assets:
Net operating loss carry forwards	$922,940	$1,028,689
Deferred rent expense	41,791	38,699
Start-up costs	77,628	77,292
Tax credit carry-forwards	95,260	69,260
Swap loss recognized for book	82,374	86,289
Other – including state deferred tax assets	124,467	270,244
Total deferred tax assets	1,344,510	1,570,473
Deferred tax liabilities:
Other – including state deferred tax assets	57,864	87,188
Tax depreciation in excess of book	841,450	883,328
Total deferred tax liabilities:	899,314	970,516
Net deferred income tax assets	$445,196	$599,957

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before their 20 year expiration.  This belief is based upon the Company's option to purchase the nine affiliated restaurants currently managed by DRH.  Net operating loss carryforwards of $3,025,555 and $149,222 will expire in 2028 and 2027, respectively. General business tax credits of $58,116 and $11,144 will expire in 2028 and 2027, respectively.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109.  There was no impact on the Company's consolidated financial statements upon adoption.

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of March 31, 2009.

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

The Company renegotiated its lease for AMC Northport, Inc.  Effective March 1, 2009, the base rent is approximately $6,129, reduced from approximately $12,267, through February, 2011.  For consideration of the above rent modification, Diversified Restaurant Holdings, Inc. agrees to

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

guarantee the rent for a period of five years beginning March 1, 2009.  The lease contains two (2) five year options to extend.

The Company renegotiated its lease for AMC Riverview, Inc. Effective April 1, 2009, the base rent has been reduced to approximately $9,600 from approximately $12,800 through March 2010.  The lease contains two (2) five year options to extend.

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

AMC Troy, Inc. and Ann Arbor Burgers, Inc. lease payments commenced in August 2008.  Both leases have ten year terms expiring in 2018 and monthly payments of approximately $13,750 and $6,890, respectively.  Each lease contains two (2) five year options to extend.

AMC Petoskey, Inc.'s lease commenced in August 2008 under a 10 year term expiring in 2018.  Monthly lease payments of approximately $9,000 begin in February 2009.  This lease contains two (2) five year options to extend.

AMC Flint, Inc.'s lease commenced in December 2008 under a 10 year term expiring in 2018.  The lease requires monthly payments of approximately $4,800.  This lease contains three (3) five year options to extend.

Total rent expense was $231,890 and $102,688 for the three months ended March 31, 2009 and 2008, respectively.  Of these amounts, $20,872 and $13,915 for the three months ended March 31, 2009 and 2008, respectively, were paid to a related party.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 31, 2009 are summarized as follows:

Year

     Amount

2009

$

976,054

2010

942,754

2011

928,259

2012

928,259

2013

928,259

Thereafter

4,549,385

Total

$

9,252,970

The Company has signed a lease agreement for restaurant space for AMC Port Huron, Inc.  The agreement does not commence until 180 days after possession is transferred or

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the restaurant opens for business, whichever is earlier, and expires ten years from that date.  The lease contains three (3) five year options to extend.  After occupancy the agreement requires aggregate monthly payments of approximately $6,500 a month.  Occupancy has not occurred as of March 31, 2009, and related future payments are not included in the above table.

9.

CAPITAL LEASE

In January 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Flint location.  The lease requires 48 monthly payments of approximately $10,854, including applicable taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease.  This transaction will be reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $427,953 and depreciated as purchased furniture and equipment, and the lease obligation will be included in long term debt at its present value.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

Year

    Amount

2009

   $130,248

2010

     130,248

2011

     130,248

2012

     130,248

Total Minimum Lease Payments

     520,992

Less amount representing interest

       93,039

Present value of minimum lease payments

   $427,953

10.

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

The Company was assigned from a related entity an "Area Development Agreement" with Buffalo Wild Wings, Inc. to open 23 Buffalo Wild Wings restaurants within their designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended adding 9 additional restaurants and

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant and loss of rights to development territory.  As of March 31, 2009 nine of these restaurants had been opened for business, six of which are Company owned.

The Company is required to pay Buffalo Wild Wings, Inc. royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $183,860 and $53,061 in royalty expense in the three months ended March 31, 2009 and 2008 respectively.  Advertising fund contribution expenses were $113,971 and $28,744 in the three months ended March 31, 2009 and 2008 respectively.

The Company is required, by virtue of its various Buffalo Wild Wings, Inc. franchise agreements, to modernize the restaurants during the term of the agreement.  The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that Buffalo Wild Wings, Inc. has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurant's needs.

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

11.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest amounted to $111,307 and $29,918 during the three months ended March 31, 2009 and 2008, respectively.

12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2009 and December 31, 2008, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short term debt approximate their carrying value, due to their short-term nature. Also, the fair value of Notes Payable – Related Parties approximates the carrying value due to their short term maturities.  As of March 31, 2009, our total debt, less related party debt, was approximately $6.2 million and had a fair value of approximately $5.4 million due to the changing credit markets. As of December 31, 2008, our total debt was approximately $5.9 million and had a fair value of approximately $5.2 million.  The Company estimates the fair value of its fixed-rate

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

debt using discounted cash flow analysis based on the Company's incremental borrowing rate.

There was no impact for adoption of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to the consolidated financial statements as of March 31, 2009. SFAS No. 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

Interest rate swaps held by the Company for risk management purposes are not actively traded.  The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk.  The interest rate swaps discussed in Notes 1 and 5 fall into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swaps as of March 31, 2009 was a liability of $242,278, which is recorded in other liabilities on the consolidated balance sheet.  The fair value of the interest rate swaps at December 31, 2008 was $253,792.  Unrealized losses associated with interest rate swap positions in existence at March 31, 2009 which are reflected in the statement of operations for the three months ended March 31, 2009 were $11,514 and are included in other expenses.

13.

SUBSEQUENT EVENTS

Subsequent to March 31, 2009, AMC Group, Inc., a wholly owned subsidiary of DRH, became a guarantor to an operating lease at one of our Affiliated restaurants.  The guarantee began April 1, 2009 and continues for four years.  The amount guaranteed is $115,733 in year 1, $136,533 in year 2 and $147,200 in years 3 and 4.

Subsequent to March 31, 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Port Huron location.  The lease requires 48 monthly payments of approximately $10,778, with an option to purchase the assets under lease for $100 at the conclusion of the lease.  This transaction will be reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $430,877 and depreciated as purchased furniture and equipment, and the lease obligation will be included in long term debt at its present value.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Year

 Amount

2009

$  86,245

2010

  129,337

2011

  129,337

2012

  129,337

2013

    43,094

Total Minimum Lease Payments

  517,350

Less amount representing interest

    86,473

Present value of minimum lease payments

$430,877

Subsequent to March 31, 2009, The Company’s Board of Directors authorized management to begin due diligence on exercising the option to purchase the nine (9) affiliated Buffalo Wild Wings restaurants

* * * * *

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results from Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2009 and our expected store openings.  Such statements are forward-looking and involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-Q under the heading "Risk Factors and Cautionary Statement for Forward-Looking Statements".

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

The Company believes the following accounting policies represent critical accounting policies.  Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  We discuss our significant accounting policies in Note 1 to the Company's consolidated financial statements, including those that do not require management to make difficult, subjective or complex judgments or estimates.

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

We perform an asset impairment analysis on an annual basis of property and equipment related to our restaurant locations. We also perform these tests when we experience a "triggering" event such as a major change in a location's operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment.  Our analysis indicated that we did not need to record any impairment charges during the three months ended March 31, 2009 and thus none were recorded.  If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.

Deferred Tax Asset

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At March 31, 2009, we had no valuation allowance as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is based upon the Company's option to purchase the nine affiliated restaurants currently managed by DRH. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

Liquidity

Our current consolidated cash flow from operations for the three months ending March 31, 2009 is $502,561. New restaurants will be (or were) funded (or partially funded) by debt financing, which we expect to be provided by our existing lenders or another lending institution. These new restaurants include:

•

Flint, Michigan – Buffalo Wild Wings – opened to the public on December 21, 2008.  The cost of construction and equipment was approximately $1,110,000.  In January, 2009, the Company entered into an agreement with QuickLease, Powered by CoActiv (QuickLease) to sell and immediately lease back various equipment and furniture costing $405,566.  The balance of the construction and equipment costs was funded through cash from operations and loans from Directors (see below).

•

Port Huron, Michigan – BuffaloWildWings – expected to open in the 2nd quarter of 2009.  The estimated cost of construction and equipment is $1,200,000 and will be partially funded by an equipment lease with QuickLease covering approximately $430,000 of estimated cost.  The remaining balance will be funded through cash from operations.

Management believes that consumer awareness of the Buffalo Wild Wings brand nationally is increasing due to higher advertising spending and better market penetration by the franchisor. Management also believes this will improve our ability to borrow the funds necessary to add additional restaurants. However, the current state of the American economy is creating stagnant or slightly declining same store sales and a severe tightening of the credit markets. The ability to obtain adequate financing for our growth model is questionable. Management will likely proceed with one or two new restaurants in 2009 as opposed to previous plans for five to six new restaurants. Emphasis on prime locations is now more critical than ever in an effort to create stronger store openings and earlier positive cash flow.

Off Balance Sheet Arrangements

An off balance sheet arrangement exists between TMA Enterprises of Novi, Inc., which is a Buffalo Wild Wings unit managed by AMC Group, Inc., and AMC Group, Inc., one of our wholly owned subsidiaries. On April 5, 2007 TMA Enterprise of Novi, Inc. entered into a loan for $719,950. That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant. The principal outstanding at March 31, 2009 is $569,199. AMC Group, Inc. is a guarantor of this debt.

An off balance sheet arrangement exists between TMA Enterprises of Ferndale, LLC, which is a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. (the last four being wholly owned subsidiaries of DRH). On August 10, 2007 TMA Enterprises of Ferndale, LLC entered into a loan for $720,404. That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations. The outstanding principal as of March 31, 2009 is $588,718. Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.

An off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Wings, Inc., AMC Group, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc. and AMC Petoskey, Inc. (the last five being wholly owned subsidiaries of DRH). On February 12, 2008 Flyer Enterprises, Inc. entered into a loan for $223,622. The loan was used to refinance existing debt. The principal outstanding at March 31, 2009 is $184,795. Diversified Restaurant Holdings, Inc., AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.

An off balance sheet arrangement was created in March of 2009 between Anker, Inc., Bearcat Enterprises, Inc., MCA Enterprises, Inc., Buckeye Group, LLC, Buckeye Group II, LLC (all Buffalo Wild Wings units managed by AMC Group, Inc.) and Ansley Group, LLC (related party landlord of affiliated restaurant) and  AMC Group, Inc. a wholly owned subsidiary of DRH. On March 27, 2009, the Company agreed to its subsidiary, AMC Group, Inc., becoming a guarantor for the related parties mentioned above in exchange for covenant waivers for AMC North Port, Inc. and AMC Riverview, Inc. (wholly owned subsidiaries).  The approximate aggregate principal outstanding for the six entities was $2,141,000 as of December 31, 2008.

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

As of March 31, 2009, nine of these restaurants had been opened for business. Three of the restaurants opened under this agreement are affiliated and six are Company owned. The other six affiliated restaurants were opened prior to the Area Development Agreement.

Exercise of Options to Purchase

We have an option to purchase the restaurants we currently manage on the second anniversary of the completion of the Initial Public Offering. That date is August 1, 2010.

We intend to exercise those options and acquire each restaurant, although there is no assurance this will occur. We expect to acquire these restaurants by using cash reserves, if available, additional debt instruments or issuance of additional capital stock. We could use a combination of these methods, extend the options or opt not to exercise the options. Additional debt could impede our financial performance if the acquired restaurants under perform. Also, if we issue additional stock to acquire the restaurants this will dilute the ownership of the Company's current shareholders stock and potentially have a negative impact on the Company's stock price.

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

OPERATING AND FINANCIAL REVIEW

For the three months ended March 31, 2009, revenue was generated by the collection of management and marketing fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the operations of six (6) Buffalo Wild Wings restaurants and two (2) Bagger Dave's Legendary Burgers and Fries restaurant.  For the three months ended March 31, 2008, revenue was generated from management and marketing fees charged to nine (9) affiliated Buffalo Wild Wings restaurants and from the operations of three (3) Buffalo Wild Wings restaurants and one (1) Bagger Dave's restaurant.

Three Months ended March 31, 2009 compared to Three Months ended March 31, 2008

REVENUE – Total revenue increased $2,743,154 or 148% during the first 3 months of 2009 to $4,591,539 from $1,848,385 during the same period of 2008.  This improvement is a result of the inclusion of sales from 4 Company owned restaurants now open that were not in existence in the first quarter of 2008 (Troy, MI; Petoskey, MI; Flint, MI BWW's and Ann Arbor, MI Bagger Dave's) and the Grand Blanc, MI BWW was only open 14 days in the first three months of 2008.

COST OF SALES – Cost of goods sold (food and beverage) increased from $429,404 in the three months ended March 31, 2008 to $1,281,996 for the three months ended March 31, 2009.  This represents an increase of $852,592 or 199%.  This reflects the effects of an additional 4 restaurants operating in the three months ended March 31, 2009 versus the same period in 2008.

PAYROLL COSTS – Our payroll costs increased $699,746 or 94% to $1,359,207 from $699,746 for the three months ended March 31, 2009 and 2008 respectively, primarily because of the additional payroll from the fore mentioned four new Company owned restaurants.

OPERATING EXPENSES – Total operating expenses rose $2,524,166 or 137% to $4,370,477 from $1,846,311.  This increase is a result of additional operating expenses principally from the four Company owned restaurants that were not open in the first three months of 2008.

OPERATING PROFITS – Operating profit for the three months ended March 31, 2009 was $221,062 compared to $2,074 for the three months ended March 31, 2008.  This is an increase of $218,988 or 10,559%.  This increase was due to the strong performance of the Buffalo Wild Wings locations in Flint, Grand Blanc and Troy posting over $400,000 combined operating profit.

INTEREST EXPENSE – Interest expense increased $81,389 or 272% to $111,307 for the three months ended March 31, 2009 from $29,918 for the three months ended March 31, 2008.  The increase reflects the cost of additional financing obtained to develop four additional restaurants.

OTHER INCOME – Other income increased $7,767 or 225% to $11,219 from $3,452 for the three months ended March 31, 2009 and 2008 respectively.  This increase is due to a favorable adjustment to the swap valuation partially offset by stock option expense.

INCOME BEFORE TAXES – Our income before taxes increased by $145,366 to $120,974 from $(24,392) due to the factors mentioned previously.

INCOME TAXES – Income tax expense of $41,761 for the three months ended March 31, 2009 is compared to income tax relief of $3,867 for the same period in 2008.  This increase in expense reflects the recognition of an increased Michigan Business Tax liability.

NET INCOME – Our net income increased $99,738 to $79,213 from $(20,525) for the three months ended March 31, 2009 and 2008 respectively. The increase is largely a result of adding the revenues and expenses from four new restaurants that were not open in 2008 and the efficiencies gained at the more seasoned restaurants.

Buffalo Wild Wings Florida Impact

Our Florida Buffalo Wild Wings units continue to under-perform these two units lost a combined ($137,012) during the 1st Quarter of 2009.  As discussed previously in our 2008 10-K filing, we are challenged with a poor economy, a highly competitive Florida restaurant market, a lower yield on chicken wings per pound, marginal real estate, higher liability insurance, higher property insurance rates, higher minimum wage rates for tipped employees, higher utility rates and sales tax imposed on gross rent.  We look for this market to be challenging for all of 2009.

On a positive note, our Florida restaurants posted positive same store sales in April.  This is significant as this is our first positive sales month this year.  We also reduced our commercial insurance rates and have reduced our combined monthly gross rent by approximately $10,000 for the next year and approximately $6,000 for the following year.  These events should lesson our loss in Florida moving forward.

Again, we still feel our Agreement with Buffalo Wild Wings, Inc. to build 10 additional units in Florida is viable, but future development will concentrate on smaller units in young professional and college oriented areas of Florida with higher population densities.  We hope to take advantage of the declining commercial real estate market to negotiate more aggressive lease rates as well as benefit from Buffalo Wild Wings, Inc.'s continued strategy of increasing brand awareness across the country.

Buffalo Wild Wings Michigan Impact

Our Michigan Buffalo Wild Wings operations continue to produce higher average weekly sales than the Buffalo Wild Wings system weekly average.  During the first quarter of 2009, we did see negative sales trends which we believe to be related to the very difficult economy in the Metro Detroit, MI market.  At the end of March, Michigan's unemployment rate reached 12.6%.  We expect this to worsen in the months to come with Chrysler's bankruptcy filing and General Motor's potential bankruptcy filing.  These events will have a significant negative impact on the supplier network that is highly concentrated in Metro Detroit and the entire Midwest.  We have no idea what the true impact will be to our business moving forward, but we plan to reduce our overhead, while continuing to focus on a positive guest experience and promoting the value of Buffalo Wild Wings.

We also plan to open the Port Huron, MI Buffalo Wild Wings restaurant to the public on June 7, 2009.  This will likely be the only Buffalo Wild Wings unit that we will open in 2009.  Despite Michigan's economy, we have high expectations for this unit because of Buffalo Wild Wings popularity in Michigan and the unit level economics that we have experienced with all of our Michigan restaurants in the past.

Bagger Dave’s Impact

We continue to see tremendous progress with our Bagger Dave's Legendary Burger & Fries concept.  We have seen sales continue to improve and have reduced our Cost of Sales by about 400 basis points.  We have also seen a reduction in hourly labor cost.  We expect these improvements to continue as we refine the concept moving forward.  We introduced a new menu design in early April, which emphasizes our signature items that are exclusive to Bagger Dave's as well as our most profitable items.  This is just one example of how we continue to improve the concept, as we endlessly pursue perfection.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Quarterly Report on form 10-Q" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

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

Item 3.

Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

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

Item 1A.

Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1A of the Company's Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 2009.

Item 2.

Unregistered sales of Equity Securities and Use of Proceeds.

The Company filed a registration statement on Form S-1 in connection with the sale of 140,000 shares of common stock at a price of $5.25 per share, with an aggregate offering price of $735,000. The registration statement was granted effective status on March 17, 2008. (SEC file number 333-145316).  The offering was conducted by the executive officers of the Company, and it was completed on August 1, 2008 through the sale of all 140,000 shares, with an aggregate offering price of $735,000. No payments were made in connection with the sale of the shares and no payments were made to any underwriter for discounts, commissions or expenses. Fees in the amount of $2,500 were paid to Charter One Bank for its services as escrow agent in connection with the offering. Proceeds in the amount of $732,500 were delivered to the Company and as of the date of this report, all the proceeds of the offering have been applied as follows:

Leasehold improvements and equipment

$416,308

Design and architecture fees (Flint and Port Huron)

    45,856

Accounting and legal fees

    85,584

Working capital influx

  124,000

Insurance (D & O)

    33,000

Opening Expenses

    18,000

Stock issuance and trading fees

      6,444

Miscellaneous

      5,808

$735,000

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

Dated:  May 15, 2009

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

T. Michael Ansley

President, Principal Executive Officer and Director

By:  /s/ Jason T. Curtis

Jason T. Curtis

Chief Operating Officer, Principal Financial Officer