Form 10-Q
period 2009-06-30
Diversified Restaurant Holdings, Inc.
filed 2009-08-14
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,070,000 shares of $.0001 par value common stock outstanding as of August 14, 2009.

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

INTERIM FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

      Page

Item 1. Financial Statements 4

Consolidated Balance Sheets – June 30, 2009 (unaudited) and December 31, 2008 4

Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (unaudited) 5

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited) 6

Notes to Interim Consolidated Financial Statements 7-23

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

24

Item 3.  Quantatitive and Qualitative Disclosure About Market Risks

29

Item 4T.  Controls and Procedures

29

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

30

Item 1A.  Risk Factors

30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.  Defaults Upon Senior Securities

30

Item 4.  Submission of Matters to a Vote of Security Holders

30

Item 5.  Other Information

30

Item 6.  Exhibits

31

Signatures

31

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
ASSETS	2009	2008
	Unaudited	Audited
Current assets
Cash and cash equivalents	$ 424,112	$ 133,865
Accounts receivable - related party	231,062	192,889
Inventory	158,336	157,882
Prepaid insurance	55,127	52,440
Accounts receivable - other	58,167	192,000
Other assets	31,780	20,000
Total current assets	958,584	749,076
Property and equipment	8,244,715	7,817,254
Intangible assets, net (Note 3)	405,178	406,982
Deferred income taxes	412,961	599,957

Total assets	$ 10,021,438	$ 9,573,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$ 1,629,200	$ 1,454,867
Accounts payable	610,965	660,353
Accrued liabilities	382,545	305,302
Accrued rent	173,209	113,909
Deferred rent	503,477	530,944

Total current liabilities	3,299,396	3,065,375

Other liabilities - interest rate swap	175,449	253,792
Long-term debt, less current portion (Notes 3 and 4)	5,152,026	5,025,227

Total liabilities	8,626,871	8,344,394

Commitments and contingencies (Notes 3, 4, 7, and 8)

Stockholders' equity (Note 5)
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 18,070,000 shares issued and outstanding	1,807	1,807
Additional paid-in capital	1,775,056	1,758,899
Accumulated deficit	(382,296)	(531,831)

Total stockholders' equity	1,394,567	1,228,875

Total liabilities and stockholders' equity	$ 10,021,438	$ 9,573,269

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

		Three Months Ended June 30			Six Months Ended June 30
	2009		2008	2009		2008
Revenue
Food and beverage sales	$ 4,305,776		$ 1,988,303	$8,440,786		$ 3,350,826
Management and advertising fees	441,276		463,909	897,805		949,771

Total revenue	4,747,052		2,452,212	9,338,591		4,300,597

Operating expenses
Compensation costs	1,491,686		838,695	2,850,893		1,538,441
Food and beverage costs	1,348,406		597,415	2,630,402		1,026,819
General and administrative	1,150,435		659,789	2,258,907		1,126,622
Occupancy	275,805		164,601	550,202		278,801
Depreciation and amortization	358,439		154,360	704,844		290,488

Total operating expenses	4,624,771		2,414,860	8,995,248		4,261,171

Income from operations	122,281		37,352	343,343		39,426

Interest expense	(104,585)		(54,540)	(215,892)		(84,458)
Other income (expense), net	79,295		(4,260)	90,514		(808)

Income (loss) before income taxes	96,991		(21,448)	217,965		(45,840)

Income tax (provision) benefit	(26,668)		10,845	(68,429)		14,712

Net income (loss)	$ 70,323		$ (10,603)	$ 149,536		$ (31,128)

Basic earnings (loss) per share - as reported	$ 0.004		$ (0.001)	$ 0.008		$ (0.002)
Fully diluted earnings (loss) per share - as reported	$ 0.002		$ (0.001)	$ 0.005		$ (0.002)

Weighted average number of shares
outstanding (Note 1)
Basic	18,070,000		17,930,000	18,070,000		17,930,000
Diluted	29,020,000		28,880,000	29,020,000		28,880,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities
Net income (loss)	$ 149,536	$ (31,128)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities
Depreciation and amortization	704,844	290,488
Share-based compensation	16,156	16,156
Deferred income tax benefit	186,996	(16,205)
Changes in operating assets and liabilities that
provided (used) cash
Accounts receivable - related party	(91,028)	16,454
Accounts payable	(49,388)	(132,465)
Inventory	(454)	(20,507)
Prepaid insurance	(2,687)	2,299
Accounts receivable - other	172,728	65,239
Intangible assets	(1,210)	(159,770)
Other assets	(78,341)	(12,000)
Accrued liabilities	77,240	38,870
Accrued rent	59,299	29,773
Deferred rent	(27,467)	83,966

Net cash provided by operating activities	1,116,224	171,170
Cash flows used in investing activities
Purchases of property and equipment	(1,127,110)	(1,904,416)
Cash from financing activities
Proceeds from issuance of notes payable - related party	8,750	206,000
Proceeds from issuance of long term debt	858,779	3,117,296
Repayment of notes payable - related party	(50,370)	-
Repayments of long-term debt	(516,026)	(141,934)
Net cash provided by financing activities	301,133	3,181,362

Net increase in cash and cash equivalents	290,247	1,448,116

Cash and cash equivalents, beginning of year	133,865	275,728

Cash and cash equivalents, end of year	$ 424,112	$ 1,723,844

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

WINGS was formed on March 12, 2007 to own future Buffalo Wild Wings restaurants developed by the Company, and holds an option to purchase the nine (9) affiliated restaurants managed by AMC.  Also formed during 2007 were AMC Northport, Inc., AMC Riverview, Inc., AMC Grand Blanc, Inc., AMC Petoskey, Inc., and AMC Troy, Inc. all of which are 100% owned by WINGS.  Formed in 2008 were AMC Flint, Inc. and AMC Port Huron, Inc., also owned 100% by WINGS.  These WINGS’ subsidiaries currently own and operate Buffalo Wild Wings restaurants.  Restaurant operations at AMC Northport, Inc. and AMC Riverview, Inc. commenced during 2007.  Restaurant operations at AMC Grand Blanc, Inc. commenced in the first quarter of 2008.  Restaurant operations at AMC Troy, Inc. and AMC Petoskey, Inc. commenced in the third quarter of 2008.  Restaurant operations at AMC Flint, Inc. commenced in the fourth quarter of 2008.  AMC Port Huron, Inc. began restaurant operations in the second quarter of 2009.

The Company is economically dependent on retaining its franchise rights with Buffalo Wild Wings, Inc. Each of the franchise agreements have specific expiration dates through July 1, 2028.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  The Company is in compliance with the terms of these agreements at June 30, 2009.

BURGERS was also formed on March 12, 2007 and owns Bagger Dave's restaurants, a new concept developed by the Company.  The first Bagger Dave's restaurant, which opened in January 2008 in Berkley, Michigan, is owned by Berkley Burgers, Inc. which, in turn, is 100% owned by BURGERS.  Also formed during 2007 was Ann Arbor Burgers, Inc. (wholly owned by BURGERS), which owns and operates a Bagger Dave's restaurant that opened in the third quarter of 2008 in Ann Arbor, MI.  Troy Burgers, Inc., also owned 100% by BURGERS, was formed in 2008.

DRH is incorporated in the state of Nevada; all other entities are incorporated in the state of Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and BURGERS.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company has determined that it does not have any separately reportable business segments at June 30, 2009 and December 31, 2008.

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

Accounts Receivable – Related Party

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  The balances at June 30, 2009 and December 31, 2008 relate principally to management and advertising fees charged to and intercompany transactions with the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 4).  Management does not believe any allowances for doubtful accounts are necessary at June 30, 2009 or December 31, 2008.

Accounting for Gift Cards

The Company records the actual dollar amount of gift card liabilities at period end.  The liability is included in accrued liabilities in the consolidated balance sheets.  As of June 30, 2009, the Company's gift card liability was approximately $42,255, compared to approximately $68,456 at December 31, 2008.  Florida law prohibits gift card expiration dates, expiration periods and any post-sale charges or fees.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five (5) years after the date of gift card purchase by consumer.  At this time, there is no breakage for the Company to record.

Lease Accounting

Certain operating leases provide for minimum annual payments that increase over the life of the lease.  The aggregate minimum annual payments are expensed on a straight-line basis beginning when we take possession of the property and extending over the term of the related lease.  The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.  The Company also accounts, in its straight-line computation, for the effect of any “rental holidays” or “tenant incentives”.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Franchise fees

15 years

Trademarks

15 years

Loan fees

2 to 7 years (loan term)

Liquor licenses are deemed to have an indefinite life.  Management annually reviews these assets to determine whether carrying values have been impaired.  During the period ended June 30, 2009, no impairments relating to intangible assets with finite or infinite lives were recognized.

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

Advertising

Advertising expenses are recognized in the period in which they are incurred.  Advertising expense was $110,836 for the three months ended June 30, 2009 and was $99,316 for the three months ended June 30, 2008.  Advertising expense was $260,400 for the six months ended June 30, 2009 and was $161,638 for the six months ended June 30, 2008.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration Risks

Approximately 10% and 22% of the Company's revenues during the six month period ended June 30, 2009 and 2008, respectively, are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 4).  Approximately 82% and 53% of food and beverage sales came from restaurants located in Michigan during the six month period ended June 30, 2009 and 2008, respectively.

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

The Company records the fair value of their interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps.  The terms of the agreements match those of the underlying debt and therefore are classified as non-current.  Fair value adjustments are recorded each period in other income or other expense on the statement of operations.  The notional value of interest rate swap agreements in place at June 30, 2009 was approximately $2,683,000.  The expiration dates of these agreements are consistent with debt instruments as described in Note 5.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  SFAS No. 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.  The Company is currently evaluating the requirements of SFAS No. 141(R) and cannot determine the impact future acquisitions may have on its consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The adoption of SFAS 165, effective June 30, 2009, did not impact the Company’s financial condition and results of operations.

2.

PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	June 30	December 31
	2009	2008
Equipment	$ 3,017,968	$ 2,613,488
Furniture and fixtures	828,287	767,979
Leasehold improvements	6,087,233	5,401,301
Restaurant construction-in-progress	3,800	277,410
Total	9,937,288	8,810,178
Less accumulated depreciation	1,692,573	992,924
Property and equipment, net	$ 8,244,715	$ 7,817,254

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.

INTANGIBLES

Intangible assets are comprised of the following:

	June 30	December 31
	2009	2008
Amortized Intangibles
Franchise Fees	$ 131,250	$ 131,250
Trademark	2,500	2,500
Loan Fees	15,691	15,691
Total	149,441	149,441
Less accumulated amortization	8,623	5,609
Amortized Intangibles, net	140,818	143,832
Unamortized Intangibles
Liquor Licenses	264,360	263,150

Total Intangibles, net	$ 405,178	$ 406,982

Amortization expense for the six months ended June 30, 2009 and 2008 was $3,015 and $1,462, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal 2009, 2010, 2011, 2012 and 2013 is projected to total approximately $6,000 per year.

4.

RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a stockholder of the Company.  Fees paid during the three months ended June 30, 2009 and 2008 were $18,836 and $12,985, respectively.  Fees paid during the six months ended June 30, 2009 and 2008 were $39,876 and $26,431, respectively.

Management and advertising fees are earned from restaurants related to the Company through common ownership and management control.  Fees earned during the three months ended June 30, 2009 and 2008 totaled $441,276 and $463,909, respectively.  Fees earned during the six months ended June 30, 2009 and 2008 were $897,805 and $949,771, respectively.  Accounts receivable arising from such billed fees were $112,495 and $140,034 at June 30, 2009 and December 31, 2008, respectively.  Accounts receivable from related parties also includes amounts due from properties under common ownership and control that are included in the Company’s Michigan Business Tax filing, representing tax benefits realized by these related parties from offsetting state income tax that would be due on an individual basis with tax losses from the Company (see Note 7).  This amounts to $118,567 as of June 30, 2009.  The remainder of accounts receivable - related party, at June 30, 2009 consists of amounts due to DRH from managed restaurants for other fees paid on their behalf.

The Company is a guarantor of debt of nine entities related through common ownership and management control.  Under the terms of the guarantees, the Company's maximum liability is equal to the unpaid principal and any unpaid interest.  There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees.  The event or circumstance that would require the Company to perform under the guarantee is an "event of default".  An "event of default" is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b)

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party.  As of June 30, 2009, the carrying amount of the underlying debt obligations of the related entities was, in aggregate, approximately $3,306,000 and the Company's guarantee extends for the full term of the debt agreements, the last of which expires in 2019.  This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees.  As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the initial recognition and measurement provisions of FIN 45 do not apply.  At June 30, 2009, payments on the debt obligations were current.

Long term debt (Note 5) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH's stockholders.  The notes bear interest at a rate of 3.2% per annum and are being repaid over a two-year period that commenced January 2009 in monthly installments of approximately $4,444 each.

Long term debt (Note 5) also includes two notes in the amount of $95,000 each and one note in the amount of $142,500 to three of DRH’s stockholders.  The notes bear interest at 5.26% and are due, along with accumulated interest, on November 1, 2009.  At maturity, the note holders, at their option, may elect to use all or part of the principal and interest due, at that time, to exercise the private placement warrants previously issued to them in November 2006 (Note 6).

See financial statement Note 8 for related party lease transactions.

5.

LONG TERM DEBT

Long-term debt consists of the following obligations:

	June 30	December 31

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties.  The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011.  Interest is charged based on the one month London InterBank Offered Rate ("LIBOR") plus 2.5% (effective annual rate of approximately 2.81% at June 30, 2009).

	2009 $293,001	2008 $349,915
Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	685,453	735,829

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 2.81% at June 30, 2009).	287,871	345,445
Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in September 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	711,067	757,153
Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,900 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	389,413	417,051
Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in September 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	897,566	955,417

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.75% (effective annual rate of approximately 3.06% at June 30, 2009).	444,592	476,348
Note payable to a bank secured by the property and equipment of AMC North Port, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 9.15%. The note matures in November 2014.	649,905	696,707
Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 8.67%. The note matures in November 2014.	657,287	704,449
Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $7,669. Interest is charged at a fixed annual rate of approximately 7.50%. The note matures in December 2015.	472,300	500,000
Obligation under capital lease (see note 9)	792,575	-
Notes payable – related parties (see note 4)	500,196	541,780
Total long-term debt	$6,781,226	$6,480,094
Less current portion	1,629,200	1,454,867
Long-term debt, net of current portion	$5,152,026	$5,025,227

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2008 and thereafter are summarized as follows:

Year

Amount

2009

$1,629,200

2010

1,279,884

2011

1,031,830

2012

1,067,322

2013

916,590

Thereafter

         856,400

Total

$6,781,226

Interest expense was $104,585 and $54,540 (including related party interest expense of $5,758 in 2009 and $3,000 in 2008 – see Note 4) in the three months ended June 30, 2009 and 2008, respectively.  Interest expense was $215,892 and $84,458 for the six months ended June 30, 2009 and 2008, respectively (including related party interest expense of $11,717 in 2009 and $4,600 in 2008).

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

6.

CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company.  These options vest ratably over a three year period and expire nine years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  Stock option expense of $8,077 and $8,077, as determined using the Black-Scholes model, was recognized during the three months ended June 30, 2009 and 2008, respectively, and stock option expense of $16,154 and $16,154 was recognized during the six months ended June 30, 2009 and 2008, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested as of June 30, 2009.  The fair value of unvested shares, as determined using the Black-Scholes model, is $35,062 as of June 30, 2009.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS No. 123, Accounting for Stock Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

On November 30, 2006, DRH issued warrants to private placement shareholders to purchase 800,000 common shares at a purchase price of $1 per share.  These warrants vest over a three year period from the issuance date and expire three years after issuance.  The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006.  The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in SFAS 123(R), Share-Based Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2008, the Company issued 140,000 common shares in exchange for approximately $735,000 raised in connection with its initial public offering.

At June 30, 2009, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the stock purchase warrants and stock options.  No such warrants or options have been exercised as of June 30, 2009.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 30, 2009.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors' resolution prior to issuance of any series of preferred stock.

7.

INCOME TAXES

The benefit (provision) for income taxes consists of the following components for the three and six months ended June 30, 2009 and 2008:

Three Months Ended			Six Months Ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
Federal
Current	-	$11,143	-	$(1,493)
Deferred	$(71,476)	(298)	$(105,127)	16,205

State
Current	-	-	-	-
Deferred	44,808	-	36,698	-

Income Tax Benefit	$(26,668)	$10,845	$ (68,429)	$14,712

The (provision) benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	June 30	December 31
	2009	2008

Income tax (provision) benefit at federal statutory rate	$ (74,108)	$291,114
State income tax benefit	36,698	158,938
Permanent differences	(15,474)	(20,967)
Tax credits	45,500	59,920
Other	(61,045)	31,772

Income tax (provision) benefit	$ (68,429)	$ 520,777

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

	June 30	December 31
	2009	2008

Deferred tax assets:
Net operating loss carry forwards	$861,502	$1,028,689
Deferred rent expense	60,883	38,699
Start-up costs	84,528	77,292
Tax credit carry-forwards	116,366	69,260
Swap loss recognized for book	59,653	86,289
Other – including state deferred tax assets	169,188	270,244

Total deferred assets	1,352,120	1,570,473

Deferred tax liabilities:

Other – including state deferred tax assets	54,433	87,188
Tax depreciation in excess of book	884,726	883,328

Total deferred tax liabilities:	939,159	970,516

Net deferred income tax assets	$412,961	$599,957

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before their 20 year expiration.  This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH.  A net operating loss carryforward of $2,533,830 will expire in 2028. General business tax credits of $45,500, $58,116 and $11,144 will expire in 2029, 2028 and 2027, respectively.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of SFAS No. 109.  There was no impact on the Company's consolidated financial statements upon adoption.

The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of June 30, 2009.

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

AMC Petoskey, Inc.'s lease commenced in August 2008 under a 10 year term expiring in 2018.  Monthly lease payments of approximately $9,000 began in February 2009.  This lease contains two (2) five year options to extend.

AMC Flint, Inc.'s lease commenced in December 2008 under a 10 year term expiring in 2018.  The lease requires monthly payments of approximately $4,800.  This lease contains three (3) five year options to extend.

AMC Port Huron, Inc.’s lease commenced in June 2009 under a 10 year term expiring in 2019.  The lease requires monthly payments of approximately $6,500.  This lease contains three (3) five year options to extend.

Total rent expense was $275,805 and $164,601 for the three months ended June 30, 2009 and 2008, respectively.  Rent expense was $550,202 and $278,801 for the six months ended June 30, 2009 and 2008, respectively.  Of these amounts, $20,872 and $20,872 for the three months ended June 30, 2009 and 2008, respectively, were paid to a related party.  For the six months ended June 30, 2009 and 2008, $41,744 and $34,787, respectively, were paid to a related party.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 30, 2009 are summarized as follows:

Year

     Amount

2009

$

839,174

2010

925,113

2011

953,115

2012

997,349

2013

1,046,209

Thereafter

5,352,119

Total

$

10,113,079

9.

CAPITAL LEASES

In January 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Flint location.  The lease requires 48 monthly payments of approximately $10,854, including applicable taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease.  This transaction is reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $427,953 and depreciated as purchased furniture and equipment, and the lease obligation is included in long term debt at its present value.

In May 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Port Huron location.  The lease requires 48 monthly payments of approximately $10,778, excluding applicable taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease.  This transaction is reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $430,877 plus $31,041 of sales tax paid upfront and depreciated as purchased furniture and equipment, and the lease obligation is included in long term debt at its present value.

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

Year

    Amount

2009

  $ 236,735

2010

     259,585

2011

     259,585

2012

     259,585

2013

       53,890

Total minimum lease payments

  1,069,380

Less amount representing interest

     179,512

Present value of minimum lease payments

   $889,868

10.

COMMITMENTS AND CONTINGENCIES

The Company has management service agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida.  These management service agreements each contain an option that allows WINGS to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years.  This

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of the Company’s initial public offering completed by the Company.  The two year anniversary will occur on August 1, 2010.  Such exercise is contemplated as part of the Company's strategic plan.

The Company was assigned from a related entity an "Area Development Agreement" with Buffalo Wild Wings, Inc. to open 23 Buffalo Wild Wings restaurants within their designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended adding 9 additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant and loss of rights to development territory.  As of June 30, 2009, of the 32 restaurants required to be opened, ten of these restaurants had been opened for business, seven of which are Company owned.

The Company is required to pay Buffalo Wild Wings, Inc. royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $191,520 and $87,289 in royalty expense in the three months ended June 30, 2009 and 2008 respectively.  Royalty expense was $375,380 and $140,350 for the six months ended June 30, 2009 and 2008, respectively.  Advertising fund contribution expenses were $108,358 and $53,533 in the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, the advertising fund contribution expenses were $222,329 and $82,277, respectively.

The Company is required by its various Buffalo Wild Wings, Inc. franchise agreements to modernize the restaurants during the term of the agreement.  The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that Buffalo Wild Wings, Inc. has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurant’s needs.

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

AMC Group, Inc., a wholly owned subsidiary of DRH, became a guarantor to an operating lease at one of our Affiliated restaurants.  The guarantee begins April 1, 2009 and continues for four years.  The amount guaranteed is $115,733 in year 1, $136,533 in year 2 and $147,200 in years 3 and 4.

11.

SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $104,585 and $54,540 during the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, cash paid for interest was $215,892 and $84,458, respectively.

12.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2009 and December 31, 2008, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short term debt approximate their carrying value, due to their short-term nature. Also,

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the fair value of Notes Payable – Related Parties approximates the carrying value due to their short term maturities.  As of June 30, 2009, our total debt, less related party debt, was approximately $6.3 million and had a fair value of approximately $6.3 million. As of December 31, 2008, our total debt was approximately $5.9 million and had a fair value of approximately $5.2 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

There was no impact for adoption of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to the consolidated financial statements as of June 30, 2009. SFAS No. 157 requires fair value measurement to be classified and disclosed in one of the following three categories:

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

Interest rate swaps held by the Company for risk management purposes are not actively traded.  The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk.  The interest rate swaps discussed in Notes 1 and 5 fall into the Level 2 category under the guidance of SFAS 157. The fair market value of the interest rate swaps as of June 30, 2009 was a liability of $175,449, which is recorded in other liabilities on the consolidated balance sheet.  The fair value of the interest rate swaps at December 31, 2008 was a liability of $253,792.  Unrealized gain associated with interest rate swap positions in existence at June 30, 2009, which are reflected in the statement of operations, totaled $66,829 for the three months ended June 30, 2009 and are included in other income.  For the six months ended June 30, 2009, the unrealized gain associated with interest rate swap positions was $78,343.

13.

SUBSEQUENT EVENTS

The Company evaluated subsequent events for potential recognition and/or disclosure through August 10,

2009, the date the consolidated financial statements were issued.

* * * * *

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K for the fiscal year ended December 31, 2008.  This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2009 and our expected store openings.  Such statements are forward-looking and involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-Q under the heading “Risk Factors / Forward-Looking Statements”.

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

We perform an asset impairment analysis on an annual basis of property and equipment related to our restaurant locations.  We also perform these tests when we experience a "triggering" event such as a major change in a location's operating environment, or other event that might impact our ability to recover our asset investment.  This process requires the use of estimates and assumptions which are subject to a high degree of judgment.  Our analysis indicated that we did not need to record any impairment charges during the three months ended June 30, 2009 or the six months ended June 30, 2009 and thus none were recorded.  If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.

Deferred Tax Asset

The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carryforwards.  We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions.  To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded.  At June 30, 2009, we had no valuation allowance as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets.  This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH.  Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards.  Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.

Liquidity

Our current consolidated cash flow from operations for the six months ended June 30, 2009 was $1,116,224.  New restaurants will be funded by debt financing, which we expect to be provided by our existing lenders or another lending institution.  These new restaurants include:

•

Flint, Michigan – Buffalo Wild Wings – opened to the public on December 21, 2008.  The cost of construction and equipment was approximately $1,110,000.  In January 2009, the Company entered into an agreement with a leasing company to sell and immediately lease back various equipment and furniture costing $405,566.  The balance of the costs was funded through cash from operations and loans from Directors (see below).

•

Port Huron, Michigan – BuffaloWildWings – opened to the public on June 7, 2009.  The cost of construction and equipment was approximately $1,165,000. In April 2009, the Company entered into an agreement with a leasing company to sell and immediately lease back various equipment and furniture costing $430,877. The remaining balance was funded through cash from operations.

Management believes that consumer awareness of the Buffalo Wild Wings brand nationally is increasing due to higher advertising spending and better market penetration by the franchisor. Management also believes this will improve our ability to borrow the funds necessary to add additional restaurants.  However, the current state of the economy is creating a severe tightening of the credit markets.  The ability to obtain adequate financing for our growth model is questionable. Management will likely proceed with one or two new restaurants in 2009.  Emphasis on prime locations is now more critical than ever in an effort to create stronger store openings and earlier positive cash flow.

Off Balance Sheet Arrangements

An off balance sheet arrangement exists between TMA Enterprises of Novi, Inc., which is a Buffalo Wild Wings unit managed by AMC Group, Inc., and AMC Group, Inc., one of our wholly owned subsidiaries.  On April 5, 2007 TMA Enterprise of Novi, Inc. entered into a loan for $719,950.  That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant.  The principal outstanding at June 30, 2009 is $546,836. AMC Group, Inc. is a guarantor of this debt.

An off balance sheet arrangement exists between TMA Enterprises of Ferndale, LLC, which is a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. (the last four being wholly owned subsidiaries of DRH).  On August 10, 2007 TMA Enterprises of Ferndale, LLC entered into a loan for $720,404.  That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations.  The outstanding principal as of June 30, 2009 is $566,908. Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.

An off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Wings, Inc., AMC Group, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc. and AMC Petoskey, Inc. (the last five being wholly owned subsidiaries of DRH).  On February 12, 2008 Flyer Enterprises, Inc. entered into a loan for $223,622.  The loan was used to refinance existing debt.  The principal outstanding at June 30, 2009 is $175,483. Diversified Restaurant Holdings, Inc., AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.

An off balance sheet arrangement was created in March of 2009 between Anker, Inc., Bearcat Enterprises, Inc., MCA Enterprises, Inc., Buckeye Group, LLC, Buckeye Group II, LLC (all Buffalo Wild Wings units managed by AMC Group, Inc.) and Ansley Group, LLC (related party landlord of affiliated restaurant) and AMC Group, Inc. a wholly owned subsidiary of DRH. On March 27, 2009, the Company agreed to its subsidiary, AMC Group, Inc., becoming a guarantor for the related parties mentioned above in exchange for covenant waivers for AMC North Port, Inc. and

AMC Riverview, Inc. (wholly owned subsidiaries).  The approximate aggregate principal outstanding for the six entities was $2,141,000 as of December 31, 2008.  The principal outstanding at June 30, 2009 is $2,017,016.

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

As of June 30, 2009, ten (10) of these restaurants had been opened for business.  Three (3) of the restaurants opened under this agreement are affiliated and seven (7) are Company owned.  The other six (6) affiliated restaurants were opened prior to the Area Development Agreement.

Exercise of Options to Purchase

We have an option to purchase the restaurants we currently manage.  This option may be exercised up to and including thirty days following the two year anniversary date of the completion of the Initial Public Offering.  That date is August 1, 2010.

We intend to exercise those options and acquire each restaurant, although there is no assurance this will occur.  If conditions are favorable, we may exercise the options prior to the two year anniversary date.  We expect to acquire these restaurants by using cash reserves, if available, additional debt instruments or through the issuance of additional capital stock.  We could use a combination of these methods, extend the options or opt not to exercise the options.  Additional debt could impede our financial performance if the acquired restaurants under perform.  Also, if we issue additional stock to acquire the restaurants this will dilute the ownership of the Company’s current shareholders and potentially have a negative impact on the Company's stock price.

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

Income Statement

The following income statement elements are expected to show significant changes in preparing our consolidated financial statements if and when all or some of the purchase options are exercised:

a.

Management and advertising fee revenue (expected to decrease since acquired restaurants will no longer be paying such fees, commensurate with the number of currently managed restaurants acquired).

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

OPERATING AND FINANCIAL REVIEW

For the three months ended June 30, 2009 and for the six months ended June 30, 2009, revenue was generated by the collection of management and marketing fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the operations of seven (7) Buffalo Wild Wings restaurants and two (2) Bagger Dave’s Legendary Burgers and Fries restaurants.  For the three months ended June 30, 2008 and for the six months ended June 30, 2008 our revenue was generated from management and marketing fees charged to the nine (9) affiliated Buffalo Wild Wings restaurants and from the operations of three (3) Buffalo Wild Wings restaurants and one (1) Bagger Dave’s restaurant.

Six Months ended June 30, 2009 and 2008

REVENUE – Total revenue increased $5,037,994 or 117% for the six months ended June 30, 2009 over the same period in 2008.  We opened four locations in July, August and December of 2008 and one more in June 2009.  Their food and beverage sales are included in the six months ended June 30, 2009.

COST OF SALES – Cost of goods sold (food and beverage) remained essentially flat at 31% of food and beverage sales and the increase of $1,603,583 or 156% for the six months ended June 30, 2009 compared to the same period in 2008, is due to the opening of the additional restaurants.

PAYROLL COSTS – Payroll costs increased $1,312,452 or 85% for the six month period ended June 30, 2009 over the same period in 2008.  This increase is primarily due to the additional personnel costs for newly opened restaurants.

OPERATING EXPENSES – Total operating expenses rose $4,734,077 or 111% for the six month period ended June 30, 2009 compared to the same period in 2008.  This increase in expenses reflects the inclusion of the expenses of new restaurants that were not open in the prior period.

OPERATING PROFITS – Operating profit for the six month period ended June 30, 2009 increased $303,917 or 771% from profits recorded in the same six month period of 2008.  Our profit margin has increased 3 percentage points in relation to total revenue largely due to the new restaurants improving their efficiency.

INTEREST EXPENSE – Interest expense increased $131,434 or 156% for the six months ended June 30, 2009 compared to the same period in 2008.  This increase is due to additional debt taken on to open new restaurants.

OTHER INCOME AND EXPENSE – Other income increased $91,322 to $90,514 for the six month period ended June 30, 2009 compared to an expense of $(808) for the same period ended June 30, 2008.  Of this increase, $78,343 is due to the reduction of the swap liability in the first six months of this year.

INCOME (LOSS) BEFORE INCOME TAXES – Our income before taxes increased $263,805 to $217,965 for the six month period ended June 30, 2009 as compared to a loss of $(45,840) for the six month period ended June 30, 2009.  See the discussion above for the various causes.

INCOME TAXES – For the six months ended June 30, 2009, there is an income tax expense recorded in the amount of $90,514 compared to an income tax benefit of $14,712 recorded for the same period of 2008.

NET INCOME (LOSS) – For the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008, net income increased $180,664 to $149,536 from a loss of $(31,128).  See the discussion above for the various causes.

Three months ended June 30, 2009 and 2008 – see comments above as they may apply here as well

REVENUE – Total revenue increased $2,294,840 or 94% during the three months ended June 30, 2009 compared to the three month period ended June 30, 2008.  The revenue from the five additional restaurants not in existence in this period of 2008 is the reason for the increase.

COST OF SALES – Cost of goods sold (food and beverage) increased $750,991 or 126% for the three months ended June 30, 2009 over the same period in 2008.  The cost percentage of food and beverage sales was 31% in 2009 compared to 30% in 2008.

PAYROLL COSTS – Our payroll costs increased $652,991 or 78% for the three months ended June 30, 2009 compared to the same period in 2008.  Again, we had five additional restaurants in operation in 2009 versus 2008.

OPERATING EXPENSES – Total operating expenses rose $2,209,911 or 92% for the three months ended June 30, 2009 compared to the same period in 2008.

OPERATING PROFITS – Operating profit for the three months ended June 30, 2009 increased $84,929 or 227% compared to the profit recorded in the same period of 2008. The profit margin increased 1% from 1.5% in 2008 to 2.5% in 2009.

INTEREST EXPENSE – Interest expense increased $50,045 or 92% for the three months ended June 30, 2009 compared to the same three month period in 2008.

OTHER INCOME AND EXPENSE – Other income increased $83,555 to $79,295 for the three months ended June 30, 2009 from a loss of $(4,260) for the three months ended June 30, 2008.  The effect of the swap valuations resulted in other income recognized in 2009 of 66,829 for the three month period ended June 30, 2009.

INCOME (LOSS) BEFORE INCOME TAXES – Our income before taxes increased $118,439 to $96,991 from a loss of $(21,448) for the three month period ended June 30, 2009 compared to the same period of 2008.

INCOME TAXES – For the three months ended June 30, 2009, there is an income tax expense recorded in the amount of $26,668 compared to income tax benefit of $10,845 recorded for the same period of 2008.

NET INCOME (LOSS) – Net income increased $80,926 to $70,323 from a loss of $(10,603) for the three months ended June 30, 2009 compared to the same period in 2008.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risks.

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

(b)

Changes in internal controls.

Our annual report on Form 10-K noted that our internal controls in place as of December 31, 2008 were not effective to ensure that significant non-routine transactions and related disclosures were appropriately reviewed, analyzed and monitored by accounting personnel on a timely basis.  To prevent this deficiency we undertook to retain the services of a technical advisor to provide advice on all material non-routine transactions.  We have now retained such an advisor, and this resolves the weakness in our internal controls which we previously identified.

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

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  August 14, 2009

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley

T. Michael Ansley

President, Principal Executive Officer and Director

By:  /s/ Jason T. Curtis

Jason T. Curtis

Chief Operating Officer, Principal Financial Officer