Form 10-Q
period 2009-09-30
Diversified Restaurant Holdings, Inc.
filed 2009-11-16
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File No. 000-53577
DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420

(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)
21751 W. Eleven Mile Road, Suite 208
Southfield, Michigan 48076.
(Address of principal executive offices)
Issuer’s telephone number: (248) 223-9160
Issuer’s facsimile number: (248) 223-9165
No change
(Former name, former address and former
fiscal year, if changed since last report)
Copies to:
Michael T. Raymond
Dickinson Wright, PLLC
301 East Liberty, Suite 500
Ann Arbor, Michigan 48104-2266
(734) 623-1663
www.dickinson-wright.com
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,070,000 shares of $.0001 par value common stock outstanding as of November 10, 2009.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

INTERIM FINANCIAL STATEMENTS INDEX

i

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$334,286	$133,865
Accounts receivable — related party	236,979	192,889
Inventory	148,090	157,882
Prepaid insurance	81,403	52,440
Accounts receivable — other	(1,630)	192,000
Other assets	31,780	20,000

Total current assets	830,908	749,076
Property and equipment	8,102,685	7,817,254
Intangible assets, net (Note 3)	403,571	406,982
Deferred income taxes	277,937	599,957

Total assets	$9,615,101	$9,573,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$1,633,575	$1,454,867
Accounts payable	324,218	660,353
Accrued liabilities	374,365	305,302
Accrued rent	224,244	113,909
Deferred rent	489,909	530,944

Total current liabilities	3,046,311	3,065,375

Other liabilities — interest rate swap	186,735	253,792
Long-term debt, less current portion (Notes 3 and 4)	4,805,455	5,025,227

Total liabilities	8,038,501	8,344,394

Commitments and contingencies (Notes 3, 4, 7, and 8)

Stockholders’ equity (Note 5)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,070,000 shares issued and outstanding	1,807	1,807
Additional paid-in capital	1,783,134	1,758,899
Accumulated deficit	(208,341)	(531,831)

Total stockholders’ equity	1,576,600	1,228,875

Total liabilities and stockholders’ equity	$9,615,101	$9,573,269

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenue
Food and beverage sales	$4,560,261	$2,937,982	$13,001,047	$6,288,808
Management and advertising fees	426,332	428,173	1,324,137	1,377,944

Total revenue	4,986,593	3,366,155	14,325,184	7,666,752
Operating expenses
Compensation costs	1,476,823	1,185,333	4,327,716	2,723,774
Food and beverage costs	1,397,913	850,110	4,028,315	1,876,929
General and administrative	1,221,449	1,176,548	3,480,356	2,303,170
Occupancy	289,244	220,611	839,446	483,256
Depreciation and amortization	157,293	225,246	862,137	515,734

Total operating expenses	4,542,722	3,657,848	13,537,970	7,902,863

Income from operations	443,871	(291,693)	787,214	(236,111)
Interest expense	118,740	97,408	334,632	181,866
Other expense (income), net	16,148	3,691	(74,366)	20,656

Income (loss) before income taxes	308,983	(392,792)	526,948	(438,633)
Income tax (provision) benefit	(135,024)	53,852	(203,453)	68,564

Net income (loss)	$173,959	$(338,940)	$323,495	$(370,069)

Basic earnings (loss) per share — as reported	$0.010	$(0.019)	$0.018	$(0.020)

Fully diluted earnings (loss) per share — as reported	$0.006	$(0.019)	$0.011	$(0.020)

Weighted average number of shares outstanding (Note 1)
Basic	18,070,000	18,022,826	18,070,000	17,895,219
Diluted	29,020,000	28,972,826	29,020,000	28,805,255
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities
Net income (loss)	$323,495	$(370,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	862,137	515,734
Loss on disposal of property and equipment	2,903	—
Share-based compensation	24,234	24,234
Deferred income tax benefit	322,020	(69,551)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	(44,090)	16,289
Accounts payable	(336,135)	225,211
Inventory	9,792	(75,332)
Prepaid insurance	(28,963)	2,886
Accounts receivable — other	193,630	(141,994)
Intangible assets	(1,210)	(124,020)
Other assets	(11,780)	(12,000)
Accrued liabilities	2,006	199,348
Accrued rent	110,334	58,965
Deferred rent	(41,035)	75,977

Net cash provided by operating activities	1,387,338	325,678

Cash flows used in investing activities
Purchases of property and equipment	(287,073)	(4,222,970)
Cash from financing activities
Proceeds from issuance of notes payable — related party	13,125	204,800
Proceeds from issuance of long term debt	—	3,680,296
Repayment of notes payable — related party	(75,858)	(338,989)
Repayments of long-term debt	(837,111)	734,998

Net cash (used in) provided by financing activities	(899,844)	4,281,105

Net increase in cash and cash equivalents	200,421	383,813
Cash and cash equivalents, beginning of period	133,865	275,728

Cash and cash equivalents, end of period	$334,286	$659,541

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$858,779	$—
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (DRH) was formed September 25, 2006. DRH and its three wholly-owned subsidiaries AMC Group, Inc, (AMC), AMC Wings, Inc. (WINGS), and AMC Burgers, Inc. (BURGERS) (collectively, the “Company”), develop, own, and operate, as well as render management and marketing services for, Buffalo Wild Wings restaurants located throughout Michigan and Florida and the Company’s own restaurant concept, Bagger Dave’s Legendary Burgers and Fries (Bagger Dave’s), as detailed below.

The following organizational chart outlines the corporate structure of the Company and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated in the State of Michigan.

1	–	Wings is under contract with Buffalo Wild Wings, Inc to open 20 additional stores by 2017

2	–	Wings has the option to purchase nine existing affiliate BBW restaurants currently managed by AMC

3	–	Burgers plans to franchise the Bagger Dave’s concept through Bagger Dave’s Franchising Corp.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AMC, formed on March 28, 2007, serves as the operational and administrative center for the Company. AMC renders management and marketing services to WINGS and BURGERS and their subsidiaries and nine Buffalo Wild Wings restaurants affiliated with the Company through common ownership and management control but not required to be consolidated for financial reporting purposes. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, the hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.
WINGS was formed on March 12, 2007 to hold Buffalo Wild Wings restaurants developed by the Company. WINGS, through its subsidiaries, holds seven Buffalo Wild Wings restaurants currently in operation. Each of WINGS’ subsidiaries is named for the location of the restaurant it holds. The subsidiaries that hold restaurants currently in operation are:

Date of
Subsidiary	Restaurant Opening
AMC North Port, Inc.	August 2007

AMC Riverview, Inc.	August 2007

AMC Grand Blanc, Inc.	March 2008

AMC Troy, Inc.	July 2008

AMC Petoskey, Inc.	August, 2008

AMC Flint, Inc.	December 2008

AMC Port Huron, Inc.	June 2009
The Company has also executed franchise agreements with Buffalo Wild Wings International, Inc. to open two more restaurants in 2010, one in Chesterfield Township, Michigan and the other in Marquette, Michigan. These restaurants will be held by AMC Chesterfield, Inc. and AMC Marquette, Inc., respectively. The Company is economically dependent on retaining its franchise rights with Buffalo Wild Wings, Inc. Each of the franchise agreements has a specific expiration date ranging from September 28, 2026 through October 20, 2029, depending on the date that each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. The Company is in compliance with the terms of these agreements at September 30, 2009. The Company is under contract with Buffalo Wild Wings, International, Inc. to open 20 additional stores by 2017. The Company also holds an option to purchase the nine (9) affiliated restaurants that are currently managed by AMC. The Company plans to exercise this option in 2010.
BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a new fast casual dining concept developed by the Company. BURGERS’ subsidiaries Ann Arbor Burgers, Inc. and Berkley Burgers, Inc. own restaurants currently in operation in Ann Arbor, Michigan and Berkley, Michigan, respectively. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s Legendary Burgers and Fries concept. Our Board has authorized, and the Company has taken, action to secure our rights to franchise Bagger Dave’s restaurants in Indiana, Michigan, Ohio and Illinois. We are currently authorized to sell Bagger Dave’s franchises in Indiana, Michigan and Ohio, and our application in Illinois is under review. We have not yet franchised any Bagger Dave’s restaurants.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards like FASB Statement No. 13, Accounting for Leases, are no longer being issued by the FASB. For further discussion of the Codification, see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report.

Principles of Consolidation
The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and its subsidiaries, and BURGERS and its subsidiaries.
All significant intercompany accounts and transactions have been eliminated upon consolidation.

Segment Reporting
The Company has determined that it does not have any separately reportable business segments at September 30, 2009 and December 31, 2008.

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

Accounts Receivable — Related Party
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at September 30, 2009 and December 31, 2008 relate principally to management and advertising fees charged to and intercompany transactions with the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 4). Management does not believe any allowances for doubtful accounts are necessary at September 30, 2009 or December 31, 2008.

Accounting for Gift Cards
The Company records the actual dollar amount of gift card liabilities at period end. The liability is included in accrued liabilities in the consolidated balance sheets. As of September 30, 2009, the Company’s gift card liability was approximately $30,275, compared to approximately $68,456 at December 31, 2008. Florida law prohibits gift card expiration dates, expiration periods and any post-sale charges or fees. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five (5) years after the date of gift card purchase by consumer. At this time, there is no breakage for the Company to record.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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
Liquor licenses are deemed to have an indefinite life. Management annually reviews these assets to determine whether carrying values have been impaired. During the period ended September 30, 2009, no impairments relating to intangible assets with finite or infinite lives were recognized.

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

Depreciation and Amortization
Depreciation on non-restaurant equipment, furniture and fixtures is computed using the straight-line method over the estimated useful lives of the related assets which range from five to seven years. Depreciation on restaurant equipment, furniture and fixtures is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Restaurant leasehold improvements are amortized over the shorter of the lease term or the useful life of the related improvement. Restaurant construction-in-progress is not amortized or depreciated until the related assets are placed into service. In the current quarter, the Company determined that certain assets that were being depreciated as equipment were actually part of leasehold improvements. Depreciation has been updated to reflect this re-classification.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was $146,511 for the three months ended September 30, 2009 and was $303,912 for the three months ended September 30, 2008. Advertising expense was $406,912 for the nine months ended September 30, 2009 and was $465,549 for the nine months ended September 30, 2008.

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

Earnings (Loss) Per Share
Earnings (loss) per share are calculated under the provisions of FASB ASC 260, Earnings per Share. ASC 260 requires a dual presentation of “basic” and “diluted” earnings per share on the face of the income statement. “Diluted” reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.

Concentration Risks
Approximately 9% and 18% of the Company’s revenues during the nine month period ended September 30, 2009 and 2008, respectively, are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 4). Approximately 83% and 63% of food and beverage sales came from restaurants located in Michigan during the nine month period ended September 30, 2009 and 2008, respectively.

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

Financial Instrument
The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt which reduces exposure to interest rate fluctuations. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.
The Company records the fair value of their interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. The terms of the agreements match those of the underlying debt and therefore are classified as non-current. Fair value adjustments are recorded each period in other income or other expense on the statement of operations. The notional value of interest rate swap agreements in place at September 30, 2009 was approximately $2,588,000. The expiration dates of these agreements are consistent with debt instruments as described in Note 5.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141(R) retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the requirements of SFAS No. 141(R) and cannot determine the impact future acquisitions may have on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Investments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have on the Company’s consolidated financial statements.
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
2.	PROPERTY AND EQUIPMENT, NET
Property and equipment are comprised of the following assets:

	September 30	December 31
	2009	2008
Equipment	$3,017,403	$2,613,488
Furniture and fixtures	831,313	767,979
Leasehold improvements	6,088,762	5,401,301
Restaurant construction-in-progress	13,467	27,410

Total	9,950,945	8,810,178
Less accumulated depreciation	1,848,260	992,924

Property and equipment, net	$8,102,685	$7,817,254

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
3.	INTANGIBLES
Intangible assets are comprised of the following:

	September 30	December 31
	2009	2008
Amortized Intangibles
Franchise Fees	$131,250	$131,250
Trademark	2,500	2,500
Loan Fees	15,691	15,691

Total	149,441	149,441
Less accumulated amortization	10,230	5,609

Amortized Intangibles, net	139,211	143,832

Unamortized Intangibles
Liquor Licenses	264,360	263,150

Total Intangibles, net	$403,571	$406,982

Amortization expense for the nine months ended September 30, 2009 and 2008 was $4,621 and $3,301, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal 2009, 2010, 2011, 2012 and 2013 is projected to total approximately $6,000 per year.
4.	RELATED PARTY TRANSACTIONS
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a Director and stockholder of the Company. Fees paid during the three months ended September 30, 2009 and 2008 were $23,760 and $17,244, respectively. Fees paid during the nine months ended September 30, 2009 and 2008 were $63,636 and $43,675, respectively.
Management and advertising fees are earned from restaurants affiliated with the Company through common ownership and management control. Fees earned during the three months ended September 30, 2009 and 2008 totaled $426,332 and $428,173, respectively. Fees earned during the nine months ended September 30, 2009 and 2008 were $1,324,137 and $1,377,944, respectively. Accounts receivable arising from such billed fees were $112,387 and $140,034 at September 30, 2009 and December 31, 2008, respectively. Accounts receivable from related parties also includes amounts due from properties under common ownership and control that are included in the Company’s Michigan Business Tax filing, representing tax benefits realized by these related parties from offsetting state income tax that would be due on an individual basis with tax losses from the Company (see Note 7). This amounts to $118,567 as of September 30, 2009. The remainder of accounts receivable — related party, at September 30, 2009 consists of amounts due to DRH from managed restaurants for other fees paid on their behalf.
The Company is a guarantor of debt of nine entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantee is an “event of default”. An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of September 30, 2009, the carrying amount of the underlying debt obligations of the related entities was, in aggregate, approximately $3,119,000 and the Company’s guarantee extends for the full term of the debt agreements, the last of which expires in 2019.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with FASB ASC 460, Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At September 30, 2009, payments on the debt obligations were current.
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
See financial statement Note 8 for related party lease transactions.
5.	LONG TERM DEBT

Long-term debt consists of the following obligations:

	September 30	December 31
	2009	2008
Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 2.75% at September 30, 2009).	$249,877	$349,915

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	659,767	735,829

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 2.75% at September 30, 2009).	244,690	345,445

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	September 30	December 31
	2009	2008
Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in September 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	686,359	757,153

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,900 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	375,271	417,051

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in September 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	866,504	955,417

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.75% (effective annual rate of approximately 3.00% at September 30, 2009).	420,774	476,348

Note payable to a bank secured by the property and equipment of AMC North Port, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 9.15%. The note matures in November 2014.	625,782	696,707

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 8.67%. The note matures in November 2014.	633,022	704,449

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	September 30	December 31
	2009	2008
Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $7,669. Interest is charged at a fixed annual rate of approximately 7.50%. The note matures in December 2015.	458,051	500,000

Obligation under capital lease (see note 9)	739,849	—

Notes payable — related parties (see note 4)	479,084	541,780

Total long-term debt	$6,439,030	$6,480,094

Less current portion	1,633,575	1,454,867

Long-term debt, net of current portion	$4,805,455	$5,025,227

Scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2008 and thereafter are summarized as follows:

Year	Amount
2009	$1,633,575
2010	1,168,091
2011	1,031,830
2012	1,024,835
2013	882,534
Thereafter	698,165

Total	$6,439,030

Interest expense was $118,740 and $97,408 (including related party interest expense of $5,555 in 2009 and $3,000 in 2008 — see Note 4) in the three months ended September 30, 2009 and 2008, respectively. Interest expense was $334,632 and $181,866 for the nine months ended September 30, 2009 and 2008, respectively (including related party interest expense of $17,272 in 2009 and $7,600 in 2008).

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum global debt service ratio, maximum global funded indebtedness to EBITDA ratio and a Corporate Fixed Charge Coverage Ratio.
6.	CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three year period and expire nine years from issuance. Once vested, the options can be exercised at a price of $2.50 per share. Stock option expense of $8,077 and $8,078, as determined using the Black-Scholes model, was recognized during the three months ended September 30, 2009 and 2008, respectively, and stock option expense of $24,234 and $24,234 was recognized during the nine months ended September 30, 2009 and 2008, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of September 30, 2009. The fair value of

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
unvested shares, as determined using the Black-Scholes model, is $26,985 as of September 30, 2009. The fair value of the unvested shares will be amortized ratably over the remaining vesting term. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 718, Compensation—Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

On November 30, 2006, pursuant to a private placement, DRH issued warrants to purchase 800,000 common shares at a purchase price of $1 per share. These warrants vest over a three year period from the issuance date and expire three years after issuance. The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 718, Compensation—Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In the third quarter of 2008, the Company issued 140,000 common shares in exchange for approximately $735,000 raised in connection with its initial public offering.

At September 30, 2009, 950,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock purchase warrants and stock options. No such warrants or options have been exercised as of September 30, 2009.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of September 30, 2009. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.
7.	INCOME TAXES

The (provision) benefit for income taxes consists of the following components for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008
Federal
Current	$—	$507	$—	$(987)
Deferred	(73,816)	53,345	(178,943)	69,551

State
Current	—	—	—	—
Deferred	(61,208)	—	(24,510)	—

Income Tax (Provision) Benefit	$(135,024)	$53,852	$(203,453)	$68,564

The (provision) benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	September 30	December 31
	2009	2008
Income tax (provision) benefit at federal statutory rate	$(159,397)	$291,114

State income tax (provision) benefit	(24,511)	158,938

Permanent differences	(23,450)	(20,967)

Tax credits	68,750	59,920

Other	(64,845)	31,772

Income tax (provision) benefit	$(203,453)	$520,777

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company expects the deferred tax assets to be fully realizable within the next several years. Significant components of the Company’s deferred income tax liabilities and assets are summarized as follows:

	September 30	December 31
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$958,931	$1,028,689
Deferred rent expense	73,621	38,699
Start-up costs	91,884	77,292
Tax credit carry-forwards	139,616	69,260
Swap loss recognized for book	63,490	86,289
Other — including state deferred tax assets	189,380	270,244

Total deferred assets	1,516,922	1,570,473

Deferred tax liabilities:
Other — including state deferred tax assets	132,006	87,188
Tax depreciation in excess of book	1,106,979	883,328

Total deferred tax liabilities:	1,238,985	970,516

Net deferred income tax assets	$277,937	$599,957

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carry-forwards before their 20 year expiration. This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH. Net operating loss carry-forwards of $286,555 and $2,533,830 will expire in 2029 and 2028, respectively. General business tax credits of $68,750, $58,116 and $11,144 will expire in 2029, 2028 and 2027, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2007, the Company adopted the provisions of FASB ASC 740 regarding the accounting for uncertainty in income taxes. There was no impact on the Company’s consolidated financial statements upon adoption.
The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of September 30, 2009.
In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan Single Business Tax with a business income tax and a modified gross receipts tax. This new tax took effect January 1, 2008, and, because the MBTA is based or derived from income-based measures, the provisions of FASB ASC 740, Income Taxes, apply as of the enactment date. The law, as amended, established a deduction to the business income tax base if temporary differences associated with certain assets results in a net deferred tax liability as of December 31, 2007 (the year of enactment of this new tax). This deduction has a carry-forward period to at least tax year 2029. This benefit amounts to $33,762.
The Company is a member of a unitary group with other parties related by common ownership according to the provisions of the Michigan Business Tax Act. This group will file a single tax return for all members. An allocation of the current and deferred MBT incurred by the unitary group has been made based on an estimate of MBT attributable to the Company and has been reflected as state income tax expense in the accompanying consolidated financial statements consistent with the provisions of ASC 740.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.
8.	OPERATING LEASES (INCLUDING RELATED PARTY)
The Company leases its current office facilities under a lease which expires April 30, 2010. The agreement requires rent to be paid in monthly installments of $3,835.
The Company renegotiated its lease for AMC Northport, Inc. Effective March 1, 2009, the base rent is approximately $6,129, reduced from approximately $12,267, through February, 2011. For consideration of the above rent modification, Diversified Restaurant Holdings, Inc. agrees to guarantee the rent for a period of five years beginning March 1, 2009. The lease contains two (2) five-year options to extend.
The Company renegotiated its lease for AMC Riverview, Inc. Effective April 1, 2009; the base rent has been reduced to approximately $9,600 from approximately $12,800 through March, 2010. The lease contains two (2) five-year options to extend.
Berkley Burgers, Inc. has signed a lease for restaurant space from an entity related through common ownership. The 15-year lease commenced in February 2008 and requires monthly payments of approximately $6,300. This lease contains three (3) five-year options to extend.
AMC Grand Blanc, Inc. lease payments commenced March 2008 and require monthly payments of approximately $10,300. The 10-year lease expires in 2018. This lease contains two (2) five-year options to extend.
AMC Troy, Inc. and Ann Arbor Burgers, Inc. lease payments commenced in August 2008. Both leases have ten year terms expiring in 2018 and monthly payments of approximately $13,750 and $6,890, respectively. Each lease contains two (2) five-year options to extend.
AMC Petoskey, Inc.’s lease commenced in August 2008 under a 10 year term expiring in 2018. Monthly lease payments of approximately $9,000 began in February 2009. This lease contains two (2) five-year options to extend.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AMC Flint, Inc.’s lease commenced in December 2008 under a 10 year term expiring in 2018. The lease requires monthly payments of approximately $4,800. This lease contains three (3) five-year options to extend.
AMC Port Huron, Inc.’s lease commenced in June 2009 under a 10 year term expiring in 2019. The lease requires monthly payments of approximately $6,500. This lease contains three (3) five-year options to extend.
Troy Burgers, Inc. signed a lease for restaurant space in Novi, MI; the site of the third Bagger Dave’s restaurant. The lease is not expected to commence until the first quarter of 2010. The lease term is 10 years with two (2) five-year options to extend. Monthly lease payments will be approximately $7,000 per month.
Total rent expense was $289,244 and $220,611 for the three months ended September 30, 2009 and 2008, respectively. Rent expense was $839,446 and $483,256 for the nine months ended September 30, 2009 and 2008, respectively. Of these amounts, $20,872 and $20,872 for the three months ended September 30, 2009 and 2008, respectively, were paid to a related party. For the nine months ended September 30, 2009 and 2008, $62,616 and $55,659, respectively, were paid to a related party.
Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 30, 2009 are summarized as follows:

Year	Amount
2009	$839,174
2010	925,113
2011	953,115
2012	997,349
2013	1,046,209
Thereafter	5,352,119

Total	$10,113,079

9.	CAPITAL LEASES
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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

Year	Amount
2009	$236,735
2010	259,585
2011	259,585
2012	259,585
2013	53,890

Total minimum lease payments	1,069,380
Less amount representing interest	179,512

Present value of minimum lease payments	$889,868

10.	COMMITMENTS AND CONTINGENCIES
The Company has management service agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida. These management service agreements contain an option that allows WINGS to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years. This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of the Company’s initial public offering completed by the Company. The two year anniversary will occur on August 1, 2010. The Company plans to exercise the option early and purchase the nine restaurants on February 1, 2010. Such exercise has always been part of the Company’s strategic plan.
The Company assumed from a related entity an “Area Development Agreement” with Buffalo Wild Wings, Inc. in which the Company undertakes to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016. On December 12, 2008, this agreement was amended adding 9 additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant and loss of rights to development territory. As of September 30, 2009, of the 32 restaurants required to be opened, ten of these restaurants had been opened for business, seven of which are Company owned.
The Company is required to pay Buffalo Wild Wings, Inc. royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $207,072 and $132,514 in royalty expense in the three months ended September 30, 2009 and 2008 respectively. Royalty expense was $582,453 and $272,863 for the nine months ended September 30, 2009 and 2008, respectively. Advertising fund contribution expenses were $125,221 and $76,945 in the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the advertising fund contribution expenses were $347,550 and $159,222, respectively.
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
The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business. The ultimate outcome of any litigation is uncertain. While unfavorable outcomes could have adverse effects on the Company’s business, results of operations and financial condition, management believes that the Company is adequately insured and does not believe that any pending or threatened proceedings would adversely impact the Company’s results of operations, cash flows or financial condition.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AMC Group, Inc., a wholly owned subsidiary of DRH, became a guarantor to an operating lease at one of our Affiliated restaurants. The guarantee began April 1, 2009 and continues for four years. The amount guaranteed is $115,733 in year 1, $136,533 in year 2 and $147,200 in years 3 and 4.
11.	SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $118,740 and $97,408 during the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, cash paid for interest was $334,632 and $181,866, respectively.
Supplemental Schedule of Non-Cash Investing and Financing Activities
Capital expenditures of $858,779 were funded by capital lease borrowings during the nine months ended September 30, 2009.
12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2009 and December 31, 2008, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short term debt approximate their carrying value, due to their short-term nature. Also, the fair value of Notes Payable — Related Parties approximates the carrying value due to their short term maturities. As of September 30, 2009, our total debt, less related party debt, was approximately $6.0 million and had a fair value of approximately $6.2 million. As of December 31, 2008, our total debt was approximately $5.9 million and had a fair value of approximately $5.2 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
There was no impact for adoption of FASB ASC 820, Fair Value Measurements and Disclosures, to the consolidated financial statements as of September 30, 2009. ASC 820 requires fair value measurement to be classified and disclosed in one of the following three categories:
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
Interest rate swaps held by the Company for risk management purposes are not actively traded. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. The interest rate swaps discussed in Notes 1 and 5 fall into the Level 2 category under the guidance of ASC 820. The fair market value of the interest rate swaps as of September 30, 2009 was a liability of $186,735, which is recorded in other liabilities on the consolidated balance sheet. The fair value of the interest rate swaps at December 31, 2008 was a liability of $253,792. Unrealized loss associated with interest rate swap positions in existence at September 30, 2009, which are reflected in the statement of operations, totaled $11,286 for the three months ended September 30, 2009 and are included in other income/loss. For the nine months ended September 30, 2009, the unrealized gain associated with interest rate swap positions was $67,057.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
13.	SUBSEQUENT EVENTS
Subsequent to September 30, 2009, the Buffalo Wild Wings Franchise Agreements were executed for AMC Marquette, Inc. and AMC Chesterfield, Inc. for the right to open Buffalo Wild Wings restaurants in Marquette, Michigan and Chesterfield Township, Michigan. Both companies are wholly-owned subsidiaries of AMC Wings, Inc. The Company plans to open these stores mid-year during 2010.
Subsequent to September 30, 2009, Jay Alan Dusenberry, Company Treasurer and member of the Board of Directors, exercised options on 6,000 shares of common stock in the Company. The option price paid was $2.50 per share.
The Company evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the consolidated financial statements were issued.
* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K for the fiscal year ended December 31, 2008. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2009 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this Form 10-Q under the heading “Cautionary Statement for Forward-Looking Statements”.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
In the ordinary course of business, we have made a number of estimates and assumptions in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We frequently reevaluate these significant factors and make adjustments where facts and circumstances dictate.
The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We discuss our significant accounting policies in Note 1 to the Company’s consolidated financial statements, including those policies that do not require management to make difficult, subjective or complex judgments or estimates.
FASB Codification Discussion
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. One standard that applies to our business is FASB Statement No. 13, Accounting for Leases. That standard, originally issued in 1976, has been interpreted and amended many times over the years.
The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. To the Company, this means instead of following the leasing rules in Statement 13, we will follow the guidance in Topic 840, Leases. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than Statement 13, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this quarterly report on form 10-Q to reflect the guidance in the Codification.
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

We perform an asset impairment analysis on an annual basis of property and equipment related to our restaurant locations. We also perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. Our analysis indicated that we did not need to record any impairment charges during the three months ended September 30, 2009 or the nine months ended September 30, 2009 and thus none were recorded. If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.
Deferred Tax Assets
The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carry-forwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 30, 2009, we had no valuation allowance as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carry-forwards. Although realization is not assured, management believes it is more likely than not that the remaining recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
LIQUIDITY AND CAPITAL RESOURCES
Our current consolidated cash flow from operations for the nine months ended September 30, 2009 was $1,387,338 compared to $325,678 for the nine months ended September 30, 2008. We anticipate that new restaurant construction will be funded by debt financing, which we had planned to be provided by our existing lenders or another lending institution. These new restaurants include:
•	Novi, Michigan — Bagger Dave’s — construction to begin in the fourth quarter 2009 and restaurant opening to occur in the first quarter 2010. The estimated cost of construction and equipment is approximately $650,000. We anticipate borrowing 50% of the necessary funds and paying the remaining balance through cash from operations.
•	Marquette, Michigan — Buffalo Wild Wings — construction expected to begin in the second quarter 2010 with an estimated opening in the third quarter 2010. The estimated cost of construction is approximately $1,037,000. We anticipate borrowing 50-70% of the necessary funds and paying the remaining balance through cash from operations.
•	Chesterfield, Michigan — Buffalo Wild Wings — construction expected to begin in the second quarter 2010 with an estimated opening in the third quarter 2010. The estimated cost of construction is approximately $950,000. We anticipate borrowing 50-70% of the necessary funds and paying the remaining balance through cash from operations.
At this time, we have not obtained the debt financing that we planned to secure due to the severe tightening of the credit markets. We are pursuing alternatives to traditional debt financing, including equipment leasing and mezzanine debt financing. There are no assurances that we will be successful in our efforts to obtain adequate financing for new store openings. Management believes that emphasis on prime locations is now more critical than ever to create stronger store openings and earlier positive cash flows to decrease our dependency on third-party financing.
OFF BALANCE SHEET ARRANGEMENTS
An off balance sheet arrangement exists between TMA Enterprises of Novi, Inc., which is a Buffalo Wild Wings unit managed by AMC Group, Inc., and AMC Group, Inc., one of our wholly owned subsidiaries. On April 5, 2007, TMA Enterprise of Novi, Inc. entered into a loan for $719,950. That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five year remodel of that restaurant. The principal outstanding at September 30, 2009 is $524,011. AMC Group, Inc. is a guarantor of this debt.

An off balance sheet arrangement exists between TMA Enterprises of Ferndale, LLC, which is a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. (the last four being wholly owned subsidiaries of DRH). On August 10, 2007, TMA Enterprises of Ferndale, LLC entered into a loan for $720,404. That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations. The outstanding principal as of September 30, 2009 is $544,518. Diversified Restaurant Holdings, Inc. (DRH), AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.
An off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and Diversified Restaurant Holdings, Inc. (DRH), AMC Wings, Inc., AMC Group, Inc., AMC Grand Blanc, Inc., AMC Troy, Inc. and AMC Petoskey, Inc. (the last five being wholly owned subsidiaries of DRH). On February 12, 2008, Flyer Enterprises, Inc. entered into a loan for $223,622. The loan was used to refinance existing debt. The principal outstanding at September 30, 2009 is $166,020. Diversified Restaurant Holdings, Inc., AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.
An off balance sheet arrangement exists between AMC Warren, LLC, a Buffalo Wild Wings unit managed by AMC Group, Inc. and AMC Group, Inc., a wholly owned subsidiary of DRH. On June 12, 2006, AMC Warren, LLC entered into a loan for $791,598. The loan was used for leasehold improvements, equipment and furniture and fixtures prior to opening. The original note was guaranteed by AMC Group, LLC, the predecessor to AMC Group, Inc. In March of 2009, loan modification documents were signed listing AMC Group, Inc. as a guarantor. The principal outstanding as of December 31, 2008 was $586,937. The principal outstanding at September 30, 2009 is $509,432. AMC Group, Inc. is a guarantor of this debt.
An off balance sheet arrangement was created in March of 2009 between Anker, Inc., Bearcat Enterprises, Inc., MCA Enterprises, Inc., Buckeye Group, LLC, Buckeye Group II, LLC (all Buffalo Wild Wings units managed by AMC Group, Inc.) and Ansley Group, LLC (related party landlord of affiliated restaurant) and AMC Group, Inc. a wholly owned subsidiary of DRH. On March 27, 2009, the Company agreed to its subsidiary, AMC Group, Inc., becoming a guarantor for the related parties mentioned above in exchange for covenant waivers for AMC North Port, Inc. and AMC Riverview, Inc. (wholly owned subsidiaries). The approximate aggregate principal outstanding for the six entities was $3,055,000 as of December 31, 2008. The principal outstanding at September 30, 2009 is $2,677,960.
Area Development Agreement
The Company assumed from a related entity an “Area Development Agreement” with Buffalo Wild Wings to open 23 Buffalo Wild Wings restaurants by October 1, 2016 within the designated “development territory”, as defined by the agreement. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to development territory.
On December 10, 2008, through our wholly owned subsidiary, AMC Wings, Inc., we entered into an amendment to the Area Development Agreement (the “Amended Agreement”) with Buffalo Wild Wings International, Inc. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended by one year the time frame for completion of our obligations under the initial terms of the Area Development Agreement.
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
We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of September 30, 2009, ten (10) of these restaurants had been opened for business under the Amended Agreement, leaving 22 remaining under the Amended Agreement. Three (3) of the restaurants opened under the Amended Agreement are affiliated and seven (7) are Company owned. The other six (6) affiliated restaurants were opened prior to the initial Area Development Agreement and do satisfy of our obligations to construct restaurants under the Amended Area Development Agreement.

EXERCISE OF OPTION TO PURCHASE
We have an option to purchase the restaurants we currently manage. This option may be exercised up to and including thirty days following the two year anniversary date of the completion of the Initial Public Offering. That date is August 1, 2010. We have decided to exercise the option early, anticipated to be effective February 1, 2010. We expect to acquire these restaurants by granting a promissory note in favor or the sellers in the principal amount of the purchase price, with principal and interest at 6% per annum fully amortized over six years.
We believe that the effect of the exercise of such option to purchase on our financial statements will be as follows:
Balance Sheet
The following balance sheet elements are subject to significant changes in preparing our consolidated financial statements when the purchase option is exercised:
a.	Cash and cash equivalents (expected increases from operations).
b.	Inventories (food and supplies expected to increase).
c.	Prepaid expenses (potential increase for normal operating costs such as rent, insurance, etc., depending on timing of payments).
d.	Property and equipment (value assigned to restaurant equipment, furnishings and improvements upon acquisition).
e.	Intangible assets (value assigned upon acquisition).
f.	Trade accounts payable and accrued expenses (such as compensation costs and amounts due to vendors expected to increase).
g.	Debt (existing debt carried by the acquired restaurants and debt to be incurred to finance the purchases).
h.	Common or Preferred stock (if issued to fund the purchases).
Income Statement
The following income statement elements are expected to show significant changes in preparing our consolidated financial statements when the purchase option is exercised:
a.	Management and advertising fee revenue (will be eliminated).
b.	Food and beverage sales (expected increases as purchase options are exercised).
c.	Cost of food and beverage sales (expected to increase in proportion to increased food and beverage sales from acquired restaurants).
d.	Depreciation and amortization (expected to increase due to allowances for depreciation and amortization of assets acquired from exercise of purchase options).
e.	Interest expense (will increase as debt financing is required to finance the acquisition costs).
f.	Other operating costs (expected increases in numerous operating costs such as rent, utilities, compensation costs, etc.).
Cash Flows Statement
We expect cash flows from operating (resulting from the balance sheet and income statement changes discussed above) and investing (normal ongoing purchases of equipment and improvements for the acquired restaurants) activities to show significant increases upon exercise of the purchase option.
OPERATING AND FINANCIAL REVIEW
For the three months ended September 30, 2009 and for the nine months ended September 30, 2009, revenue was generated by the collection of management and marketing fees from service agreements with nine (9) affiliated Buffalo Wild Wings restaurants managed by AMC Group, Inc. and from the operations of seven (7) Buffalo Wild Wings restaurants and two (2) Bagger Dave’s Legendary Burgers and Fries restaurants. For the three months ended September 30, 2008 and for the nine months ended September 30, 2008 our revenue was generated from management and marketing fees charged to the nine (9) affiliated Buffalo Wild Wings restaurants and from the operations of five (5) Buffalo Wild Wings restaurants and two (2) Bagger Dave’s restaurants.

Nine Months ended September 30, 2009 and 2008
Since the following locations greatly impacted our performance, listed below are the locations and opening dates of the stores not open the full period ended September 30, 2008 but fully reporting for the period ended September 30, 2009. (BWW=Buffalo Wild Wings, BD=Bagger Dave’s).

Berkley Burgers, Inc.	Berkley, Michigan	BD	Opened January 13, 2008
AMC Grand Blanc, Inc.	Grand Blanc, Michigan	BWW	Opened March 16, 2008
AMC Troy, Inc.	Troy, Michigan	BWW	Opened July 20, 2008
AMC Petoskey, Inc.	Petoskey, Michigan	BWW	Opened August 17, 2008
Ann Arbor Burgers, Inc.	Ann Arbor, Michigan	BD	Opened August 30, 2008
AMC Flint, Inc.	Flint, Michigan	BWW	Opened December 21, 2008
AMC Port Huron, Inc.	Port Huron, Michigan	BWW	Opened June 7, 2009
REVENUE — Total revenue increased $6,658,432 or 87% for the nine months ended September 30, 2009 over the same period in 2008. The difference in revenue from the above listed restaurants for the same time period was an increase of $6,773,464 in revenue. Our other restaurants opened prior to July 1, 2008 posted a decrease in revenue of $61,226 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
COST OF SALES — Cost of goods sold (food and beverage), as a percentage of food and beverage sales, increased one percentage point from 30% in 2008 to 31% in 2009 due to the increasing market prices of chicken wings. The increase of $2,151,386 or 115% for the nine months ended September 30, 2009 compared to the same period in 2008, is due to the opening of the additional restaurants.
PAYROLL COSTS — Payroll costs increased $1,603,942 or 59% for the nine month period ended September 30, 2009 over the same period in 2008. This increase is primarily due to the additional personnel costs related to newly opened restaurants.
OPERATING EXPENSES — Total operating expense rose $5,635,107 or 71% for the nine month period ended September 30, 2009 compared to the same period in 2008. This increase in expenses reflects the inclusion of the expenses of new restaurants that were not open in the prior period.
OPERATING PROFITS — Operating profit for the nine month period ended September 30, 2009 increased $1,023,325 to $787,214 from $(236,111) recorded in the same nine month period of 2008. Our profit margin has increased largely due to the new restaurants improving their efficiency.
INTEREST EXPENSE — Interest expense increased $152,766 or 84% for the nine months ended September 30, 2009 compared to the same period in 2008. This increase is due to additional debt taken on to open new restaurants.
OTHER INCOME AND EXPENSE — Other income increased $95,022 to $74,366 for the nine month period ended September 30, 2009 compared to an expense of $20,656 for the same period ended September 30, 2008. Of this increase, $67,057 is due to the reduction of the swap liability in the first nine months of this year.
INCOME (LOSS) BEFORE INCOME TAXES — Our income before taxes increased $965,581 to $526,948 for the nine month period ended September 30, 2009 as compared to a loss of $(438,633) for the nine month period ended September 30, 2008. See the discussion above for the various causes.
INCOME TAXES — For the nine months ended September 30, 2009, there is an income tax expense recorded in the amount of $203,453 compared to an income tax benefit of $68,564 recorded for the same period of 2008.
NET INCOME (LOSS) — For the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008, net income increased $693,564 to $323,495 from a loss of $(370,069). See the discussion above for the various causes.

Three months ended September 30, 2009 and 2008
Since the following locations greatly impacted our performance, listed below are the locations and opening dates of the stores not open the full period ended September 30, 2008 but fully reporting for the period ended September 30, 2009.

AMC Troy, Inc.	Troy, Michigan	BWW	Opened July 20, 2008
AMC Petoskey, Inc.	Petoskey, Michigan	BWW	Opened August 17, 2008
Ann Arbor Burgers, Inc.	Ann Arbor, Michigan	BD	Opened August 30, 2008
AMC Flint, Inc.	Flint, Michigan	BWW	Opened December 21, 2008
AMC Port Huron, Inc.	Port Huron, Michigan	BWW	Opened June 7, 2009
REVENUE — Total revenue increased $1,620,438 or 48% during the three months ended September 30, 2009 compared to the three month period ended September 30, 2008. The difference in revenue from the above listed restaurants for the same time period accounted for approximately the entire increase.
COST OF SALES — Cost of goods sold (food and beverage) increased $547,803 or 64% for the three months ended September 30, 2009 over the same period in 2008. This relates primarily to the opening of the additional restaurants. The cost percentage of food and beverage sales, as a whole, was 31% in 2009 compared to 29% in 2008. The reason for this increase is that costs associated with fresh traditional chicken wings are up 43% year to date which encompasses 28.5% of total food and beverage sales.
PAYROLL COSTS — Our payroll costs increased $291,490 or 25% for the three months ended September 30, 2009 compared to the same period in 2008. Again, this increase is due to the addition of two additional restaurants in operation in 2009 versus 2008.
OPERATING EXPENSES — Total operating expense rose $884,874 or 24% for the three months ended September 30, 2009 compared to the same period in 2008. Operating expenses were higher due to the additional restaurants and, to a lesser extent, increased professional fees related to being a public company.
OPERATING PROFITS — Operating profit for the three months ended September 30, 2009 increased $735,564 to $443,871 from $(291,693), the profit recorded in the same period of 2008. This is largely due to efficiency improvement at the restaurants as they mature and at AMC Group as the management company is absorbing the growth at this time without adding personnel.
INTEREST EXPENSE — Interest expense increased $21,332 or 22% for the three months ended September 30, 2009 compared to the same three month period in 2008. Debt associated with the four additional restaurants is the reason for this increase.
OTHER INCOME AND EXPENSE — Other expense increased $12,457 to $16,148 for the three months ended September 30, 2009 from $3,691 for the three months ended September 30, 2008. The effect of the swap valuations resulted in other expense recognized of $11,286 for the three month period ended September 30, 2009. Swap valuations tend to decrease as LIBOR rates increase (record income) and increase as LIBOR rates decrease (record expense). LIBOR decreased approximately six basis points between June 30, 2009 and September 30, 2009.
INCOME (LOSS) BEFORE INCOME TAXES — Our income before taxes increased $701,775 to $308,983 from a loss of $(392,792) for the three month period ended September 30, 2009 compared to the same period of 2008.
INCOME TAXES — For the three months ended September 30, 2009, there is an income tax expense recorded in the amount of $135,024 compared to income tax benefit of $53,852 recorded for the same period of 2008.
NET INCOME (LOSS) — Net income increased $512,899 to $173,959 from a loss of $(338,940) for the three months ended September 30, 2009 compared to the same period in 2008.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS
Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:
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
As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.
(b)	Changes in internal controls.
Our annual report on Form 10-K noted that our internal controls in place as of December 31, 2008 were not effective to ensure that significant non-routine transactions and related disclosures were appropriately reviewed, analyzed and monitored by accounting personnel on a timely basis. To prevent this deficiency we undertook to retain the services of a technical advisor to provide advice on all material non-routine transactions. We have now retained such an advisor. Management believes this action addresses the weakness in our internal controls which we previously identified.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on our financial condition or results of operations. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

Item 1A.	Risk Factors.
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a)	Exhibits:

*3.1	Certificate of Incorporation.

*3.2	By-Laws.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 16, 2009	DIVERSIFIED RESTAURANT HOLDINGS, INC.
	By:	/s/ T. Michael Ansely
T. Michael Ansley
President, Principal Executive Officer and Director

	By:	/s/ Jason T. Curtis
Jason T. Curtis
Chief Operating Officer, Principal Financial Officer