Form 10-K
period 2009-12-27
Diversified Restaurant Holdings, Inc.
filed 2010-03-26
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-53577
DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420

(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

27680 Franklin Rd. Southfield, MI	48034

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(248) 223-9160
Securities registered under Section 12(b) of the Exchange Act:
None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value per share

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
5,806,521 common shares @ $5.25* = $30,484,235.25
*    Average of bid and ask closing prices on June 30, 2009.
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
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
18,876,000 common shares issued and outstanding as of March 26, 2010
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement of the Issuer for its June 3, 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

PART I
The Registrant, Diversified Restaurant Holdings, Inc. and its subsidiaries are referred to in this Annual Report on Form 10-K (“Annual Report”) as “Diversified”, “DRH”, “Company”, or in the nominative “we” or “us” or the possessive “our.”
Cautionary Statement Regarding Forward Looking Information
Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and the word “anticipate,” “believe,” “expect,” “estimate,” “project,” and similar expressions are generally intended to identify forward looking statements. Any forward looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in DRH’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, store openings, acquisitions, franchise sales, commodity pricing, labor costs, or developments with respect to litigation or litigation costs are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:
•	Overall economic and business conditions;

•	The success of our marketing and other initiatives to attract customers;

•	Customer preferences;

•	Competitive factors in the restaurant industry;

•	Changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

•	Fluctuations in costs of commodities;

•	The internal and external costs of compliance with laws and regulations such as Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Litigation against the Company.
ITEM 1. BUSINESS
Introduction
Diversified Restaurant Holdings, Inc. is a leading Buffalo Wild Wings® (“BWW”) franchisee that is rapidly expanding through organic growth and acquisitions. It operates 16 Buffalo Wild Wings restaurants: 11 in Michigan and five in Florida. DRH also created its own unique, full-service restaurant concept: Bagger Dave’s Legendary Burgers and Fries®, which falls within the fast-casual dining segment and was launched in January 2008. As of February 22, 2010, we owned and operated three Bagger Dave’s® restaurants in Southeast Michigan with the most recent store opening on February 21, 2010. We also have Franchise Disclosure Documents filed in Michigan, Indiana and Ohio and one filing pending in Illinois for our Bagger Dave’s concept.
Diversified Restaurant Holdings, Inc. was formed as a holding company on September 25, 2006 under the laws of the State of Nevada. We own all the stock in three wholly-owned, Michigan corporate subsidiaries that were formed in March 2007: AMC Group, Inc., AMC Wings, Inc., and AMC Burgers, Inc. AMC Group, Inc. operates as a management company and provides management services for all restaurants owned by AMC Wings, AMC Burgers and affiliates. AMC Wings, Inc. owns all restaurants developed under the Buffalo Wild Wing concept. AMC Burgers, Inc. owns all restaurants developed under the Bagger Dave’s concept. AMC Burgers, Inc. also owns Bagger Dave’s Franchising Corporation, which will be the franchisor for the Bagger Dave’s concept.

We are located at 27680 Franklin Road, Southfield, Michigan, 48034. Our telephone number is (248) 223-9160. We can also be found on the internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.
At the end of 2009, we converted to a 52/53 week fiscal year ending the last Sunday in December. Our 2009 fiscal year ended December 27, 2009 and had 361 operating days. Our 2008 and 2007 fiscal years ended December 31 of each year, and had 366 and 365 operating days, respectively.
Recent Acquisition
On February 1, 2010, subsequent to the end of fiscal year 2009, we exercised our option to acquire nine Buffalo Wild Wings® Grill & Bar locations in Michigan and Florida from affiliates of the Company for $3.1 million. Previously, DRH had a service agreement between AMC Group, Inc. and Stallion, LLC, our affiliated restaurants’ cooperative management company, to manage and operate the nine affiliated Buffalo Wild Wings restaurants. The Service Agreement called for AMC Group, Inc. to collect from Stallion, LLC a service fee up to 8.00% of the gross revenue of each restaurant under management. We received the right to exercise the purchase option as part of our initial public offering in August 2008. The acquisition of these restaurants was financed through six-year promissory notes that bear interest at 6% per year issued by the Company in favor of the sellers.
The acquired BWW Michigan stores are in Sterling Heights, Fenton, Novi, Clinton Township, Ferndale and Warren, while the Florida stores are in Brandon, Fish Hawk Ranch and Sarasota. The stores range in age from 4 years to 10 years. In 2009, these restaurants generated $24.4 million in revenue, and we received management and advertising fee revenue of $1.7 million. The acquisition of the affiliated Buffalo Wild Wings locations allows us to fully realize the economic benefits associated with these nine BWW stores in 2010 and beyond.
Background
We were founded by T. Michael Ansley, our President and CEO, in late 2004 as an operating center for seven Buffalo Wild Wings locations that Mr. Ansley owned and operated as a franchisee. Mr. Ansley opened our first affiliated BWW in December 1999, and since then has received numerous awards from BWW, including:
•	2000 Operator of the Year

•	2003 Highest Annual Restaurant Sales (Novi, Michigan)

•	2004 Jimmy Disbrow Founder’s Award

•	2004 Scott Lowery Franchise Development Award

•	2004 Highest Annual Restaurant Sales (Novi, Michigan)

•	2005 Highest Annual Restaurant Sales (Novi, Michigan)

•	2006 Highest Annual Restaurant Sales (Novi, Michigan)
In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”). The IFA’s membership consists of over 10,000 franchisees and 1,300 franchisor companies and its mission is to protect, enhance and promote franchising.
DRH was formed in 2006 to provide the framework and financial flexibility to grow both as a franchisee of BWW and to develop and grow our unique Bagger Dave’s Legendary Burgers and Fries® restaurant concept.
We originated the Bagger Dave’s® concept with our first store opening in January 2008 in Berkeley, Michigan, followed later that year with our second store in Ann Arbor, Michigan. We just opened our third store in February 2010 which is located in Novi, Michigan.

As of December 27, 2009, we operated 16 Buffalo Wild Wings in Michigan and in Florida.

Buffalo Wild Wings Restaurants	Owned		Managed	Planned	Total
2006			9		9
2007	2		9		11
2008	6		9		15
2009	7		9		16
2010	16	*	0	2	18

*	Includes acquisition of nine affiliated stores on February 1, 2010
As of December 27, 2009 we were operating two Bagger Dave’s Legendary Burgers and Fries®.

Bagger Dave’s Restaurants	Owned		Planned	Total
2008	2			2
2009	2			2
2010	3	*		3

*	Includes most-recent store opened on February 21, 2010
Restaurant Concepts
Buffalo Wild Wings
We are a franchisee for Buffalo Wild Wings, Inc. (NASDAQ: BWLD), which as of December 27, 2009, reported 652 Buffalo Wild Wing Grill & Bar® restaurants in 42 states that were either directly owned or franchised.
The restaurants combine elements of both quick casual and casual dining styles, both of which are part of a growing industry. The restaurants feature boldly-flavored, crave-able menu items in a neighborhood atmosphere with an extensive multi-media system, full bar and open layout that creates a distinctive dining experience for sports fans and families alike. The restaurants are differentiated by the social environment created and the connection created among the restaurant staff, guests and the local community. The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes. Guests have the option of watching various sporting events on projection screens or up to 40 additional televisions, playing Buzztime Trivia (formerly NTN Trivia) or playing video games. Typically, each of our BWW restaurants have 50 television displays that range in size from 27 inches to 108 inches that are generally tuned to various sporting events, especially sporting events of primary interest in the local community.
Buffalo Wild Wings® restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. The BWW menu is competitively priced between the quick casual and casual dining segments, featuring traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers and salads. The made-to-order menu items are greatly enhanced by the bold flavor profile of BWW’s 14 signature sauces, which range in flavor from Sweet BBQ™ to Blazin’®. The restaurants offer approximately 20 domestic and imported beers, wines and liquor. The award-winning food and memorable experience drives guest visits and loyalty. Our typical BWW restaurant derives approximately 75% of its revenues from food and 25% of its revenue from alcohol sales, primarily draft beer.
Bagger Dave’s Legendary Burgers & Fries®
Bagger Dave’s Legendary Burgers and Fries is our first initiative to diversify our operations by developing our own brand. The concept is focused on providing the best burgers available. Made from a never-frozen, premium beef blend, we believe our guests will be craving our beef and turkey burgers after their first bite. We have created a warm, inviting, and entertaining atmosphere through friendly and memorable guest service, historical community photos that decorate the walls and an electric train that runs above the dining room and bar areas.

Bagger Dave’s® offers a full-service restaurant and bar at a fast casual price point for friends and families in a casual, comfortable, smoke-free atmosphere. The menu features freshly made burgers accompanied by more than 30 toppings from which to choose, fresh-cut fries, and hand-dipped milkshakes. Signature items include Sloppy Dave’s BBQ™, Train Wreck Burger™, and Bagger Dave’s Amazingly Delicious Turkey Black Bean Chili™. The guiding principal of the Bagger Dave’s brand is genuine simplicity. The burgers are made from a USDA fresh premium ground beef blend with no trimmings or Michigan fresh ground turkey. The burgers come in the “Regular” (two patties) or “Small” (one patty) versions on fresh buns. Customers can choose from burger “Legends” including the Train Wreck Burger™, the Blues Burger™ and Sloppy Dave’s BBQ™ or guests have the freedom to “Create Your Own Legend” which allows you to totally customize your burger choosing from a variety of buns and more than 30 toppings, including custom house-made sauces presenting bold and exciting new flavors. In addition, burger toppings include various cheeses, bacon, egg, guacamole and a variety of complimentary toppings — sautéed mushrooms and onions, barbecue sauce, steak sauce and other standard condiments.
Beyond legendary burgers, Bagger Dave’s offers our Amazingly Delicious Turkey Black Bean Chili, a Veggie Black Bean burger, a grilled cheese sandwich, a BLT sandwich, salads and fresh-cut fries. The fries are cut in-house from Idaho potatoes and cooked in canola oil using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs. We also offer Dave’s Sweet Potato Chips™, a Bagger Dave’s specialty using fresh cut premium sweet potatoes from North Carolina. Customers can choose from our own signature dipping sauces of honey/cinnamon/sea salt mix (especially good on the sweet potato chips) or honey mustard.
To reinforce the Bagger Dave’s name and brand, our burgers, sandwiches and fries/chips are served in natural (brown) bags with our logo stamped prominently thereon and set in a cake tin.
Bagger Dave’s also offers hand dipped ice cream and milkshakes with a variety of free mix-ins.
We recently introduced a breakfast menu at the Novi location, which opened in February 2010, so it will have a three-part service day. The breakfast menu includes the freedom to create a legendary breakfast sandwich with the “Build Your Own Breakfast Sandwich” option offered with fresh, high-quality branded English muffins and the many options for toppings and sauces available for the “Create Your Own Legend.”
We believe our tagline captures it all: “Bagger Dave’s®. Legendary Tastes. Unforgettable Experience. “More information on Bagger Dave’s® can be found on our website: www.baggerdaves.com.
Growth Strategy
We firmly believe that a happy employee translates into a happy guest. A happy guest drives repeat sales and word-of-mouth marketing — two key factors that are fundamental to same store sales growth strategy. We believe that our core expertise is in the site selection, development, management, quality guest service and operation of fast casual restaurants. We plan to grow by increasing the number of restaurants in each of the two concepts we currently offer and by developing or acquiring additional concepts that can be expanded profitably.
We are an experienced operator of 16 franchised Buffalo Wild Wings® (BWW) restaurants. We currently operate eleven Buffalo Wild Wings Grill & Bar restaurants in Michigan (one in the Northern Lower Peninsula and ten in the greater Detroit Metropolitan areas of Oakland, Macomb and Genesee counties) and five in the Tampa/Sarasota, Florida region. We have a development agreement with the franchisor of Buffalo Wild Wing restaurants to open an additional 22 Buffalo Wild Wing restaurants by 2017. Twelve (12) of those restaurants are planned to be located in Michigan and ten (10) of those restaurants are planned to be located in the Tampa, Florida region. We plan to open two Buffalo Wild Wings restaurants in 2010. We plan to open one store in June of this year in Marquette, Michigan and expect to open the second later in the year in Chesterfield, Michigan. We expect to open additional stores if optimal locations are found and appropriate financing can be secured.
In 2008, we established a new restaurant concept, Bagger Dave’s Legendary Burgers and Fries®. We had two restaurants that began operations in 2008 and, on February 21, 2010, we opened our third restaurant in Novi, Michigan. If our Bagger Dave’s® concept proves to be successful, as it has with the first two stores, we plan to grow throughout the upper Midwest and, ultimately, nationally. We believe that with the three stores currently operating and the planned opening of a fourth store, we can demonstrate proof of concept and begin franchising the Bagger Dave’s concept. We currently have Franchise Disclosure Documents filed in Michigan, Indiana and Ohio and one pending in Illinois. Our plan is to continue to develop and grow this concept as we concurrently expand our Buffalo Wild Wings franchises in Michigan and Florida. We expect to maintain a 1.5 to 1 ratio of corporate-owned Bagger Dave’s to franchised operations.

Store Locations and Expansion Plans
Affiliated Buffalo Wild Wings Restaurants under Management in 2009 (Purchased Effective February 1, 2010)

			Approximate	Remodeled/
			Population in	Planned
			Five-mile	Remodeling
Opened	Location	Location Characteristics	Radius	or upgrade

December 1999	Sterling Heights, MI	6,542 square feet. Located directly in front of an AMC 30 cinema in a shopping center anchored by Walmart situated along the M-59 corridor.	228,000	July 2005, freshening is scheduled in 2010

April 2001	Fenton, MI	6,105 square feet. Located in growing community off of U.S. Highway 23, just 45 minutes from Metropolitan Detroit.	40,000	July 2006, Gen. 4.1 remodel in 2011

June 2002	Novi, MI* *Ranked number one in sales by Buffalo Wild Wings Inc. in 2003, 2004, 2005, and 2006	6,815 square feet. Located in an outdoor lifestyle entertainment center facing 1-96, beside a 20 screen Emagine cinema complex in a growing, young-affluent suburb northwest of Detroit in Oakland County.	145,000	Gen. 4.1 remodel in June 2007

December 2003	Clinton Township, MI	6,600 square feet. Stand alone restaurant located directly across the street from a Meijer Super Center in the heart of Macomb County, just north of Detroit.	303,000	Feb. 2009

June 2004	Brandon, FL	6,600 square feet. Stand alone location at the end of the Cross-town Expressway in Brandon, Florida, just east of Tampa.	198,000	June 2009

March 2005	Ferndale, MI** **Consistently ranks in top 25 national Buffalo Wild Wing system-wide sales	7,400 square feet. Located on Nine Mile Road, just north of Detroit in rejuvenated downtown Ferndale near the I-75 and I-696 interchange in the heart of Metropolitan Detroit.	459,000	June 2010

September 2005	Riverview (Fish Hawk Ranch, FL	6,400 square feet. Located a mile from a community with about 6,700 new homes. Two potential new developments may add up to 6,400 more homes over the next several years once the economy in Florida recovers.	127,000	2011 freshening

March 2006	Sarasota, FL	6,500 square feet. Located on Clark Road in Sarasota, the main artery out to Siesta Key. The location is the anchor end cap position in a small shopping center that features Moe’s, Atlanta Bread and other restaurants.	138,000	Feb. 2009

July 2006	Warren, MI*** ***Since opening ranks in top 25 Buffalo Wild Wing system-wide sales	6,800 square feet. Located directly across from the General Motors Technology Center which employs over 22,000 people in this northern Detroit suburb.	331,000	2011 freshening

Company-Owned Buffalo Wild Wings® Restaurants Operated in 2009

			Approximate	Remodeled/
			Population in	Planned
			Five-mile	Remodeling
Opened	Location	Location Characteristics	Radius	or Upgrade

August 2007	North Port, FL	6,400 square feet. Located in an end cap position of a shopping center anchored by a Super Walmart and Home Depot at Tamiami Trail (U.S. Route 41) and Sumter Road.	63,000	New

August 2007	Riverview, FL	6,400 square feet. Located in an end cap position of a shopping center anchored by a Sweet Bay (grocery store) and Office Max on Big Bend Road at U.S. 301 just off I-75. Other tenants include Five Guy’s Famous Burgers and Fries, Panera Bread, Fifth Third Bank, and Panda Express among several others.	66,000	New

March 2008	Grand Blanc, MI	6,000 square feet. Located in an out building directly in front of a new 14 screen movie theater with an IMAX theater (NCG Trillium Cinema). A Target, JCPenney and many other specialty shops are proposed for this shopping center which is about a mile off of I-75 just south of Flint, MI near Genesys Hospital (employs 3,000).	56,000	New

August 2008	Petoskey, MI	6,200 square feet. Located in an end cap position in a Lowe’s-anchored shopping center, near an adjacent Walmart, Home Depot, Cinema and new $160 million Victory Casino.	14,000 Tourism	New

July 2008	Troy, MI	7,500 square feet. Located on Big Beaver Road at John R Road in a densely populated suburb of Detroit. The Troy Sports Complex anchors the center with 4 NHL size hockey rinks for recreational activities and leagues. Also in the center is Starbucks, Einstein Bagels, Olga’s Kitchen, Verizon Wireless, Kroger and many more.	258,000	New

December 2008	Flint, MI	6,400 square feet. Located in an end cap position in a strip mall anchored by TJ Maxx and Hobby Lobby and directly across the street from the Genesee Valley Center, a large regional indoor mall with Sears, Macy’s and JCPenney.	105,000	New

July 2009	Port Huron, MI	6,500 square feet. Located on M-25, a main thoroughfare just North of Port Huron, MI in an end cap position in a strip mall directly across the street from the Birchwood Mall, a large regional indoor mall with Sears, Macy’s, Target and JC Penny as anchors. There is also a 10 screen movie theater at the mall.	49,000	New

BWW Restaurants under Development — Planned Opening in 2010
We plan to open two Buffalo Wild Wing® restaurants in 2010, the first in Marquette, Michigan and the second in Chesterfield Township, Michigan. We plan to fund the startup of these restaurants through our current capital resources and by loans from either existing lending sources or other suitable funding sources. These loans will be recorded as liabilities on our balance sheet and the furniture, equipment and leasehold improvements will be recorded as capital assets on the balance sheet of each separate affiliated legal entity that owns the restaurant. The financial statements of these wholly-owned subsidiaries will be combined with our balance sheet on a consolidated basis for reporting purposes. We are also looking for opportunities to open a third Buffalo Wild Wings location in 2010.
Company-Owned Bagger Dave’s® Restaurants in 2009 and Early 2010

			Approximate
			Population in
			Five-mile
Opened	Location	Location Characteristics	Radius

January 2008	Berkley, MI	3,472 square feet. Located on Coolidge Highway near Twelve Mile Rd. in a stand-alone location. One of the densest areas in Metro Detroit, with approximately 16,000 residents within one mile. Nearby is William Beaumont Hospital, which employs close to 12,000 employees.	331,000

August 2008	Ann Arbor, MI	3,800 square feet. Located in shopping center on Eisenhower Blvd. near Ann Arbor-Saline Rd. across from a new Whole Foods and an REI. One mile from University of Michigan stadium and 1/2 mile from large, popular shopping mall. High performing Panera Bread anchors the center.	150,000

February 2010	Novi, MI	4,200 square feet. Located on an end cap position with patio space in the Novi Town Center shopping complex at the corner of Grand River Ave. and Novi Road. This is a high traffic center that includes Potbelly, Biggby Coffee, AT&T Cellular, Pei Wei and Bonefish restaurant. This restaurant also offers a newly designed breakfast service option.	150,000
Bagger Dave’s® Restaurants — Future Development
Management continuously searches for premium locations suitable to new restaurant development and may open a fourth Bagger Dave’s in 2010 if the appropriate location and funding can be secured.
Site Selection
We conduct extensive analysis to determine the location of each new restaurant. Proximity to businesses (office buildings, movie theaters, manufacturing plants, hospitals, etc) and leveraging high-traffic venues are a key success criteria for our business.
We prefer a strong end-cap position in a well-anchored shopping center or life style entertainment center. Movie theaters are also a major traffic driver for the Buffalo Wild Wings Grill & Bar® concept. Three of our locations are directly beside or in front of movie theaters. However, we do not rule out freestanding locations if the opportunity meets certain economic criteria. We operate two stand-alone building locations at this time.

With our Bagger Dave’s Legendary Burgers & Fries®, we have applied similar criteria with a focus on lunch and breakfast traffic opportunities. Designed to be a smaller, family-oriented restaurant with an English pub type atmosphere the signature food item is the “Create Your Own Legend” burger and breakfast sandwich that can be built with a wide array of toppings and our own signature sauces.
Restaurant Operations
We believe that high quality restaurant management, valuing our employees, and providing fast, friendly service to our guests will be the keys to our continued success.
Management and Staffing. When a restaurant is opened, we imbed our core values: cleanliness, service and organization. Extraordinary efforts are devoted to ensuring that all stores exemplify these ideals, making it a part of our corporate culture. Our restaurants are generally staffed with one manager and between two and four assistant managers. The manager has responsibility for day-to-day operations and is responsible for maintaining the standards of quality and performance we have established. We have regional managers to supervise the operation of our restaurants including the continuing development of each restaurant’s management team. Through regular visits to the restaurants, the regional managers ensure adherence to all aspects of our concept, strategy and standards of quality. We also have Secret Shoppers that regularly visit our restaurants and provide customer satisfaction scores which each restaurant is graded on monthly.
Training and Development. Successful restaurant operations, customer satisfaction, quality and cleanliness begin with the employee — a key component of our strategy. Consequently, we pride ourselves on well organized training and very competitive incentive programs, many of which we believe are unparalleled in the restaurant industry.
Aside from very competitive base salaries and benefits, management in incentivized with a strong performance-based bonus program. We also provide group health insurance and tuition reimbursement programs.
We emphasize growth from within the organization as much as possible, giving our employees the opportunity to develop and advance. This philosophy helps build a strong loyal management team with, we believe, better employee retention than our competitors. However, when necessary, we will hire from the outside, but we will only hire candidates that meet or exceed our stringent criteria.
Restaurants. We typically operate BWW restaurants of around 6,000 square feet in size based on our assessment of the population and opportunity in the area. We have a continuous capital improvement plan for our restaurants and plan major renovations every 5 years. Nine of our 16 Buffalo Wild Wing® restaurants are current with Generation 4.1 design criteria, three will be freshened-up in 2010 and one is scheduled for a Buffalo Wild Wings® Generation 4.1 upgrade in 2011. The improvements will include high definition flat screen televisions and projectors. We also attempt to increase seating capacity whenever possible.
Bagger Dave’s® will have a typical footprint of approximately 3,500 to 4,500 square feet plus an outside seating area where feasible. We plan to establish this concept in the Detroit Metropolitan market and then expand it throughout the Midwest, with an ultimate goal of possibly franchising the concept nationally. We have added breakfast at our newest store that opened in February 2010 and plan to offer a breakfast menu at our other locations as well. We can add breakfast with limited impact on hourly labor costs and only 12-15 additional food items. With the exception of coffee equipment, no additional kitchen equipment investment is required.
Metrics. We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, ticket times, table turns, guest satisfaction, secret shopper scores, Guest Experience Management (GEM) scores obtained through guest feedback via the internet, hourly labor cost, and cost of sales (COS).
Purchasing and Quality
Our purchasing operations for the BWW restaurants is primarily through channels established by Buffalo Wild Wings corporate operations. We do, however, negotiate directly with most of these channels as to price and delivery terms. Where we purchase directly, we seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. For Bagger Dave’s, we have been able to leverage our BWW purchasing power and develop supply sources at a more reasonable cost than would be expected for a smaller restaurant concept.

To maximize our purchasing efficiencies, our centralized purchasing staff typically negotiates fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price based contracts.
Marketing and Advertising
In 2009, we spent an approximately 2% of all restaurant sales on marketing efforts. Charitable donations in our communities and developing local public relations is a major component of our marketing efforts. We support programs that build traffic at the grass roots level. During 2009, we participated in numerous local store marketing events for both Buffalo Wild Wings and Bagger Dave’s throughout the communities that we service.
Buffalo Wild Wings®. We pay a marketing fee to Buffalo Wild Wings equal to 3% of revenue. Also the restaurants that are located in the Metropolitan Detroit, Michigan market contribute approximately 0.5% of revenue to the regional cooperative of franchisees, which is included in our 2% annual marketing budget. We have established the BWW restaurants we manage in the Michigan and Florida markets through coordinated local store marketing efforts and operating strengths that focus on the guest experience. We constantly strive to improve our operational efficiency with comprehensive training designed to enhance the service level to our guests, in order to increase location sales and the corresponding service fee revenue. Our BWW locations have also benefited from increasing brand awareness of Buffalo Wild Wings, which is supported by national advertising on ESPN and CBS during key sports seasons, such as football and the March Madness NCAA basketball tournaments.
Our Buffalo Wild Wings stores participated in more than 30 local events in 2009 including the Oak Apple Run (Royal Oak, Michigan), the Woodward Dream Cruise (Ferndale, Michigan), the Boys and Girls Club Walk (Royal Oak, Michigan), the Children’s Leukemia Walk (in Milford and Petoskey, Michigan), Sterling Fest (in Sterling Heights, Michigan), SudsFest (in Tampa, Florida), the Taste of Brandon (Brandon, Florida) and the Sarasota Pumpkin Festival (Sarasota, Florida). In addition, we sponsored more than 50 sports teams and held more than 80 fundraising nights, raising more than $8,000 for local non-profit organizations.
Bagger Dave’s®. The advertising and marketing plan for developing the Bagger Dave’s® brand relies on local media, specials, promotions and community events. We are also building our marketing reach with our current guests through such efforts as an email and social media platforms. We strongly believe that a large part of Bagger Dave’s® growth has been accomplished through word-of-mouth.
Bagger Dave’s participated in more than 10 events in the communities we service including the Oak Apple Run (Royal Oak, Michigan), the Woodward Dream Cruise (Ferndale, Michigan), the Boys and Girls Club Walk (Royal Oak, Michigan), the Children’s Leukemia Walk (in Milford, Michigan). Bagger Dave’s also sponsored local sports teams and held various fundraising nights at their locations.
Information Technology
We believe that technology can help to provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis and ease and speed of guest service. We have an integrated information system that manages the flow of information from each restaurant to the corporate offices. The systems are designed for improving operating efficiencies, enable rapid analysis of marketing and financial information, and reduce administrative time. We are equipping our Bagger Dave’s restaurants with the ability for guests to order on line and pick up their order at their convenience.
Competition
Competition in the restaurant industry is intense. Because the nature of our restaurant concepts are “fast casual,” we compete with both national casual dining chains, such as Applebee’s, T.G.I. Friday’s and Chili’s, as well as national fast food chains, such as McDonald’s, Burger King and Arby’s, and local chains and independently-operated restaurants. Competition in the casual dining and fast food segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. There is also intense competition for real estate sites, qualified management personnel and hourly restaurant staff. Many of our competitors have been in existence longer than we have and they may be better established in markets where we are currently or may be located in the future. Further, many of these competitors have greater financial and other resources and more established market presence. Accordingly, we must plan to continually evolve our restaurants, maintain high quality standards and treat our guests in a manner that encourages them to return. We have an advantage with the Buffalo Wild Wings restaurants because as they grow their brand and expand nationally, it helps our marketing efforts. With the Bagger Dave’s concept, we focus on the underdeveloped, mid-range price point sector of the restaurant industry, bracketed on the low end by Wendy’s and at the upper end by Red Robin. Our pricing communicates value to the guest in a comfortable, welcoming atmosphere providing full-service, unlike many competitors in the fast-casual segment.

Employees
As of December 27, 2009, we had 413 employees consisting of 395 employees at our restaurants and 18 employees at our corporate offices. None of our employees are covered by a collective bargaining agreement. We strive to promote from within and provide highly competitive wages and benefits. We value our employees and their input and believe this philosophy contributes to a low turnover ratio, even at the hourly wage level, relative to industry standards.
Trademarks, Service Marks and Trade Secrets
Our domestically-registered trademarks and service marks include, among others, Bagger Dave’s Legendary Burgers & Fries®, Sloppy Dave’s BBQ®, Train Wreck Burger®, Bagger Dave’s Amazingly Delicious Turkey Black Bean Chili™, and Dave’s Sweet Potato Chips™. We place considerable value on our trademarks, service marks and trade secrets and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s® restaurant concept. We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts. Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our efforts to market our brands.
The Buffalo Wild Wings® registered service mark is owned by Buffalo Wild Wings, Inc.
Available Information
We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically. Additionally, such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.
We maintain a corporate Internet website at www.diversifiedrestaurantholdings.com. On our website, we make available, free of charge, certain key documents that we have filed with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Proxy Materials related to our Annual Meeting of Shareholders. Our website also features a hyperlink to a portion of the SEC’s website where all of the reports we have filed with or furnished to the SEC may be accessed free of charge. None of the other information found on our website is incorporated into this Annual Report or any other report we file with, or furnish to, the SEC.
ITEM 1A. RISK FACTORS
The following risk factors could affect our business, financial condition and/or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because they could cause the actual results and conditions to differ materially from those projected in our forward-looking statements. Before you buy our common stock, you should know that investing in our common stock involves risks, including the risks described below. The risks that are highlighted below are not the only ones we face. If the adverse effects referred to in any of these risks actually occur, our business, financial condition or operations could be adversely affected. In that case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment.
We May Not Be Able To Manage Our Growth
Our Company’s expansion strategy will depend upon our ability to open and operate additional restaurants profitably. The opening of new restaurants will depend on a number of factors, many of which are beyond our control. These factors include, among others, the availability of management, restaurant staff and other personnel, the cost and availability of suitable restaurant locations, cost effective and timely planning, design and build-out of restaurants, acceptable leasing or financial terms, acceptable financing and securing required governmental permits. Although we have formulated our business plans and expansion strategies based on certain assumptions, we anticipate that, as with most business ventures, we will be subject to changing conditions. Our assessments regarding timing and the opening of new restaurants as well as a variety of other factors may not prove to be correct, and/or such new restaurants may not be operated profitably.

Uncertainty of Market Acceptance
In the course of expansion of our concepts, we will enter new markets in which we may have limited operating experience. There can be no assurance that we will be able to achieve success in our new markets or in our new stores. New restaurants typically require several months of operation before achieving normal profitability. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the adverse effects on revenue and profit margins may be greater and more prolonged than anticipated.
Competition
The food service industry is intensely competitive. Because of the nature of our concept as “fast casual,” we will compete with national casual dining chains, such as Applebee’s, T.G.I. Friday’s and Chili’s, national fast food chains, such as McDonald’s, Burger King and Arby’s, as well as local chains and independently-operated restaurants. Competition in the casual dining and fast food segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. There is also intense competition for real estate sites, qualified management personnel and hourly restaurant staff. Some of our competitors have been in existence longer than we have and they may be better established in markets where we are currently or may be located in the future. Further, many of these competitors have greater financial and other resources and a more established market presence than we have.
Government Regulations
The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements. Termination of the liquor license for any restaurant would adversely affect the revenues of that restaurant and the failure to obtain such licenses would adversely affect our expansion plans. We are also subject to laws governing our relationships with employees, including benefit, wage and hour laws, and laws and regulations relating to workers’ compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. If legislation is enacted to remove the tip credit (the difference between minimum wage and tipped employee minimum wage), our cost of labor would increase dramatically and adversely affect our profits. In certain states we may be subject to “dram-shop” statutes, which generally provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. While we carry liquor liability coverage, a judgment against us under a dram shop statute in excess of our insurance coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on us. Failure to comply with any of these regulations or increases in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect us.
Unionization of the Hourly Work Force
The possible enactment of the Employee Free Choice Act (EFCA) could have a material impact on our business. This proposed “card check” legislation would eliminate our Team Members’ fundamental right to a private ballot election in deciding whether or not to join a union. If the law resulted in the unionization of our workforce, it would increase our costs significantly and reduce our ability to generate a profit.
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

Need For Additional Financing
We currently plan to open between two (2) and four (4) new restaurants in 2010. The Company anticipates that cash from operations, equipment leasing, lender based financing and landlord construction contributions (when available) will be sufficient to fund our expansion plans for 2010. These estimates may prove to be inaccurate. Availability of credit may be limited due to the unstable U.S. economy and tighter restrictions placed on traditional lending sources. To continue our expansion at the same or a higher level, we anticipate that additional funding will be necessary. We may not be able to obtain such additional financing or we may not be able to obtain it on favorable terms.
Dependence on Key Personnel
Our ability to develop and market our products and to maintain a competitive position depends, in large part, on our ability to attract and retain qualified personnel. There can be no assurance that we will be able to attract and retain such personnel. In particular, we are presently dependent upon the services of T. Michael Ansley, David G. Burke and Jason T. Curtis. We do not have employment agreements with any of our employees. Our inability to retain the full-time services of any of these people or attract other qualified individuals could have an adverse effect on us, and there would likely be a difficult transition period in finding replacements for any of them.
Trademarks, Service Marks and Trade Secrets
We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our intellectual property. We may not be successful in enforcing our intellectual property rights. Our intellectual property may not have the value we believe it holds and may be determined to violate or infringe the property rights of others if our rights are challenged. Any of the foregoing adverse results could materially and negatively impact our financial condition and operations.
Adverse Effect of Undesignated Stock and Anti-Takeover Provisions
Our authorized capital includes 10,000,000 shares of “blank check” preferred stock. Accordingly, our Board of Directors has the authority to issue any or all of the shares of preferred stock, including the authority to establish one or more series, and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval. Further, as a Nevada corporation, the Company is subject to provisions of the Nevada Business Corporations Act (“NBCA”) regarding “control share acquisitions” and “business combinations.” In the future, we may consider adopting anti-takeover measures. The authority of the Board to issue undesignated stock and the anti-takeover provisions of the NBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in our control which is not approved by management and the Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of Common Stock may also be affected. See “Description of Securities.”
No Assurance of Profitability
We may experience operating losses as we develop and implement our business plan. As a result, we may not be able to achieve or maintain profitability.
Possible Issuance of Additional Shares without Stockholder Approval Could Dilute Stockholders
As of the date of this Annual Report, we have an aggregate of 18,876,000 shares of common stock outstanding. In addition, our directors have a total of 144,000 options to purchase shares of common stock at $2.50 per share,. Of these options, 94,000 are fully vested as of the date of this Annual Report and 50,000 will vest on July 30, 2010. Although there are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into any such shares, if any shares are issued in the future, they would further dilute the percentage ownership of our common stock held by our stockholders.

Penny Stock Regulations Could Inhibit the Trading Of Our Stock in the Secondary Market
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is furnished by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:
•	deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the customer with current bid and offer quotations for the penny stock;

•	explain the compensation of the broker-dealer and its salesperson in the transaction;

•	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and

•	make a special written acknowledgment that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.
These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our share price drops below $5.00, our shares could be subject to the penny stock rules. As such, investors might find it more difficult to sell their shares.
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
An Increase in the Cost of Our Food Products Could Adversely Affect Our Operating Results
Our primary food products are fresh chicken wings and ground beef. Any material increase in the cost of fresh chicken wings or ground beef could adversely affect operating results. Our cost of sales could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken and beef products. We also depend on our franchisor, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost. Chicken wing prices averaged $1.69 per pound in 2009, $0.44 per pound higher than the average of $1.25 in 2008. Our franchisor’s chicken wing purchase contract expired after the March 2008 quarter and we are currently buying product at the spot rate. Wing costs averaged $2.02 per pound in January and February, 2010. This increase will negatively impact our profits in the first quarter of 2010.
Failure to Gain Acceptance in Florida Could Have a Negative Impact on Our Operations
The Buffalo Wild Wings concept may not gain acceptance in the Florida market. If we fail to gain acceptance in the Florida market, this could impede our financial performance.
The Bagger Dave’s Concept May Not Be Accepted
The Bagger Dave’s concept developed by us may not be accepted. If the public does not accept the Bagger Dave’s concept, this would have a severe negative impact on our financial performance.

If We Are Unable To Open New Restaurants in a Timely Manner, We May Suffer Negative Consequences
If we are unable to successfully open new restaurants in a timely manner, our revenue growth rate and profits may be adversely affected. We must open restaurants in a timely and profitable manner to successfully expand our business. In the past we have experienced delays in restaurant openings and we may face similar delays in the future. These delays may trigger financial penalties by the franchisor as provided in Area Development Agreements. These delays may not meet market expectations, which may negatively affect our stock price. Further, future restaurants may not meet operating results similar to those of existing locations. Our ability to expand successfully will depend on the following factors:
•	Locating and securing quality locations in new and existing markets;

•	Negotiating acceptable leases or purchase agreements;

•	Securing acceptable financing for new locations;

•	Cost effective designs by us and franchisors;

•	Timely planning and build-out of restaurants;

•	Obtaining and maintaining required local, state and federal government approvals and permits related to construction of the restaurants and the sale of food and alcoholic beverages;

•	Creating brand awareness in new markets; and

•	General economic conditions.
The Opening of Other Restaurants Close To Our Existing Restaurants May Reduce Our Operating Performance
New restaurants added to our existing markets, whether by us, other franchisees or the franchisor may take sales away from our restaurants. We intend to open restaurants in our existing markets and this may impact revenues earned by our existing restaurants. Also, the franchisor or other franchisees could open restaurants in neighboring territories that may affect the sales of our existing restaurants as well. These activities may reduce overall operational performance.
Actions by the Franchisor Could Negatively Affect Our Business and Operating Results
Our BWW restaurant business depends in part on decisions made by our franchisor. For example, these decisions affect marketing and product costs. Business decisions made by our franchisor could adversely impact our operating performance.
Compliance with the Sarbanes-Oxley Act May Be Costly
As we move forward, we may have to continue to implement accounting procedures to comply with the Sarbanes-Oxley Act of 2002. These procedures may require us to incur substantial audit and internal control related expenses in the future.
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

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact Our Business
The success of our business depends, in part, upon the popularity of both Buffalo, New York-style chicken wings and hamburgers. We also depend on trends of consumers eating away from home more often. Shifts away from these current trends could impact our sales negatively. These shifts may include consumer dietary changes as they avoid foods with high cholesterol, fat or carbohydrate content, which are offered on our menus. Negative publicity related to these issues could also impact our financial performance. Smoking bans by state or local governments could adversely affect our performance as well. Michigan has enacted a smoking ban which goes into effect May 1, 2010. Economic conditions could affect consumer discretionary spending, which could impact the amount of money they have to spend in our restaurants, again negatively impacting our revenue and profits.
We Are Susceptible To Adverse Trends and Economic Conditions in Michigan and Florida
The Michigan economy is tied to a large degree to the automotive industry. This area is susceptible to strikes, industry lay-offs and general economic contraction, which could negatively affect customer counts and consumer discretionary spending, and which in turn would adversely impact our revenue and profits. The Florida economy is heavily tied to the real estate market. Any continued decline in the residential real estate market may have a negative impact on our individual customer base, whether through loss of value or lack of new construction jobs, and may result in decreased sales at our Florida locations.
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
Our Current Insurance May Not Provide Adequate Levels of Coverage against Claims
We currently maintain insurance that is customary and required in our franchise agreements and leases. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against, such as losses due to natural disasters or terrorism. Such damages from loses may cause direct economic impact to us and our restaurants.
Improper Food Handling May Adversely Affect Our Business
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

ITEM 2. PROPERTIES
We do not own any real property for use in our operations or otherwise. We do rent space from third parties on the terms described more specifically below:

		Monthly
Location	Landlord	Rent	Lease Ends	Options

Company Headquarters 21751 W. Eleven Mile Rd Ste 208 Southfield, MI 48076	David M. Tisdale & Company	$3,835	4/30/2010	none

AMC North Port, Inc. 4301 Aiden Lane North Port, FL 34286	North Port Gateway, LLC	$6,129	8/5/2017	Two 5 year Options

AMC Riverview, Inc. 10605 Big Bend Road Riverview, FL 33569	Shoppes of Southbay, LLC	$9,600	8/27/2017	Two 5 year Options

Berkley Burgers, Inc. 2972 Coolidge Ave. Berkley, MI 48072	TM Apple, LLC (affiliate)	$6,306	1/13/2023	Three 5 year Options

AMC Grand Blanc, Inc. 8251 Trillium Circle #102 Grand Blanc, MI 48439	Trillium Circle, LLC	$10,282	3/16/2018	Two 5 year Options

AMC Troy, Inc. 1873 East Big Beaver Rd. Troy, MI 48083	Troy Sports Center, LLC	$13,750	9/1/2018	Two 5 year Options

AMC Petoskey, Inc. 2180 Anderson Rd. #150 Petoskey, MI 49770	Terra Management Company	$9,042	8/9/2018	Two 5 year Options

Ann Arbor Burgers, Inc. 859 W. Eisenhower Parkway Ann Arbor, MI 48103	8600 Associates Limited Partnership	$6,899	6/28/2018	Two 5 year Options

AMC Flint, Inc. 3192 S. Linden Road Flint, MI 48507	Ramco Gershenson Properties Trust	$4,800	12/21/2018	Three 5 year Options

AMC Port Huron, Inc. 4355 24th Avenue, Suite 1 Port Huron, MI 48059	Port Builders, Inc. et al	$6,500	6/1/2019	Three 5 year Options
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. The Company’s common stock is traded on the OTC Bulletin Board under the symbol DFRH; however, trading in our stock is very limited, and there are no assurances that this trading market will expand or even continue. Our stock was granted a trading symbol on October 6, 2008 and during the quarter ending December 27, 2009, the range of bid prices was $4.00 to $5.40. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions. The Company’s transfer agent is Fidelity Transfer Company, 8915 S. 700 E, Suite 102, Sandy, Utah 84070.
Holders. As of March 26, 2010, there were approximately 123 record holders of 18,876,000 shares of the Company’s common stock.
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
Securities Authorized for Issuance Under Equity Compensation. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.
Recent Sales of Unregistered Securities. During the fourth quarter of 2009, the twelve warrant holders listed below exercised warrants to purchase the Company’s common stock. The warrants were originally granted in connection with a private placement made by the Company in November 2006 prior to registration. These sales were similarly made pursuant to a private placement exemption from registration. Each of the warrants was exercised at the exercise price of $1.00 per share of our common stock for the consideration and on the date listed below:

		Shares of Common
Investor	Date of Purchase	Stock Acquired	Consideration Paid

Eric Samuelson	November 30, 2009	150,000	Surrender and forgiveness of $150,000 note granted to Mr. Samuelson by the Company in exchange for loan from Mr. Samuleson to the Company of $142,500

David Ligotti	November 30, 2009	100,000	Surrender and forgiveness of $100,000 note granted to Mr. Ligotti by the Company in exchange for loan from Mr. Ligotti to the Company of $95,000

		Shares of Common
Investor	Date of Purchase	Stock Acquired	Consideration Paid

Gregory Stevens	November 30, 2009	100,000	Surrender and forgiveness of $100,000 note granted to Mr. Stevens by the Company in exchange for loan from Mr. Stevens to the Company of $95,000

John Bowling	December 30, 2009	100,000	$100,000 cash

John R. Burke	November 27, 2009 and December 30, 2009 (50,000 ea)	100,000	$100,000 cash

Bruce Stewart	November 24, 2009	50,000	$50,000 cash

Norma Stewart	November 24, 2009	50,000	$50,000 cash

Edie Dopking	December 8, 2009	50,000	$50,000 cash

Kenneth Bush	December 30, 2009	25,000	$25,000 cash

John Eric Bush	December 30, 2009	25,000	$25,000 cash

Steve Waddle	December 30, 2009	25,000	$25,000 cash

Larry Timmons	December 30, 2009	25,000	$25,000 cash
On July 30, 2007, each member of the Board of Directors was granted 30,000 stock options that vest ratably over three years and expire after six years. The option price is $2.50 per share. As of March 26, 2010, Directors with 20,000 vested and unexercised options include T. Michael Ansley, Gregory Stevens, David G. Burke and David Ligotti. Director Jay Alan Dusenberry exercised his option to purchase 6,000 shares of our common stock at $2.50 per share on October 12, 2009 pursuant to a private placement exemption. Mr. Dusenberry has 14,000 vested and unexercised options as of March 26, 2010.
ITEM 6. SELECTED FINANCIAL DATA
Not Applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Discussion and Analysis of Financial Condition and Results of Operation included at pages F-1 through F-9 of this Annual Report is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Accounting Firm included at pages F-10 through F-32 of this Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Audit Committee of the Board of Directors of Diversified Restaurant Holdings, Inc. annually considers and recommends to the Board the selection of independent public accountants. On April 21, 2009 after an evaluation process as recommended by DRH’s Audit Committee, the Board of Directors appointed Silberstein Ungar, PLLC (“SU”, formerly known as Maddox Ungar Silberstein, PLLC) as DRH’s independent auditors for the 2009 fiscal year, replacing Rehmann Robson, PC (“Rehmann”).
This action effectively dismissed Rehmann as the Company’s independent auditor for the fiscal year that commenced on January 1, 2009. The report of Rehmann on the Company’s consolidated financial statements for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
For the year December 31, 2008, there were no disagreements with Rehmann on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Rehmann’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports
For the years ended December 31, 2008 and prior, neither the Company nor anyone on the Company’s behalf consulted SU with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.
ITEM 9A(T). CONTROLS AND PROCEDURES
As of December 27, 2009, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 27, 2009.
There have been no significant changes in our internal controls over financial reporting during the quarter ended December 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2009. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2009. Refer to page F-12 for management’s report.
This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” in the definitive Proxy Statement of the Company for our June 3, 2010 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 26, 2010, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information presented under the captions “Executive Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information presented under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information presented under the captions “Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information presented under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following financial statements and report of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:
Report of Independent Registered Public Accounting Firm dated March 25, 2010 — Silberstein Ungar, PLLC

Report of Independent Registered Public Accounting Firm dated March 30, 2009 — Rehmann Robson, P.C.

Consolidated Balance Sheets — December 27, 2009 and December 31, 2008

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the reports of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable
(b) Exhibits:
Index to Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1
Certificate of Incorporation is incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007.

3.2
Amended and Restated Certificate of Incorporation is incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007.

3.3	By-laws are incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007.

4.0	Stock Certificate is incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007.

10.1
Buffalo Wild Wings Retail Center Lease dated December 7, 2009 between our subsidiary, AMC Marquette, Inc., and Centrup Hospitality, LLC is incorporated by reference to exhibit 10 of our Form 8-K filed December 11, 2009.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.2
Buffalo Wild Wings Retail Center Lease dated December 2, 2009 between our subsidiary, AMC Chesterfield, Inc., and Chesterfield Development Company, LLC is incorporated by reference to exhibit 10 for our Form 8-K filed December 7, 2009.

10.3
Buffalo Wild Wings Franchise Agreement dated October 20, 2009 between our subsidiary, AMC Marquette, Inc., and Buffalo Wild Wings International, Inc. is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 26, 2009.

10.4
Buffalo Wild Wings Franchise Agreement dated October 20, 2009 between our subsidiary, AMC Chesterfield, Inc., and Buffalo Wild Wings International, Inc. is incorporated by reference to exhibit 10.2 of our Form 8-K filed October 26, 2009.

10.5
Master Lease Agreement dated September 9, 2009 between our subsidiary, Troy Burgers, Inc., and Novi Town Center Investors, LLC is incorporated by reference to exhibit 10 of our Form 8-K filed September 10, 2009.

10.6
Master Lease Agreement dated February 12, 2009 between our subsidiary, AMC Flint, Inc., and CoActiv Capital Partners, Inc. is incorporated by reference to exhibit 10 of our Form 8-K filed February 17, 2009.

10.7
Buffalo Wild Wings Amendment to Area Development Agreement dated December 10, 2008 between our subsidiary, AMC Wings, Inc., and Buffalo Wild Wings International, Inc. is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2008.

10.8	Loan and Security Agreement dated June 12, 2008 between our subsidiary, AMC Troy, Inc., and Charter One Bank is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 29, 2008.

10.9	Term Note dated June 12, 2008 between our subsidiary, AMC Troy, Inc., and Charter One Bank is incorporated by reference to exhibit 10.2 of our Form 8-K filed July 29, 2008.

10.10	Loan and Security Agreement dated June 25, 2008 between our subsidiary, AMC Petoskey, Inc., and Charter One Bank is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 29, 2008.

10.11	Term Note dated June 25, 2008 between our subsidiary, AMC Petoskey, Inc., and Charter One Bank is incorporated by reference to exhibit 10.2 of our Form 8-K filed July 29, 2008.

10.12
Buffalo Wild Wings Franchise Agreement dated July 1, 2008 between our subsidiary, AMC Port Huron, Inc., and Buffalo Wild Wings International, Inc. is incorporated by reference to exhibit 10 of our form 8-K filed July 8, 2008.

10.13
Buffalo Wild Wings Franchise Agreement dated July 1, 2008 between our subsidiary, AMC Flint, Inc., and Buffalo Wild Wings International, Inc. is incorporated by reference to exhibit 10 of our form 8-K filed July 8, 2008.

10.14
Commercial Security Agreement dated June 20, 2008 between our subsidiary, Ann Arbor Burger, Inc., and Home City Federal Bank of Springfield is incorporated by reference to exhibit 10.1 of our form 8-K filed July 7, 2008.

10.15
Promissory Note dated June 20, 2008 between our subsidiary, Ann Arbor Burger, Inc., and Home City Federal Bank of Springfield is incorporated by reference to exhibit 10.2 of our form 8-K filed July 7, 2008.

10.16
Line of Credit Agreement dated June 30, 2008 between our subsidiary, Ann Arbor Burger, Inc., and Home City Federal Bank of Springfield is incorporated by reference to exhibit 10.3 of our form 8-K filed July 7, 2008.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.17
Retail Center Lease dated June 30, 2008 between our subsidiary, AMC Port Huron, Inc., and Port Builders, Inc., Walter Sparling and Mary L. Sparling is incorporated by reference to exhibit 10 of our form 8-K filed July 7, 2008.

10.18	Retail Center Lease dated June 30, 2008 between our subsidiary, AMC Flint, Inc., and Ramco-Gershenson Properties, L.P. is incorporated by reference to exhibit 10 of our form 8-K filed July 7, 2008.

10.19	Loan and Security Agreement dated June 25, 2008 between our subsidiary, AMC Petoskey, Inc., and Charter One Bank is incorporated by reference to exhibit 10.1 of our form 8-K filed June 30, 2008.

10.20	Term Note dated June 25, 2008 between our subsidiary, AMC Petoskey, Inc., and Charter One Bank is incorporated by reference to exhibit 10.2 of our form 8-K filed June 30, 2008.

10.21	Loan and Security Agreement dated June 12, 2008 between our subsidiary, AMC Troy, Inc., and Charter One Bank is incorporated by reference to exhibit 10.1 of our form 8-K filed June 18, 2008.

10.22	Term Note dated June 12, 2008 between our subsidiary, AMC Troy, Inc., and Charter One Bank is incorporated by reference to exhibit 10.2 of our form 8-K filed June 18, 2008.

10.23	Form of Offering Escrow Agreement dated November 1, 2007 between our Company and RBS Citizens, N.A. is incorporated by reference to exhibit 10.1 of our form SB-2/A filed October 23, 2007.

10.24	Form of Stock Option Agreement, dated July 30, 2007, entered into by and between the Company and Directors Gregory Stevens, T. Michael Ansley, Jay Alan Dusenberry, Jason T. Curtis and David Ligotti

14	Code of Ethics is incorporated by reference to our Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 27, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 27, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 26, 2009

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director and Chairman of the Board
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ T. Michael Ansley	Dated: March 26, 2010
T. Michael Ansley
President, Chief Executive Officer, Director and Chairman of the Board

/s/ David G. Burke David Gregory Burke	Dated: March 26, 2010
Treasurer, Chief Financial Officer, Director

/s/ Jason T. Curtis Jason T. Curtis	Dated: March 26, 2010
Chief Operating Officer

/s/ Jay Alan Dusenberry Jay Alan Dusenberry	Dated: March 26, 2010
Secretary, Director

/s/ David Ligotti David Ligotti	Dated: March 26, 2010
Director

/s/ Gregory J. Stevens Gregory J. Stevens	Dated: March 26, 2010
Director

DIVERSIFIED RESTAURANT HOLDINGS, INC.
FINANCIAL INFORMATION
December 27, 2009 and December 31, 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included at pages F-13 through F-32 below.
Overview
The poor economic climate of 2009, including historical lows in consumer confidence and record unemployment, put downward pressure on guests’ discretionary spending and impacted restaurant sales industry wide. This macroeconomic environment presented some extreme challenges for us. Nonetheless, during 2009, we significantly improved our year-to-year performance as our new stores matured their operations and gained traction on the experience curve.
Despite the recession and the impact the decline in the automotive sector has had on the Michigan economy, our Michigan BWW operations remained relatively strong with above average unit level revenue compared with the entire Buffalo Wild Wings system.
We completed our first full year of operations with our two Bagger Dave’s restaurants in 2009 and have been extremely pleased with the Ann Arbor store, which has a prime location. The Berkeley store is not well situated for a lunch crowd, but nonetheless has performed fairly well in this economy with primarily a dinner crowd, albeit not to our original expectations. We opened a third Bagger Dave’s® store in February 2010 in Novi Michigan. The Novi location has performed exceptionally well during its initial month of operation, surpassing our expectations and realizing average weekly sales of $30,200, more than double the average weekly sales of our Berkley location. We consider the initial four weeks of operation to be a “honeymoon” period and expect that sales will slow somewhat during the ensuing weeks and months.
With regard to both our BWW and Bagger Dave’s restaurants, we have not built up a representative store base that allows for comparable store sales that provides meaningful comparisons because we have been growing rapidly and our restaurants are still relatively new. As a result, we tend to focus on the trend in average weekly sales and especially on operating margins. We consider a restaurant’s results to become comparable to its prior period after its initial 16 months of operation. This provides for the “honeymoon” period, or the initial surge of business associated with a new opening. We had only two restaurants of the nine we owned in 2009 that are comparable. The nine restaurants that we managed all have comparable sales status that however, will not be reflected in our financials until fiscal 2010 since they were acquired on February 1, 2010.
Despite these positive developments, the impact of the recession on our stores restricted our ability to achieve the expected margin levels of our business model. Specifically, our two Florida BWW restaurants are not yet fully performing to our expectations. The cost of maintaining our Florida operations is generally higher than our costs for equivalent operations in Michigan, primarily due to higher labor and insurance costs. We were successful this year in negotiating rent reductions in both Florida locations, thereby improving their cost structure. Our Florida locations were affected by the collapse in the Florida residential real estate market and the subsequent impact on the Florida economy. During the expansion cycle in Florida real estate, the more attractive Tampa locations were difficult to penetrate with cost-effective building sites, and therefore, we elected at that time to establish stores in outer suburban areas that were planned for growth. However, much of that anticipated growth has yet to materialize leaving our locations with a customer base that is smaller than we anticipated.
We also have somewhat of a competitive disadvantage in Florida due to lower brand recognition as Buffalo Wild Wings is relatively new to that market. Buffalo Wild Wings faces numerous competitors in Florida that include Tampa-based Beef O’Brady’s and Clearwater-founded Hooter’s. Other competitors include Ker’s Wing House, Ale House, and several other local sports bar concepts that offer Buffalo, New York style chicken wings. Due to Buffalo Wild Wings® rapid expansion and brand building national advertising efforts, we believe that our marketing disadvantage is beginning to diminish.
We view our Florida territory as viable and a significant growth opportunity. However, future development will be focused on young professional and college oriented areas of Tampa and St. Petersburg utilizing a much smaller footprint for new restaurants. We hope to take advantage of the declining commercial real estate market to capture new locations at more favorable lease terms to us than would normally be available and capitalize on the growing awareness of Buffalo Wild Wings® nationally.

Results of Operation
Operating results for fiscal years 2009, 2008, and 2007 are expressed in dollars and as a percentage of revenue in the following table.

	December 27		December 31		December 31
	2009	%	2008	%	2007	%

Revenue
Food and beverage sales	$17,317,996	91%	$9,783,391	84%	$1,680,334	49%
Management and advertising fees	1,744,505	9%	1,803,173	16%	1,726,834	51%

Total revenue	19,062,501	100%	11,586,564	100%	3,407,168	100%

Operating expenses
Compensation costs	5,724,053	30%	4,007,685	35%	1,356,632	40%
Food and beverage costs	5,325,825	28%	2,930,445	25%	481,651	14%
General and administrative	4,693,219	25%	3,319,582	29%	1,545,105	45%
Occupancy	1,132,364	6%	740,745	6%	139,590	4%
Depreciation and amortization	1,203,337	6%	877,206	8%	112,643	3%

Total operating expenses	18,078,798	95%	11,875,663	102%	3,635,621	107%

Income from operations	983,703	5%	(289,099)	-2%	(228,453)	-7%

Interest expense	445,820	2%	289,681	3%	64,722	2%
Other (income)/expense, net	(80,706)	0%	264,982	2%	(16,932)	0%

Income (loss) before income taxes	618,589	3%	(843,762)	-7%	(276,243)	-8%

Income tax benefit (provision)	(252,064)	-1%	520,777	4%	79,181	2%

Net (loss) income	$366,525	2%	$(322,985)	-3%	$(197,062)	-6%

Fiscal Year 2009 ended December 27, 2009 compared with Fiscal Year 2008 ended December 31, 2008
Revenue. The following table includes a comparison of the components of our revenue from Fiscal 2009 and 2008.

	December 27	December 31	$	%
	2009	2008	Change	Change
Revenue
Food and beverage sales	$17,317,996	$9,783,391	$7,534,605	77.0%
Management and advertising fees	1,744,505	1,803,173	(58,668)	-3.3%

Total revenue	$19,062,501	$11,586,564	$7,475,937	64.5%

Total revenue increased 64.5% as food and beverage sales growth of $7.5 million more than offset the decline in management and advertising fees. Food and beverage sales growth was primarily the result of having full year sales for four BWW and two Bagger Dave’s restaurants that opened in 2008. We also opened one new BWW location in 2009.
The decline in management and advertising fees was the result of overall decline in sales from the nine BWW restaurants that were under management in 2009.

					%	%
	December 27	December 31	$	%	revenue	revenue
	2009	2008	Change	Change	2009	2008
Operating expenses
Compensation costs	$5,724,053	$4,007,685	$1,716,368	43%	30%	35%
Food and beverage costs	5,325,825	2,930,445	2,395,380	82%	28%	25%
General and administrative	4,693,219	3,319,582	1,373,637	41%	25%	29%
Occupancy	1,132,364	740,745	391,619	53%	6%	6%
Depreciation and amortization	1,203,337	877,206	326,131	37%	6%	8%

Total operating expenses	$18,078,798	$11,875,663	$6,203,135	52%	95%	102%

Compensation Costs. Compensation costs increased 42.8% in 2009 due to the full-year operation of 6 new restaurants. As a percentage of revenue, compensation costs improved to 30% in 2009 compared with 35% in 2008 as efficiencies in the new restaurants were attained. Labor costs tend to improve as new stores mature and the experience-level of staff expands.
Food and Beverage Costs. Food and beverage costs increased over 80% both as a result of higher sales, but also due to higher chicken wing costs that offset declines in other food items. As a percentage of revenue, food and beverage costs increased to 28% in 2009 compared with 25% in 2008. On average, chicken wings per pound were $1.69 in 2009 compared with $1.25 in 2008. Chicken wings represent approximately 21% of total sales.
General and Administrative Costs. The $1.4 million increase in general and administrative (G&A) expenses in 2009 reflected higher costs associated with a greater number of owned restaurants for the full year such as royalty fees, advertising, services for multi-media equipment, as well as higher legal fees and investor relations costs. These increases were somewhat offset by tight cost control efforts. G&A expenses, as a percentage of total revenue, decreased to 25% compared with 29%. This decrease was primarily attributable to there being fewer new restaurant openings in 2009 and the associated costs related to an opening.
Occupancy Costs and Depreciation and Amortization. Higher occupancy costs reflect the new stores opened during 2008 and operating for the full year 2009. As a percentage of revenue, occupancy costs remained flat at 6%. Depreciation expense was higher due to increased property and equipment values with the new stores, but was down 2% as a percentage of revenue as the new restaurants grew sales.
Interest Expense and Other (Income)/Expense, net. Interest expense increased to $0.4 million in 2009 from $0.3 million in 2008. This increase was primarily due to increased borrowings on various credit facilities used to fund the new store openings in 2008. Other expense was down mostly as a result of the impact of the mark to market valuation liability decreasing in 2009.
Income Taxes. Our effective tax rate for 2009 was 41%. In 2008, we recorded a tax benefit as a result of the net operating loss. We expect that our tax rate in 2010 will be similar to that of 2009.
Year ended December 31, 2008 compared with the year ended December 31, 2007.

	December 27	December 31	$	%
	2009	2008	Change	Change
Revenue
Food and beverage sales	$9,783,391	$1,680,334	$8,103,057	482.2%
Management and advertising fees	1,803,173	1,726,834	76,339	4.4%

Total revenue	$11,586,564	$3,407,168	$8,179,396	64.5%

Revenue. Total revenue increased $8.2 million or 240%, during the fiscal year 2008 to $11.6 million from $3.4 million for 2007. This improvement was a result of sales from six Company owned restaurants that were opened during the year. Also, two Company-owned BWW restaurants that were opened in August 2007 had full year contributions in 2008. Same store sales from the affiliated restaurants, on which management fees are collected by Diversified Restaurant Holdings’ subsidiary, AMC Group, Inc., were down 0.6% in the year ended December 31, 2008 compared to the same period in 2007.

					%	%
	December 31	December 31	$	%	revenue	revenue
	2008	2007	Change	Change	2008	2007
Operating expenses
Compensation costs	4,007,685	1,356,632	$2,651,053	195.4%	35%	40%
Food and beverage costs	2,930,445	481,651	$2,448,794	508.4%	25%	14%
General and administrative	3,319,582	1,545,105	$1,774,477	114.8%	29%	45%
Occupancy	740,745	139,590	$601,155	430.7%	6%	4%
Depreciation and amortization	877,206	112,643	$764,563	678.7%	8%	3%

Total operating expenses	$11,875,663	$3,635,621	$8,240,042	226.6%	102%	107%

Food and Beverage Costs. Food and beverage costs increased to $2.9 million in 2008 from $0.5 million in 2007. The increase in food and beverage costs reflected the additional six stores opened during 2008. As a percentage of sales, food and beverage costs was 30% in 2008 versus 31% in 2007. The 2008 decrease was largely due to favorable cost of chicken wings in 2008.
Compensation costs. Our payroll costs increased $2.7 million, or 195%, to $4.0 million from $1.4 million for 2008 compared with 2007. The increase was due primarily to the additional payroll from the aforementioned six new Company-owned restaurants opened in 2008. As a percentage of sales, labor and benefit costs were 30% in 2008 compared with 39% in 2007.
General and Administrative Costs. General and administrative costs increased $1.8 million or 115%, to $3.3 million from $1.5 million for 2008 compared with 2007. This increase was due to the additional expenses from the aforementioned new restaurants opened in 2008. As a percentage of total operating expenses, G &A dropped to 28% in 2008 from 43% in 2007.
Occupancy Costs and Depreciation and Amortization. Occupancy expense increased 431% or $0.6 million from $0.1 million in 2007 to $0.7 million in 2008. Depreciation and amortization expense increased 679% or $0.8 million from $0.1 million in 2007 to $0.9 million in 2008. The increase in both of these cost categories is directly related to the opening of the five restaurants in 2008.
Interest Expense. Interest expense increased $0.2 million, or 348%, to $0.3 million for 2008 from $64,722 in 2007. The increase reflects the cost of the debt incurred to open eight restaurants since August of 2007.
Other (Income) and Expense, net. Other expense increased $0.3 million to $0.3 million for 2008 from other income of $16,932 for 2007. The increase in other expenses was primarily due to recognition of a $0.3 million mark to market on interest rate swap arrangement valuations, which were entered into during 2008. There was also stock option expense recorded of $32,312 in 2008 compared with $13,671 in 2007.
Income Taxes. For the year ended December 31, 2008, there was an income tax benefit recorded in the amount of $0.5 million compared with an income tax benefit of $79,181 recorded for 2007. This increase in recorded tax benefit predominately reflected the recording of a deferred federal tax benefit due to the net operating loss.

Fiscal 2010 Outlook
The acquisition of our affiliate stores on February 1, 2010 allows us to fully capture the economic benefits of those stores in 2010 and beyond. The following table depicts on a pro forma basis how our financials would have been reported had we owned the stores in 2009.

	GAAP Reported	Pro Forma*
	December 27	December 27
	2009	2009
Revenue
Management and advertising fees	$1,744,505	$—
Food and beverage sales	17,317,996	41,754,515

Total revenue	19,062,501	41,754,515

Operating expenses
Compensation costs	5,724,053	11,470,244
Food and beverage costs	5,325,825	13,029,103
General and administrative	4,693,219	9,892,359
Occupancy	1,132,364	2,935,363
Depreciation and amortization	1,203,337	2,363,748

Total operating expenses	18,078,798	39,690,817

Income from operations	983,703	2,063,698

Interest expense	445,820	778,612
Other (income)/expense, net	80,706	(161,426)

(Loss) income before income taxes	618,589	1,446,512

Income tax benefit (provision)	(252,064)	(252,064)

Net (loss) income	$366,525	$1,194,448

*
Pro Forma presentation represents financial results as they would be presented if they included the nine BWW restaurants acquired on February 1, 2010 utilizing financial information through December 31, 2009 for the acquired restaurants.

As a result of the acquisition, we expect that 2010 financial results will compare very favorably with 2009 financial results.
On February 21, 2010, we opened our third Bagger Dave’s restaurant at, we believe, a very prime end-cap location in a busy shopping and entertainment area of Novi, MI. We plan to open two BWW restaurants during 2010. One is planned for Marquette, MI and is expected to open in June this year. The other will open later in the year in Chesterfield Township, MI. If we are able to secure sufficient funding and good locations, we may also open two additional restaurants in 2010, one each of Bagger Dave’s and BWW.
Our capital expenditures for 2010, excluding the two undetermined new stores, are expected to be in the range of $2.9 million to $3.2 million of which approximately $2.5 million to $2.8 million will be used to fund new stores and the remainder is planned for restaurant upgrades and maintenance. We expect to remodel 2 stores in 2010.
Historically our average investment in a new BWW restaurant, net of opening expenses has been in the range of $1 million to $1.3 million. Our average investment to open a new Bagger Dave’s, which has a smaller footprint than a BWW store, has been approximately $0.75 million to $0.9 million.

Liquidity and Capital Resources
General
One of our corporate objectives is to maintain a solid balance sheet and the financial strength to achieve our growth initiatives, enhance our competitiveness, and build market awareness of our restaurants while allowing for a prudent level of financial flexibility to manage the risks and uncertainties inherent in our business.
The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

		Fiscal Year
	December 27	December 31	December 31
	2009	2008	2007
Net cash provided by operating activities	$1,750,613	$494,609	$75,859
Net cash used in investing activities	(388,454)	(5,361,403)	(3,414,157)
Net cash (used) provided by financing activities	(855,506)	4,724,931	2,543,951

Net (decrease) increase in cash and cash equivalents	$515,653	$141,863	$(794,347)

Cash flows generated from operating activities provide us with a significant source of liquidity, which we use to expand the number of restaurants we operate and maintain and upgrade our existing restaurants. Net cash provided by operating activities in 2009 was $1.7 million compared with $0.5 million in 2008. The increase primarily was the result of the greater number of restaurants operating in 2009 resulting in improved profitability.
The following table provides a summary of our key liquidity measures.

		Fiscal Year
	December 27	December 31	December 31
	2009	2008	2007
Cash and investments	$649,518	$133,865	$275,728
Net working capital	(887,013)	(1,727,700)	(75,865)
Current Ratio	.57:1.0	.30:1.0	.86:1.0
In general, we are a strong cash generating business and are comfortable with the degree of leverage that we use to operate and grow the business. We do not have significant receivables or inventory. We are able to operate with a working capital deficit because:
•	restaurant operations are primarily conducted on a cash basis;

•	rapid turnover results in a limited investment in inventories; and

•	cash from sales is usually received before liabilities for food, supplies and payroll become due.
We believe cash generated from operations and availability of credit (traditional or sale-leaseback) will provide sufficient cash availability to cover our anticipated working capital needs. We consider all available financing options to ensure we have sufficient liquidity and financial flexibility to fund our growth.
Debt Outstanding.
At December 27, 2009, we had $4.6 million in long-term debt, net of the current portion due, down from $5.0 million at the end of 2008. We did not have an available line of credit for our operations at year-end as we manage our working capital requirements with cash from operations. The total debt represents the term loans for each restaurant when established. Further details regarding the loans and payment requirements can be found at Note 5 to the consolidated financial statements.

Off Balance Sheet Arrangements
We have an off balance sheet arrangement between TMA Enterprises of Novi, Inc., a Buffalo Wild Wings unit that was managed in 2009 by AMC Group, Inc., one of our wholly owned subsidiaries. On April 5, 2007, TMA Enterprises of Novi, Inc. entered into a loan for $719,950. That loan was used to refinance the existing debt of $369,950 and it provided an additional $350,000 to help finance a five-year remodel of that restaurant. The principal outstanding at December 27, 2009 was $503,407. AMC Group, Inc. is a guarantor of this debt.
There is also an off balance sheet arrangement that exists between TMA Enterprises of Ferndale, LLC, a Buffalo Wild Wings unit managed by AMC Group, Inc. in 2009, and DRH and four of its wholly-owned subsidiaries. On August 10, 2007, TMA Enterprises of Ferndale, LLC entered into a loan for $720,404. That loan was used to refinance the existing debt of $704,419 and it provided $15,985 additional cash for operations. The outstanding principal as of December 27, 2009 was $520,968. DRH and its wholly-owned subsidiaries, AMC Burgers, Inc., AMC Wings, Inc., AMC Grand Blanc Inc. and AMC Petoskey, Inc. are guarantors of this debt.
An off balance sheet arrangement exists between Flyer Enterprises, Inc., a Buffalo Wild Wings unit managed by AMC Group, Inc. and DRH and five of its wholly-owned subsidiaries. On February 12, 2008, Flyer Enterprises, Inc. entered into a loan for $223,622. The loan was used to refinance existing debt. The principal outstanding at December 27, 2009 was $156,375. DRH and its subsidiaries, AMC Group, Inc., AMC Wings, Inc., AMC Grand Blanc Inc., AMC Troy, Inc. and AMC Petoskey, Inc. are guarantors of this debt.
An off balance sheet arrangement was created in March 2009 between Anker, Inc., Bearcat Enterprises, Inc., MCA Enterprises, Inc., Buckeye Group, LLC, Buckeye Group II, LLC (all Buffalo Wild Wings units managed by AMC Group, Inc. in 2009, and owned by DRH effective February 1, 2010) and Ansley Group, LLC (related party landlord of an affiliated restaurant) and AMC Group, Inc. a wholly owned subsidiary of DRH. On March 27, 2009, the Company agreed to its subsidiary, AMC Group, Inc., becoming a guarantor for the related parties mentioned above in exchange for covenant waivers for AMC North Port, Inc. and AMC Riverview, Inc. (wholly-owned subsidiaries). The approximate aggregate principal outstanding for the six entities was $2,546,322 as of December 27, 2009.
Contractual Obligations and Commitments
The following table summarized the amount of payments due under specified contractual obligations as of December 27, 2009.

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
(in thousands)	Total	year	years	years	years
Long-term debt obligations	$5,298	$1,307	$1,956	$1,789	$246
Capital lease obligations	822	260	518	43	—
Operating lease obligations	9,274	925	1,950	2,121	4,278

Total contractual obligations	$15,394	$2,492	$4,424	$3,953	$4,524

The Company has no material minimum purchase commitments with its vendors that extend beyond a year. See Notes 5, 8 and 9 to the Consolidated Financial Statements for details of contractual obligations.
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

On December 10, 2008, Diversified Restaurant Holdings, Inc., through its wholly owned subsidiary, AMC Wings, Inc., entered into an amendment to its Area Development Agreement (the “Amended Agreement”) with Buffalo Wild Wings International, Inc. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended by one year the time frame for completion of our obligations under the initial terms of the Area Development Agreement.
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
As of December 27, 2009, ten (10) of these restaurants had been opened for business. Three (3) of the restaurants opened under this agreement are affiliated and seven (7) are Company owned. The other six (6) affiliated restaurants were opened prior to the Area Development Agreement.
Exercise of Options to Purchase Managed Restaurants
We had an option to purchase the nine affiliated BWW restaurants we currently manage on the second anniversary of the completion of the Initial Public Offering. The original date for the exercise of the option was August 1, 2010, but that date was accelerated to February 1, 2010 at which time we did exercise the purchase option and acquired the nine stores for $3.1 million. The acquisition was financed by the sellers.
The impact of the acquisition to our financial statements is reflected in the section “Fiscal 2010 Outlook”.
Capital Leases
The Company entered into two equipment leases in 2009 to finance equipment and furniture purchases at its Flint and Port Huron BWW restaurants. The Flint lease of $427,953 requires monthly payments of approximately $10,854 and matures in January 2013. The Port Huron equipment lease of $430,877 requires monthly payments of approximately $10,778 and matures in May 2013. See Note 9 in the footnotes to the consolidated financial statements for more detail.
We obtained equipment lease financing for the Bagger Dave’s Novi location in February 2010. The lease of $250,000 requires monthly payments of approximately $8,115 and matures in February 2013.
Effect of Inflation
Although since our inception we have not operated in a period of high inflation, our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources including food and other raw materials, labor, energy and other supplies and services and the impact of inflation can be significant. There has been volatility in certain commodities we purchase, such as chicken wings in this last year. We are able to somewhat offset the effects of increasing costs through improved purchasing practices, efficiencies, economies of scale and, if prudent, price increases. Whether we are able and/or choose to offset the effect of inflation will determine to what, if any, extent inflation affects our operations. During 2010, the inflationary price of chicken wings had an impact to margins that was somewhat offset by deflated prices in some other commodities and a marketing emphasis on other products.
Seasonality
Our business can be subject to seasonal fluctuations especially for those stores with patio seating. The BWW restaurants are primarily impacted by the sports seasons. Football, basketball and hockey seasons tend to be our strongest. Holidays, severe weather, such as hurricanes, thunderstorms or blizzards, may impact restaurant sales in some of the markets where we operate. As a result, financial results for any particular quarter may not be indicative of what a full fiscal year’s results may be.
Michigan is instituting a smoking ban effective May 1, 2010. Although our Bagger Dave’s® restaurants are all non-smoking, the BWW restaurants are not and this could negatively impact our sales performance. We expect a concerted sales effort and restaurant staff and management incentive program to help offset the potential effect.

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
We perform an asset impairment analysis on an annual basis of property and equipment related to our restaurant locations. We also perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. Our analysis indicated that we did not need to record any impairment charges during 2009 and 2008 and thus none were recorded. If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.
Deferred Tax Asset
The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carryforwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At December 27, 2009 and December 31, 2008, we had no valuation allowance as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining, recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
Impact of Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements for a summary of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Silberstein Ungar, PLLC
CPAs and Business Advisors
phone (248) 203-0080
fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.sucpas.com
To the Board of Directors
Diversified Restaurant Holdings, Inc.
Southfield, MI
We have audited the accompanying consolidated balance sheet of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 27, 2009 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 31, 2008 were audited by other auditors whose report dated March 30, 2009 expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 27, 2009 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Diversified Restaurant Holdings, Inc.
Southfield, Michigan
We have audited the accompanying consolidated balance sheet of Diversified Restaurant Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Rehmann Robson, P.C.
Troy, Michigan
March 30, 2009

REPORT BY DIVERSIFIED RESTAURANT HOLDINGS, INC.’S MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting presented in conformity with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles as of December 27, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 27, 2009, Diversified Restaurant Holdings, Inc. maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.
Our report is not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.
Diversified Restaurant Holdings, Inc.
/s/ T. Michael Ansley
T. Michael Ansley
Chairman of the Board, President and Chief Executive Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 27	December 31
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$649,518	$133,865
Accounts receivable — related party	254,540	192,889
Inventory	125,332	157,882
Prepaid assets	103,452	52,440
Accounts receivable — other	11,219	192,000
Other assets	49,280	20,000

Total current assets	1,193,341	749,076

Property and equipment, net (Note 2)	7,866,149	7,817,254
Intangible assets, net (Note 3)	411,983	406,982
Deferred income taxes	246,754	599,957

Total assets	$9,718,227	$9,573,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$1,402,742	$1,454,867
Accounts payable	293,984	660,353
Accrued liabilities	329,355	305,302
Deferred rent	54,273	56,254

Total current liabilities	2,080,354	2,476,776

Accrued rent	253,625	113,909
Deferred rent	422,068	474,690
Other liabilities — interest rate swap	167,559	253,792
Long-term debt, less current portion (Notes 4 and 5)	4,601,909	5,025,227

Total liabilities	7,525,515	8,344,394

Commitments and contingencies (Notes 4, 5, 7, 8, 9 and 10)

Stockholders’ equity (Note 6)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,626,000 and 18,070,000 respectfully shares issued and outstanding	1,863	1,807
Additional paid-in capital	2,356,155	1,758,899
Accumulated deficit	(165,306)	(531,831)

Total stockholders’ equity	2,192,712	1,228,875

Total liabilities and stockholders’ equity	$9,718,227	$9,573,269

The accompanying notes are an integral part of these consolidated financial statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 27	December 31
	2009	2008
Revenue
Food and beverage sales	$17,317,996	$9,783,391
Management and advertising fees	1,744,505	1,803,173

Total revenue	19,062,501	11,586,564

Operating expenses
Compensation costs	5,724,053	4,007,685
Food and beverage costs	5,325,825	2,930,445
General and administrative	4,693,219	3,319,582
Occupancy	1,132,364	740,745
Depreciation and amortization	1,203,337	877,206

Total operating expenses	18,078,798	11,875,663

Income (loss) from operations	983,703	(289,099)

Interest expense	445,820	289,681
Other (income) expense, net	(80,706)	264,982

Income (loss) before income taxes	618,589	(843,762)

Income tax (provision) benefit	(252,064)	520,777

Net income (loss)	$366,525	$(322,985)

Basic earnings (loss) per share — as reported	$0.020	$(0.018)

Fully diluted earnings (loss) per share — as reported	$0.013	$(0.018)

Weighted average number of common shares outstanding
Basic	18,114,909	17,988,525
Diluted	29,020,000	N/A
The accompanying notes are an integral part of these consolidated financial statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances — January 1, 2008	17,930,000	$1,793	$991,603	$(208,846)	$784,550

Proceeds from the issuance of common stock	140,000	14	734,984	—	734,998

Share-based compensation (Note 6)		—	32,312	—	32,312

Net loss		—	—	(322,985)	(322,985)

Balances — December 31, 2008	18,070,000	1,807	1,758,899	(531,831)	1,228,875

Share-based compensation (Note 6)			32,312		32,312

Exercise of employee stock options (Note 6)	6,000	1	14,999		15,000

Shares issued for warrants exercised at $1.00 per share (Note 6)	550,000	55	549,945		550,000

Net income				366,525	366,525

Balances — December 27, 2009	18,626,000	$1,863	$2,356,155	$(165,306)	$2,192,712

The accompanying notes are an integral part of these consolidated financial statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 27	December 31
	2009	2008
Cash flows from operating activities
Net income (loss)	$366,525	$(322,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,203,337	877,206
Loss on disposal of property and equipment	1,261
Share-based compensation	32,312	32,312
Deferred income tax benefit	353,203	(520,777)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	(61,651)	(62,460)
Accounts payable	(366,369)	448,346
Inventory	32,550	(122,132)
Prepaid assets	(51,012)	(24,356)
Accounts receivable — other	180,781	(192,000)
Intangible assets	(11,210)	(308,537)
Other assets	(29,280)	(16,730)
Accrued liabilities	24,053	233,865
Accrued rent	139,716	61,803
Deferred rent	(54,603)	411,054

Net cash provided by operating activities	1,759,613	494,609

Cash flows used in investing activities
Purchases of property and equipment	(388,454)	(5,361,403)

Cash from financing activities
Proceeds from issuance of notes payable — related party	14,583	—
Proceeds from issuance of long term debt	250,000	4,404,897
Repayment of notes payable — related party	(451,513)	(12,000)
Repayments of long-term debt	(1,233,576)	(402,964)
Proceeds from issuance of common stock	565,000	734,998

Net cash (used) provided by financing activities	(855,506)	4,724,931

Net increase (decrease) in cash and cash equivalents	515,653	(141,863)

Cash and cash equivalents, beginning of year	133,865	275,728

Cash and cash equivalents, end of year	$649,518	$133,865

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$858,779	$—
The accompanying notes are an integral part of these consolidated financial statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
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
WINGS was formed on March 12, 2007 to hold Buffalo Wild Wings restaurants developed by the Company. WINGS, through its subsidiaries, holds seven Buffalo Wild Wings restaurants currently in operation. Each of WINGS’ subsidiaries is named for the location of the restaurant it holds. The subsidiaries that hold restaurants currently in operation are:

Date of
Subsidiary	Restaurant Opening
AMC North Port, Inc.	August 2007
AMC Riverview, Inc.	August 2007
AMC Grand Blanc, Inc.	March 2008
AMC Troy, Inc.	July 2008
AMC Petoskey, Inc.	August 2008
AMC Flint, Inc.	December 2008
AMC Port Huron, Inc.	June 2009
The Company has also executed franchise agreements with Buffalo Wild Wings International, Inc. to open two more restaurants in 2010, one in Chesterfield Township, Michigan and the other in Marquette, Michigan. These restaurants will be held by AMC Chesterfield, Inc. and AMC Marquette, Inc., respectively. The Company is economically dependent on retaining its franchise rights with Buffalo Wild Wings, Inc. Each of the franchise agreements has a specific expiration date ranging from September 28, 2026 through October 20, 2029, depending on the date that each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. The Company is in compliance with the terms of these agreements at December 27, 2009. The Company is under contract with Buffalo Wild Wings, International, Inc. to open 20 additional stores by 2017. The Company held an option to purchase the nine (9) affiliated restaurants that are currently managed by AMC. The Company exercised this option in 2010.
BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a new fast casual dining concept developed by the Company. BURGERS’ subsidiaries Ann Arbor Burgers, Inc. and Berkley Burgers, Inc. own restaurants currently in operation in Ann Arbor, Michigan and Berkley, Michigan, respectively. BURGERS’ subsidiary, Troy Burgers, Inc., will open in the first quarter 2010. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s Legendary Burgers and Fries concept. We have filed for rights to franchise in Michigan, Ohio and Indiana, but have not yet franchised any Bagger Dave’s restaurants.
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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
Principles of Consolidation
The consolidated financial statements include the accounts of DRH and its wholly owned subsidiaries AMC, WINGS and its subsidiaries, and BURGERS and its subsidiaries.
All significant intercompany accounts and transactions have been eliminated upon consolidation.
Fiscal Year
During 2009, the Company changed its fiscal year to utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2009 ended December 27, 2009 comprising 51 weeks and three days. Prior to 2009, the Company reported on a calendar year basis, and accordingly fiscal year 2008 ended December 31, 2008 comprising 52 weeks and 2 days.
Segment Reporting
The Company has determined that it does not have any separately reportable business segments at December 27, 2009 and December 31, 2008.
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
Revenue Recognition
Management and advertising fees are calculated by applying a percentage as stipulated in a management services agreement to managed restaurant revenues. Revenues derived from management and advertising fees are recognized in the period in which they are earned, which is the period in which the management services are rendered. Revenues from food and beverage sales are recognized and generally collected at the point-of-sale.
Accounts Receivable — Related Party
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at December 27, 2009 and December 31, 2008 relate principally to management and advertising fees charged to and intercompany transactions with the related Buffalo Wild Wings restaurants that are managed by AMC and arise in the ordinary course of business (see Note 4). Management does not believe any allowances for doubtful accounts are necessary at December 27, 2009 or December 31, 2008.
Accounting for Gift Cards
The Company records the net increase or decrease in Buffalo Wild Wings gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. The gift card processor deducts gift card sales dollars from each restaurant’s bank account weekly and deposits gift card redemption dollars weekly. Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of Buffalo Wild Wings, Inc., and be subject to the breakage laws in the State of Minnesota.
The Company records the net increase or decrease in Bagger Dave’s gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five (5) years after the date of gift card purchase by consumer.
At this time, there is no breakage for the Company to record.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
The liability is included in accrued liabilities in the consolidated balance sheets. As of December 27, 2009, the Company’s gift card liability was approximately $19,961, compared to approximately $68,456 at December 31, 2008.
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
Prepaid Expenses and Other Assets
Prepaid expenses consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium. Other assets consist principally of franchise fees, trademarks and loan fees, which are deferred and amortized to operating expense on a straight line basis over the term of the related underlying agreements, which are as follows:

Franchise fees	10 to 20 years
Trademarks	15 years
Loan fees	2 to 7 years (loan term)
Liquor licenses are deemed to have an indefinite life. Management annually reviews these assets to determine whether carrying values have been impaired. During the period ended December 27, 2009, no impairments relating to intangible assets with finite or infinite lives were recognized.
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
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was approximately $555,890 and $572,551 for the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
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
Concentration Risks
Approximately 9% and 16% of the Company’s revenues during the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively, are generated from the management of Buffalo Wild Wings restaurants located in Michigan and Florida, which are related under common ownership and management control (see Note 4). Approximately 83% and 68% of food and beverage sales came from restaurants located in Michigan during the twelve month period ended December 27, 2009 and the year ended December 31, 2008, respectively.
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
The Company records the fair value of their interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. The terms of the agreements match those of the underlying debt and therefore are classified as non-current. Fair value adjustments are recorded each period in other income or other expense on the statement of operations. The notional value of interest rate swap agreements in place at December 27, 2009 and December 31, 2008 were approximately $2,492,000 and $2,900,000, respectively. The expiration dates of these agreements are consistent with debt instruments as described in Note 5.
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.
As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.
With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation.
2. PROPERTY AND EQUIPMENT, NET
Property and equipment are comprised of the following assets:

	December 27	December 31
	2009	2008
Equipment	$3,008,670	$2,613,488
Furniture and fixtures	831,313	767,979
Leasehold improvements	6,087,233	5,401,301
Restaurant construction-in-progress	126,804	27,410

Total	10,054,020	8,810,178
Less accumulated depreciation	2,187,871	992,924

Property and equipment, net	$7,866,149	$7,817,254

3. INTANGIBLES
Intangible assets are comprised of the following:

	December 27	December 31
	2009	2008
Amortized Intangibles
Franchise Fees	$141,250	$131,250
Trademark	2,500	2,500
Loan Fees	15,691	15,691

Total	159,441	149,441
Less accumulated amortization	11,818	5,609

Amortized Intangibles, net	147,623	143,832

Unamortized Intangibles
Liquor Licenses	264,360	263,150

Total Intangibles, net	$411,983	$406,982

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
Amortization expense for the fiscal year ended December 27, 2009 and the year ended December 31, 2008 was $6,210 and $4,448, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal 2010, 2011, 2012, 2013 and 2014 is projected to total approximately $6,300 per year.
4. RELATED PARTY TRANSACTIONS
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a Director and stockholder of the Company. Fees paid during the fiscal year ended December 27, 2009 and the year ended December 31, 2008 were $87,057 and $78,100, respectively.
Management and advertising fees are earned from restaurants affiliated with the Company through common ownership and management control. Fees earned during the fiscal year ended December 27, 2009 and the year ended December 31, 2008 totaled $1,744,505 and $1,803,173, respectively. Accounts receivable arising from such billed fees were $128,473 and $140,034 at December 27, 2009 and December 31, 2008, respectively. Accounts receivable from related parties also includes amounts due from properties under common ownership and control that are included in the Company’s Michigan Business Tax filing, representing tax benefits realized by these related parties from offsetting state income tax that would be due on an individual basis with tax losses from the Company (see Note 7). This amounts to $118,567 as of December 27, 2009. The remainder of accounts receivable — related party, at December 27, 2009 consists of amounts due to DRH from managed restaurants for other fees paid on their behalf.
The Company is a guarantor of debt of nine entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantee is an “event of default”. An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of December 27, 2009, the carrying amount of the underlying debt obligations of the related entities was, in aggregate, approximately $2,938,000 and the Company’s guarantee extends for the full term of the debt agreements, the last of which expires in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with FASB ASC 460, Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At December 27, 2009, payments on the debt obligations were current.
Long term debt (Note 5) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH’s stockholders. The notes bear interest at a rate of 3.2% per annum and are being repaid over a two-year period that commenced January 2009 in monthly installments of approximately $4,444 each.
Long term debt (Note 5) also includes a promissory note to a DRH stockholder in the amount of $250,000. The note is a demand note that does not require principal or interest payments. Interest is accrued at 8.00% and is compounded quarterly. The Company has 180 days from the date of demand to pay the principal and accrued interest.
See financial statement Note 8 for related party lease transactions.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
5. LONG TERM DEBT
Long-term debt consists of the following obligations:

	December 27	December 31
	2009	2008

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 2.73% at December 27, 2009).	$206,396	$349,915

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	634,081	735,829

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR rate plus 2.5% (effective annual rate of approximately 2.73% at December 27, 2009).	201,510	345,445

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	661,651	757,153

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,900 including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	361,129	417,051

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008

	December 27	December 31
	2009	2008

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	835,442	955,417

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.75% (effective annual rate of approximately 2.98% at December 27, 2009).	396,957	476,348

Note payable to a bank secured by the property and equipment of AMC North Port, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 9.15%. The note matures in November 2014.	604,373	696,707

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 8.67%. The note matures in December 2014.	611,531	704,449

Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $7,669. Interest is charged at a fixed annual rate of approximately 7.50%. The note matures in December 2015.	443,537	500,000

Obligation under capital leases (see note 9)	693,196	—

Notes payable – related parties (see note 4)	354,848	541,780

Total long-term debt	$6,004,651	$6,480,094

Less current portion	1,402,742	1,454,867

Long-term debt, net of current portion	$4,601,909	$5,025,227

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
Scheduled principal maturities of long-term debt for each of the five years succeeding December 27, 2009 and thereafter are summarized as follows:

Year	Amount

2010	$1,402,742
2011	1,076,968
2012	1,101,832
2013	952,990
2014	867,819
Thereafter	602,300

Total	$6,004,651

Interest expense was $445,820 and $289,681 (including related party interest expense of $22,624 in 2009 and $9,316 in 2008 — see Note 4) in the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively.
The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum global debt service ratio, maximum global funded indebtedness to EBITDA ratio and a Corporate Fixed Charge Coverage Ratio.
6. CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)
On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three year period and expire nine years from issuance. Once vested, the options can be exercised at a price of $2.50 per share. Stock option expense of $32,312 and $32,312, as determined using the Black-Scholes model, was recognized during the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of December 27, 2009. The fair value of unvested shares, as determined using the Black-Scholes model, is $18,899 as of December 27, 2009. The fair value of the unvested shares will be amortized ratably over the remaining vesting term. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 718, Compensation–Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.
In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.
On November 30, 2006, pursuant to a private placement, DRH issued warrants to purchase 800,000 common shares at a purchase price of $1 per share. These warrants vest over a three year period from the issuance date and expire three years after issuance. The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 505-50, Equity Based Payments to Non-employees. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future. An extension of time to exercise warrants until December 31, 2009 was approved by resolution of the disinterested directors of the Company. As of December 27, 2009, 550,000 warrants were exercised at the option price of $1.
In the third quarter of 2008, the Company issued 140,000 common shares in exchange for approximately $735,000 raised in connection with its initial public offering.
At December 27, 2009, 144,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of December 27, 2009. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.
7. INCOME TAXES
The (provision) benefit for income taxes consists of the following components for the fiscal year ended December 27, 2009 and the year ended December 31, 2008:

	2009	2008

Federal
Current	$—	$—
Deferred	(194,480)	361,839

State
Current	(17,427)	—
Deferred	(40,157)	158,938

Income Tax (Provision) Benefit	$(252,064)	$520,777

The (provision) benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	2009	2008

Income tax (provision) benefit at federal statutory rate	$(207,455)	$291,114
State income tax (provision) benefit	(57,585)	158,938
Permanent differences	(32,111)	(20,967)
Tax credits	93,500	59,920
Other	(48,413)	31,772

Income tax (provision) benefit	$(252,064)	$520,777

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

	2009	2008

Deferred tax assets:
Net operating loss carry forwards	$954,370	$1,028,689
Deferred rent expense	78,998	38,699
Start-up costs	104,327	77,292
Tax credit carry-forwards	164,366	69,260
Swap loss recognized for book	56,970	86,289
Other — including state deferred tax assets	193,781	270,244

Total deferred assets	1,552,812	1,570,473

Deferred tax liabilities:
Other — including state deferred tax assets	146,325	87,188
Tax depreciation in excess of book	1,159,733	883,328

Total deferred tax liabilities:	1,306,058	970,516

Net deferred income tax assets	$246,754	$599,957

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.
The Company expects to use net operating loss and general business tax credit carry-forwards before their 20 year expiration. This belief is based upon the Company’s option to purchase the nine affiliated restaurants currently managed by DRH. Net operating loss carry-forwards of $273,141 and $2,533,830 will expire in 2029 and 2028, respectively. General business tax credits of $93,500, $59,722 and $11,144 will expire in 2029, 2028 and 2027, respectively.
On January 1, 2007, the Company adopted the provisions of FASB ASC 740 regarding the accounting for uncertainty in income taxes. There was no impact on the Company’s consolidated financial statements upon adoption.
The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 27, 2009.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
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
AMC Petoskey, Inc.’s lease commenced in August 2008 under a 10 year term expiring in 2018. Monthly lease payments of approximately $9,000 began in September 2009. This lease contains two (2) five-year options to extend.
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
Total rent expense was $951,760 and $636,131 for the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively. Of these amounts, $83,488 and $76,351 for the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively, were paid to a related party.
Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 27, 2009 are summarized as follows:

Year	Amount

2010	$925,113
2011	953,115
2012	997,349
2013	1,046,209
2014	1,074,534
Thereafter	4,277,584

Total	$9,273,904

9. CAPITAL LEASES
In January 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Flint location. The lease requires 48 monthly payments of approximately $10,854, including applicable taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease. This transaction is reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $427,902 and depreciated as purchased furniture and equipment, and the lease obligation is included in long term debt at its present value.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

Year	Amount

2010	$259,585
2011	259,585
2012	259,585
2013	43,112
2014	—

Total minimum lease payments	821,867
Less amount representing interest	128,671

Present value of minimum lease payments	$693,196

10. COMMITMENTS AND CONTINGENCIES
The Company has management service agreements in place with nine Buffalo Wild Wings restaurants located in Michigan and Florida. These management service agreements contain an option that allows WINGS to purchase each restaurant for a price equal to a factor of twice the average earnings before interest, taxes, depreciation, and amortization of the restaurant for the previous three fiscal years less long term debt. This option may be exercised by the subsidiary up to and including thirty days following the two-year anniversary date of the Company’s initial public offering completed by the Company. The two year anniversary will occur on August 1, 2010. The Company plans to exercise the option early and purchase the nine restaurants on February 1, 2010. Such exercise has always been part of the Company’s strategic plan.
The Company assumed from a related entity an “Area Development Agreement” with Buffalo Wild Wings, Inc. in which the Company undertakes to open 23 Buffalo Wild Wings restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016. On December 12, 2008, this agreement was amended adding 9 additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant and loss of rights to development territory. As of December 27, 2009, of the 32 restaurants required to be opened, ten of these restaurants had been opened for business, seven of which are Company owned.
The Company is required to pay Buffalo Wild Wings, Inc. royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $775,098 and $424,411 in royalty expense in the fiscal year ended December 27, 2009 and the year ended December 31, 2008 respectively. Advertising fund contribution expenses were $459,087 and $244,561 in the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively.
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

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
11. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $445,820 and $289,681 during the fiscal year ended December 27, 2009 and the year ended December 31, 2008, respectively.
Cash paid for income taxes was $0 and $0 during the fiscal year ended December 27, 2009 and the fiscal year ended December 31, 2008, respectively.
Supplemental Schedule of Non-Cash Investing and Financing Activities
Capital expenditures of $858,779 were funded by capital lease borrowing during the fiscal year ended December 27, 2009.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 27, 2009 and December 31, 2008, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short term debt approximate their carrying value, due to their short-term nature. Also, the fair value of Notes Payable — Related Parties approximates the carrying value due to their short term maturities. As of December 27, 2009, our total debt, less related party debt, was approximately $5.6 million and had a fair value of approximately $5.7 million. As of December 31, 2008, our total debt was approximately $5.9 million and had a fair value of approximately $5.2 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
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
Interest rate swaps held by the Company for risk management purposes are not actively traded. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. The interest rate swaps discussed in Notes 1 and 5 fall into the Level 2 category under the guidance of ASC 820. The fair market value of the interest rate swaps as of December 27, 2009 was a liability of $167,559, which is recorded in other liabilities on the consolidated balance sheet. The fair value of the interest rate swaps at December 31, 2008 was a liability of $253,792. Unrealized gain associated with interest rate swap positions in existence at December 27, 2009, which are reflected in the statement of operations, totaled $86,233 for the fiscal year ended December 27, 2009 and are included in other income/loss.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2009 and DECEMBER 31, 2008
13. SUBSEQUENT EVENTS
Subsequent to December 27, 2009, the Company acquired the nine affiliated Buffalo Wild Wings restaurants it managed. On February 1, 2010, WINGS purchased each restaurant. Under the terms of the Purchase Agreements, the purchase price for each of the Affiliated Restaurants was determined by multiplying each company’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), for the previous three (3) fiscal years (2007, 2008 and 2009) by two, and subtracting the long-term debt of such company. Two of the Affiliated Restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those entities was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The acquisition of the Affiliated Restaurants was approved by resolution of the disinterested directors of the Company, who determined that the acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company has paid the purchase price for each of the Affiliated Restaurants to each selling shareholder by issuing an unsecured promissory note for the pro rata value of the equity interest in the Affiliated Restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
Subsequent to December 27, 2009, and prior to January 1, 2010, the remaining 250,000 private placement warrants were exercised at the option price of $1.
Subsequent to December 27, 2009, the Company opened its third Bagger Dave’s location in Novi, MI. Troy Burgers, Inc. opened to the public on February 21, 2010.
Subsequent to December 27, 2009, the Company relocated its general offices to 27680 Franklin Road, Southfield, MI, 48034. Effective March 1, 2010, the Company will occupy 5,340 square feet of office space for a period of fifty-one (51) months with two (2) two-year options. Rent payments begin May 1, 2010 at $4,450 per month.
Subsequent to December 27, 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Novi Bagger Dave’s location. The lease requires thirty-six (36) monthly payments of approximately $8,155 with an option to purchase the assets under lease for $1 at the conclusion of the lease. This transaction will be reflected in the consolidated financial statements as a capital lease with the assets recorded at their purchase price of $250,000 and depreciated as purchased furniture and equipment and the lease obligation will be included in long term debt at its present value.
The Company evaluated subsequent events for potential recognition and/or disclosure through March 25, 2010, the date the consolidated financial statements were issued.
* * * * *