Form 10-K/A
period 2009-12-27
Diversified Restaurant Holdings, Inc.
filed 2010-04-23
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
None.

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 27, 2009 (the “Original Report”), which was filed with the Securities and Exchange Commission on March 26, 2010, is to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Report. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Report. As a result of this Amendment No. 1, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment No. 1. Except as set forth in Part III and Part IV below, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information about our director nominees and executive officers is set forth below. There are no family relationships among any of our directors, nominees for director and executive officers.

Has Served As Director
Name, Age, and Position with the Company	Since

Directors Who Are both Currently Serving and Nominees for Election

T. Michael Ansley, 39, Director, Chairman of the Board, President and Chief Executive Officer	2006

David G. Burke, 38, Director, Chief Financial Officer, Treasurer	2006

Jay Alan Dusenberry, 38, Director, Secretary	2006

David Ligotti, 52, Director	2006

Gregory J. Stevens, 39, Director	2006

New Nominees for Election

Joseph M. Nowicki, 48, Director Nominee	N/A

Bill McClintock, 59, Director Nominee	N/A

Executive Officers (Who Are Not Also Directors)

Jason Curtis, 29, Chief Operating Officer

Shannon Kubenez, 31, Director of Marketing

Kristine Werda, 33, Director of Human Resources
Our executive officers are generally appointed each year at the annual meeting of our Board of Directors. Their terms of office are at the discretion of our Board of Directors.
The factual information below for each director, nominee for election as a director and for each executive officer, has been provided by that person. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that each should serve on our Board, in light of our business and structure, was determined by our Board or its Disclosure Controls, Governance and Nominating Committee.
T. Michael Ansley is the President, CEO and Chairman of the Board of Directors of the Company, and he has held these positions since our inception. Mr. Ansley serves in similar positions for our wholly owned subsidiaries AMC Group, Inc., AMC Wings, Inc. and AMC Burgers, Inc. From 1998 to the present, Mr. Ansley has been the President and Manager of AMC Group, LLC, and a predecessor to the Company. Mr. Ansley is a member of the Executive Board of the Children’s Leukemia Foundation of Michigan. In 1993, Mr. Ansley received a Bachelor of Science degree in business administration from the University of Dayton, located in Dayton, Ohio.

We believe Mr. Ansley is well-qualified to serve as a director of the corporation due to his extensive experience in restaurant management, operations, and development and his demonstrated business leadership abilities. Mr. Ansley founded the Company, leading it from inception in 2006 to total revenues of approximately $19 million in fiscal year 2009.
David G. Burke was appointed Chief Financial Officer and Treasurer of the Company on March 22, 2010. Mr. Burke is a Member of our Board of Directors and has served in that capacity since our inception. Mr. Burke also served as Secretary from our inception to March 22, 2010, and as a Member of the Audit Committee and Audit Committee Chairman from 2007 to March 22, 2010, when he relinquished those roles to serve as Chief Financial Officer and Treasurer. From 2002 to March 18, 2010, Mr. Burke was employed by Federal-Mogul Corporation, a leading global supplier of powertrain and safety technologies serving the world’s foremost original equipment manufacturers as well as the worldwide aftermarket, where he held roles of increasing responsibility in finance, marketing and corporate development. Mr. Burke resigned from his position at Federal Mogul to accept the position as our Chief Financial Officer and Treasurer. In 1993, Mr. Burke earned a Bachelor of Science degree in mechanical engineering from the University of Dayton, located in Dayton, Ohio. In 2002 Mr. Burke received a Master of Business in Business Administration, with a concentration in Finance from the University of Michigan, Ross School of Business, located in Ann Arbor, Michigan.
We believe Mr. Burke is well-qualified to serve as a director of the corporation due to his strong leadership, business acumen and analytical skills, including a unique proficiency with regard to financial modeling and market analysis. Mr. Burke honed his skill set through eight years of experience with a $7 billion global public corporation, while handling special projects for executive management such as business development through acquisition, labor cost-reduction initiatives, strategic planning and supply chain management.
Jay Alan Dusenberry is a member of the Board of Directors, and has held that position since our inception. Mr. Dusenberry served as the Treasurer of the Company from our inception to March 22, 2010, at which time he relinquished the role of Treasurer and was appointed as Secretary of the Company. Mr. Dusenberry has been a member of the Audit Committee since its inception in 2007, and was elected Audit Committee Chairman on March 22, 2010. From 1997 to the present, Mr. Dusenberry has been employed as the Vice President of Operations for Cold Heading Company, an automotive supplier located in Warren, Michigan. In 1993, Mr. Dusenberry received a Bachelor of Science degree in finance from the University of Dayton, located in Dayton, Ohio. In 2004, Mr. Dusenberry received an MBA degree from the University of Detroit Mercy, located in Detroit, Michigan.
We believe Mr. Dusenberry is well-qualified to serve as a director of the Company due to his 17-years of experience in business leadership positions, including experience as a financial analyst for a health care system and senior administrative roles as a plant manager, director and vice president in the automotive manufacturing industry.
David Ligotti is a member of the Board of Directors and he has held that position since our inception. From 1996 to the present, Mr. Ligotti has owned and operated Oakwood Business Services, LLC, an accounting, tax and consulting firm located in Ann Arbor, Michigan. Mr. Ligotti received a Bachelor of Arts degree in political science in 1979 from Kalamazoo College, located in Kalamazoo, Michigan. In 1981 Mr. Ligotti received a Masters of Business Administration degree with a major in accounting from the University of Michigan, located in Ann Arbor, Michigan. In 1984, Mr. Ligotti received a Master of Science in Taxation degree from Walsh College, located in Troy, Michigan.
We believe Mr. Ligotti is well-qualified to serve as a director of the Company because he has been a CPA and MBA for nearly 30 years and has 25 years of experience in restaurant finance, technology, operation, administration and accounting.
Gregory J. Stevens is a member of the Board of Directors and he has held that position since our inception. From 1992 to the present, Mr. Stevens has been a Strategic Engineer and partner of Cold Heading Company, an automotive supplier of fasteners located in Warren, Michigan. Mr. Stevens is currently a member of Desert Rock Enterprises, LLC, an investment company located in Las Vegas, Nevada, an owner and director of Beachlawn, Inc., an industry leading tier one automotive supplier, and a director of Ajax Metal Processing, Inc., a leading industrial steel parts heat treating and plating company located in Warren, Michigan. Mr. Stevens received a Bachelor of Science degree in engineering in 1993 from the University of Dayton, located in Dayton, Ohio. Mr. Stevens attended Oakland University, located in Rochester, Michigan from 1995 to 1996, where he was enrolled in the Master of Business Administration program.

We believe Mr. Stevens is well-qualified to serve as a director of the Company because of his analytical engineering background, ownership of multiple successful businesses, diverse background in operating all facets of a business and his conservative approach to cash-flow management.
Joseph M. Nowicki has been nominated to serve as a new member of our Board of Directors. Mr. Nowicki is currently employed as the Chief Financial Officer of Spartan Motors, Inc. a position he assumed on June 29, 2009. Spartan Motors is a Nasdaq-listed specialty vehicle manufacturer (SPAR) with annual revenues of approximately $500 million based in Charlotte, Michigan. In addition to his duties as Chief Financial Officer, Mr. Nowicki’s responsibilities with Spartan Motors include primary responsibility for human resources and information systems of the business. Prior to his appointment by Spartan Motors, Mr. Nowicki worked in various capacities with the Michigan-based furniture manufacturer, Herman Miller, Inc., for approximately 17 years. During that time, Mr. Nowicki gained experience in financial management and operations in his positions as Vice President of International Finance and Vice President within North American finance. More recently, he served as Treasurer and as a member of Herman Miller’s key leadership, managing all treasury activities for the company, including establishing the overall capital and debt structure, overseeing the pension and investment strategy, and leading investor relations activities. Before joining Herman Miller, Mr. Nowicki held several operations and finance positions, including working for IBM and General Motors and spending several years in public accounting.
We believe Mr. Nowicki is well-qualified to serve as a member of the Board due to his extensive public company experience, and specialized accounting, finance and capital markets expertise. If elected, we anticipate that Mr. Nowicki will also serve as a member of our Audit Committee as an independent director.
Bill McClintock has been nominated to serve as a new member of our Board of Directors. Mr. McClintock has 24 years of experience in franchise development and relations. Mr. McClintock is currently employed as the Senior Vice President of Development for MacAlister’s Franchise Corporation, a position he has held since November, 2008. In this role, Mr. McClintock is responsible for all aspects of franchise sales, real estate and construction and for expansion of McAlister’s Select into airports, colleges, hospitals and casinos. From 1997 to 2008, Mr. McClintock served as the Vice President of Franchise Sales and Development for Buffalo Wild Wings, Inc. in Minneapolis, Minnesota, where he was directly responsible for selling more than 120 new franchise/development agreement and the execution of an additional 200 trailing franchise agreements.
We believe that Mr. McClintock is well-qualified to serve as a member of the Board due to his extensive franchise expertise. This expertise is particularly relevant to our business as both an owner-operator of Buffalo Wild Wings franchises and our planned franchising of our Bagger Dave’s concept.
Jason Curtis is the Company’s Chief Operating Officer. Mr. Curtis joined the Company in 2000 and was appointed to his current position in 2002. Prior to his current role, Mr. Curtis worked in progressively advancing positions of increasing responsibility starting at the ground level in the kitchen of BWW. He plays an integral role in identifying and developing unit level management and multi-unit supervisors to address the Company’s expansion plans. Mr. Curtis serves on the Buffalo Wild Wings National Leadership Council, a position he was elected to by fellow franchisees within the Buffalo Wild Wings system.
Shannon Kubenez, our Director of Marketing, joined the Company in May 2006 as Marketing Coordinator. She was promoted to Director of Marketing in 2007 and oversees all local marketing and media for Buffalo Wild Wings and the marketing and brand development strategy for Bagger Dave’s. In July 2009, she was appointed to the Board of Directors for the Berkley Downtown Development Authority and is also a member of the American Marketing Association. She has more than six years of progressive marketing experience, initially at WOMC-FM where she specialized in event management for the station’s clients. Prior to joining the Company, Ms. Kubenez worked at the National Multiple Sclerosis Society, Michigan Chapter for over four years. Ms. Kubenez earned a Bachelor of Arts degree in Communications from Bethel College in Mishawaka, IN.
Kristine Werda, our Director of Human Resources, joined the company in October 2002, working at our Novi Buffalo Wild Wings location. In November 2005, Ms. Werda was promoted to management, as well as a part time HR assistant. In June 2006, Ms. Werda was promoted to her current position, Director of Human Resources. Ms. Werda provides employee relation support for the management and administration teams and acts as a team member advocate. Her main responsibility is completing human resource administrative systems and the development of solutions to support the activities and functions of the human resource department. Ms. Werda is a member of the Society for Human Resource Management (SHRM) and the National Association of Professional Women (NAPW). Ms. Werda graduated with departmental honors at Oakland University earning her Bachelor’s degree in Human Resource Development. Ms. Werda is currently studying at Walsh University for a Masters in Business Administration (MBA) focusing on Strategic Leadership.

Corporate Governance
Board Meetings
The Board of Directors met four (4) times in Fiscal Year 2009. During 2009, each director attended at least 75% of the total number of meetings of our Board and its committees on which he or she then served.
Board Committees
Our Board of Directors has, and appoints members to, three standing committees: the Audit Committee, the Disclosure Controls, Governance and Nominating Committee, and the Compensation Committee. The membership of these committees, as of April 21, 2010, was as follows:

Disclosure Controls,
Governance and Nominating
Audit Committee	Committee	Compensation Committee

Jay Dusenberry*	Michael Ansley	David Ligotti
Gregory Stevens	David Burke Gregory Stevens	Gregory Stevens

*	Committee chairman
Each of these committees has a written charter that has been approved by our Board of Directors and is available in the investor relations section of our website, www.diversifiedrestaurandholdings.com.
Audit Committee
Our Audit Committee is solely responsible for appointing and reviewing fee arrangements with our independent accountants, and approving any non-audit services by our independent accountants. Our Audit Committee reviews and monitors our internal accounting procedures and reviews the scope and results of the annual audit and other services provided by our independent accountants. The Audit Committee is also responsible for overseeing our compliance with legal and regulatory requirements, including our disclosure controls and procedures. Our Audit Committee currently consists of Messrs. Jay A. Dusenberry and Gregory J. Stevens. Our Board has determined that each of the Members of the Audit Committee meets the criteria for independence under the statement provided by the NASDAQ Stock Market.
We believe that each of the members of the Audit Committee is financially sophisticated and is able to read and understand our consolidated financial statements. The Audit Committee met four times during 2009 and both members attended each meeting. The Chairman of the Audit Committee was present at all meetings. Our Board of Directors has determined that Mr. Dusenberry is an audit committee financial expert as defined in Item 401 of Regulation S-K.
Disclosure Controls, Governance and Nominating Committee
The purposes of our Disclosure Controls, Governance and Nominating Committee are to: (i) ensure that all disclosures made by the Company to its stockholders or the investment community fairly present the Company’s financial condition and the results of operations in all material respects and such disclosures are accurate, complete, and timely made as required by applicable laws and any applicable stock exchange requirements; (ii) advise and make recommendations to the Board of Directors with respect to corporate governance principles and practices; and (iii) recommend qualified candidates to the Board for election as directors of the Company, including the slate of directors that the Board proposes for election by shareholders at the annual meetings and candidates to fill vacancies occurring between annual meetings.

The committee will consider nominees for directors nominated by stockholders upon submission in writing to our corporate secretary of the names of such nominees in accordance with our bylaws. Our Disclosure Controls, Governance and Nominating Committee currently consists of Messrs. T. Michael Ansley, David G. Burke, and Gregory J. Stevens. The Disclosure Controls, Governance and Nominating Committee met one time during 2009 and all members of the committee were present at that meeting.
The Disclosure Controls Governance and Nominating Committee has used an informal process to identify potential candidates for nomination as directors. Candidates for nomination have been recommended by an executive officer or director, and considered by the Disclosure Controls Governance and Nominating Committee and the Board of Directors. Generally, candidates have been members of the Southeast Michigan community who have been known to one or more of our Board members. The Disclosure Controls Governance and Nominating Committee has not adopted specific minimum qualifications that it believes must be met by a person it recommends for nomination as a director. In evaluating candidates for nomination, the Disclosure Controls Governance and Nominating Committee will consider the factors it believes to be appropriate. These factors would generally include the candidate’s personal and professional integrity, business judgment, relevant experience and skills, and potential to be an effective director in conjunction with the rest of our Board of Directors in collectively serving the long-term interests of our shareholders. We do not have a specific policy relating to the consideration of diversity in identifying director candidates. However, the Disclosure Controls Governance and Nominating Committee does consider the diversity of our Board when identifying director candidates. The amount of consideration given to diversity varies with the Disclosure Controls Governance and Nominating Committee’s determination of whether we would benefit from expanding the Board’s diversity in a particular area. We believe this policy has been effective in identifying candidates with the diverse business experience necessary to lead our growing Company.
Although the Governance and Nominating Committee has the authority to retain a search firm to assist it in identifying director candidates, there has to date been no need to employ a search firm. The Governance and Nominating Committee does not evaluate potential nominees for director differently based on whether they are recommended by a shareholder.
Shareholders who themselves wish to effectively nominate a person for election to the Board of Directors, as contrasted with recommending a potential nominee to the Governance and Nominating Committee for its consideration, are required to comply with the advance notice and other requirements set forth in our bylaws.
Compensation Committee
Our Compensation Committee is primarily responsible for reviewing and approving the compensation and benefits of our executive officers; evaluating the performance and compensation of our executive officers in light of our corporate goals and objectives; and making recommendations to our board of directors regarding these matters. Our Compensation Committee currently consists of Messrs. David Ligotti and Gregory J. Stevens. The Compensation Committee met two times during 2009 and both members of he committee were present at all meetings.
The Compensation Committee’s responsibilities and authority include:
•	reviewing and approving the goals and objectives relating to the compensation of the Company’s executive officers, and may recommend them to the Board of Directors for approval.

•
determining, or recommending to the Board of Directors for determination, all elements of compensation for executive officers of the Company. Elements of compensation may include, among other items, (a) annual base salary, (b) annual cash incentive compensation, (c) cash and equity based long-term incentive compensation, (d) employment agreements, severance arrangements and change in control agreements or provisions, (e) deferred compensation and retirement plans, (f) health, disability and life insurance, and (g) special or supplemental benefits.

•	evaluating, at least annually, the performance of the Company’s executive officers.

The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion. The Compensation Committee also has the authority to retain compensation consultants, outside counsel, and other internal or external advisors to assist it in fulfilling its responsibilities, and to approve the related fees and retention terms, as it may deem appropriate in its discretion. The Compensation Committee did not retain or pay any fees to a compensation consultant in Fiscal Year 2009.
Board Leadership Structure
Our Board of Directors is led by T. Michael Ansley, our Chairman of the Board, President and Chief Executive Officer. The decision as to who should serve as Chairman of the Board, and who should serve as Chief Executive Officer, and whether those offices should be combined or separate, is properly the responsibility of our Board of Directors. The members of our Board of Directors possess considerable experience and unique knowledge of the challenges and opportunities we face, and are in the best position to evaluate our needs and how best to organize the capabilities of the directors and senior officers to meet those needs. The Board of Directors believes that the most effective leadership structure for us now is for Mr. Ansley to serve as both Chairman of the Board and Chief Executive Officer.
Mr. Ansley was our founding President and Chief Executive Officer, and has been our Chairman of the Board and Chief Executive Officer since our inception; as such the Board of Directors believes that he is uniquely qualified through his experience and expertise to be the person who generally sets the agenda for, and leads discussions of, strategic issues for our Board. Mr. Ansley was one of the key individuals behind our formation and his leadership was instrumental in the drafting and implementation of our strategic plan, as well as our mission and vision statements. Mr. Ansley’s leadership, in both his Chairman of the Board and Chief Executive Officer roles, continues to ensure that we remain dedicated to and focused on our mission. Our Board believes that his dedication and focus is particularly important during these challenging economic times to ensure that we continue to differentiate ourselves from our competition while navigating the difficult economic waters and keeping us well poised for future market expansion. Our Board believes that we and our shareholders can be best-served by leaving these roles combined.
Our Bylaws authorize our Board of Directors to establish an executive committee that may act on behalf of the Board in all matters except the declaration of dividends or undertaking major change transactions such as a merger or sale of substantially all the assets of the Company. However, at this time, our Board of Directors has not designated an executive committee. Instead, our Board of Directors accomplishes most of its corporate governance role, including new director and succession planning, either acting as a whole board or, as appropriate, through its Audit Committee, Disclosure Controls, Governance and Nominating Committee, and Compensation Committee, which are chartered to undertake significant activities as described below. The Board does not have a lead independent director and does not believe that designating a lead independent director would be necessary or helpful at this time.
Board Role in Risk Oversight
Our Board of Directors oversees our risk management in cooperation with management. The Board and management regularly assess and communicate regarding risks confronting the Company, including transaction specific risks, macroeconomic trends, industry developments, and risks factors unique to our business. The members of the Audit Committee also discuss various financial reporting and accounting risk factors with our internal audit firm, Oakwood Business Services, LLC.
Communications with the Board
Our Board of Directors believes that full and open communication between stockholders and members of our board is in our best interest and the best interests of our stockholders. Stockholders can contact any director or committee of the board by writing to the Chairman of the Audit Committee, Mr. Jay Alan Dusenberry at 27680 Franklin Road, Southfield, Michigan 48034. The Chairman of the Audit Committee will determine the extent to which such stockholder communications should be disseminated to other members and will address the communication with the inquiring shareholders as appropriate.
Director Attendance At Annual Meeting
Our Board of Directors does not have a policy requiring directors to attend annual meetings of Shareholders. However, we believe that the annual meeting provides an opportunity for shareholders to communicate with directors and have requested that all directors make every effort to attend the Company’s Annual Meeting. We make every effort to schedule our Annual Meeting at a time and date to maximize attendance by directors, taking into account the directors’ schedules. Three of our five board members attended our 2009 Annual Shareholders’ Meeting.

Code of Business Conduct and Ethics
We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our corporate code of ethics may be obtained, without charge, upon written request to: 27680 Franklin Road, Southfield, Michigan 48034. The Code of Ethics may be reviewed on our website at http://www.diversifiedrestaurantholdings.com/images/main/CodeOfEthics.pdf. A copy of our code of ethics was filed as exhibit 14 to our Form 10-K filed with the SEC on March 31, 2009. These filings may be viewed online at www.sec.gov.
Audit Committee Report
The Audit Committee has reviewed and discussed the Company’s audited financial statements for Fiscal Year 2009 with management and with the Company’s independent registered public accounting firm, Silberstein Ungar, PLLC. The Audit Committee has discussed with Silberstein Ungar, PLLC the matters required to be discussed by the Statement on Accounting Standards No. 61, as amended, relating to the conduct of the audit. The Audit Committee has received the written disclosures and the letter from Silberstein Ungar, PLLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has discussed with Silberstein Ungar, PLLC its independence.
Based on the Audit Committee’s review of the audited financial statements and the review and discussions described in the foregoing paragraph, the Audit Committee recommended to the Board that the audited financial statements for Fiscal Year 2009 be included in the Company’s Annual Report on Form 10-K for Fiscal 2009 for filing with the Commission.
Submitted by the members of the Audit Committee:
Jay A. Dusenberry, Chairman
Gregory Stevens
Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations received from our directors and officers, we believe that all reports required to be filed under Section 16(a) for fiscal year 2009 were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION
The following table summarizes compensation earned by or paid to our principal executive officer and our other executive officers for our last two completed fiscal years. No other executive officer received total annual salary and bonus equal to or in excess of $100,000 during those periods.
Summary Compensation Table

							Nonqualified
						Non Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)
T. Michael Ansley	2009	86,154						11,178	97,332
President and Chief Executive Officer	2008	100,000						14,400	114,400
Jason T. Curtis	2009	70,000	15,142					8,400	93,542
Chief Operating Officer	2008	85,000	23.424					8,400	101,824
Base Salary and Bonus
Consistent with our objective of attracting and retaining highly qualified and experienced employees, we establish base salary ranges for our executive officers that are intended to be competitive for comparable positions. Base salary data for comparable industry positions are reviewed annually from survey data obtained from the Chain Restaurant Executive Compensation Report prepared by HVS Executive Search and Nations Restaurant News and other pertinent sources. Annual salary increases are tied to objective performance-based criteria established by the Compensation Committee.
The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 27, 2009.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity					Awards:	or Payout
			Incentive					Number of	Value of
			Plan				Market	Unearned	Unearned
	Number of		Awards:			Number	Value of	Shares,	Shares,
	Securities	Number of	Number of			of Shares	Shares	Units or	Units or
	Underlying	Securities	Securities			or Units	or Units	Other	Other
	Unexercised	Underlying	Underlying			of Stock	of Stock That	Rights	Rights
	Options	Unexercised	Unexercised	Option		That	Have	That Have	That
	(#)	Options	Unearned	Exercise	Option	Have Not	Not	Not	Have Not
	Exercisable	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
T. Michael Ansley	20,000	10,000		50,000	7/30/13	10,000	54,000	0	0
Jason T. Curtis	0	0	0	0	—	0	0	0	0

Directors and Compensation
The table below provides information regarding the compensation of our directors for our fiscal year ending December 27, 2009.

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name (1)	($)	($)	($)	($)	($)	($)	($)
David Ligotti	0	0	6,462	0	0	0	6,462
Jay Alan Dusenberry	0	0	6,462	0	0	0	6,462
David G. Burke	0	0	6,462	0	0	0	6,462
Gregory J. Stevens	0	0	6,462	0	0	0	6,462

(1)	Compensation information for T. Michael Ansley, our President and Chief Executive Officer, is fully reflected in the Executive Compensation section above and, as such, is not repeated here.
Long-Term Incentive Plans and Awards
We do not have any long-term incentive plans or pension plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of our officers, directors, employees or consultants since we were founded.
Compensation of Directors
The members of the Board of Directors will be granted options to purchase up to 30,000 shares of our common stock in return for their services as directors. Under the terms of the Stock Option Agreement, they receive the option to purchase 10,000 shares in each of the first three years of their terms as directors. If they resign their position during that period, their options will not vest. Once vested, the options will allow the directors to purchase our common stock for $2.50 per share. The options will expire six (6) years from the date of grant. There were no reimbursement expenses paid to any director during the year ending December 27, 2009.
Employment Contracts, Termination of Employment, Change-in-Control Arrangements
There are no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants with the Company. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control of the Company.
Personal Liability and Indemnification of Directors
Our bylaws contain provisions in accordance with the Nevada Corporate Code which reduce the potential personal liability of directors for certain monetary damages and provide for indemnification of directors and other persons. We are unaware of any pending or threatened litigation against us or our directors that would result in any liability for which our directors would seek indemnification or similar protection at this time.
Such indemnification provisions are intended to increase the protection provided directors and, thus, increase our ability to attract and retain qualified persons to serve as directors.
Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding the beneficial ownership of our common stock by each person known to us to own beneficially more than 5% of our outstanding shares of common stock as of April 21, 2010. The title of the class of shares for all owners is $0.0001 par value common stock.

Name and Address of	Amount and Nature of		Percent of Class Beneficially (1)
Beneficial Owner	Beneficial Ownership		Owned
T. Michael Ansley	11,163,500	(2)	59.08%
27680 Franklin Road Southfield, Michigan 48304

Thomas D. Ansley	1,356,500	(3)	7.19%
5585 Old 70 Rd. Springfield, OH 45502

(1)
The percentages shown are based on the 18,876,000 shares of our common stock outstanding as of April 21, 2010, plus the number of shares that the named person or group has the right to acquire within 60 days of April 21, 2010. For purposes of computing the percentage of outstanding shares of common stock held by each person or group, any shares that the person or group has the right to acquire within 60 days after April 21, 2010 are deemed to be outstanding with respect to such person or group but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

(2)
This information is based on a Schedule 13G filed by T. Michael Ansley on February 11, 2010, and subsequently confirmed by the Board. The Schedule 13G discloses that T. Michael Ansley has sole voting and dispositive power for these shares. This information includes 11,143,500 shares currently owned directly by Mr. Ansley and warrants exercisable within 60 days of the date of this proxy statement to purchase 20,000 shares at an exercise price of $2.50 per share.

(3)	This information is based on a Schedule 13G filed by Thomas D. Ansley on February 11, 2010. The Schedule 13G discloses that Thomas D. Ansley has sole voting and dispositive power for these shares.

The following table presents information regarding the beneficial ownership of our common stock, as of April 21, 2010, by each of our directors, each nominee for election as a director, our executive officers named in the Summary Compensation Table, and all of our directors and executive officers as a group.

	Amount and Nature of		Percent of Class Beneficially
Name of Beneficial Owner	Beneficial Ownership		Owned(1)
T. Michael Ansley°	11,163,500	(2)	59.08%
Gregory J. Stevens°	239,979	(3)	1.27%
Jay A. Dusenberry°	20,000	(4)	*
David Ligotti°	220,000	(5)	1.16%
Bill McClintock†	100		*
Joseph M. Nowicki†	0		*
Jason T. Curtis	900,000		4.77%
David G. Burke°	20,000	(6)	*

All Officers and Directors As a Group (6 persons)	12,563,579		66.23%

*	Less than one percent

°	Existing member of Board of Directors and Nominee for reelection

†	Director nominee

(1)
The percentages shown are based on the 18,876,000 shares of our common stock outstanding as of April 21, 2010, plus the number of shares that the named person or group has the right to acquire within 60 days of April 21, 2010. For purposes of computing the percentage of outstanding shares of common stock held by each person or group, any shares that the person or group has the right to acquire within 60 days after April 21, 2010 are deemed to be outstanding with respect to such person or group but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

(2)
This information includes 11,143,500 shares currently owned directly by Mr. Ansley and warrants exercisable within 60 days of the date of this proxy statement to purchase 20,000 shares at an exercise price of $2.50 per share.

(3)
Includes 219,979 shares currently owned directly by Mr. Stevens and warrants exercisable within 60 days of the date of this proxy statement to purchase 20,000 shares at an exercise price of $2.50 per share. Includes shares owned by the Gregory J. Stevens Trust, of which Mr. Stevens is the sole trustee and beneficiary.

(4)
Includes 6,000 shares currently owned directly by Mr. Dusenberry and warrants exercisable within 60 days of the date of this proxy statement to purchase 14,000 shares at an exercise price of $2.50 per share.

(5)
Includes 200,000 shares currently owned directly by Mr. Ligotti and warrants exercisable within 60 days of the date of this proxy statement to purchase 20,000 shares at an exercise price of $2.50 per share.

(6)	Mr. Burke’s shares consist of warrants exercisable within 60 days of the date of this proxy statement to purchase 20,000 shares at an exercise price of $2.50 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions
Loans from Related Parties
David Liggoti and Gregory J. Stevens, members of the board of directors of the Company, each made a loan to the Company in November, 2008 in the amount of $95,000. Each loan was evidenced by a promissory note that earned interest at 5.26% per annum and was for a term of one year. Each also held a warrant, acquired in November 2006 through a private placement, to purchase 100,000 shares of common stock of the Company at $1.00 per share. In November of 2009, Mr. Ligotti and Mr. Stevens each elected to surrender their promissory note as currency for the exercise price of the warrant. Thus, Mr. Ligotti and Mr. Stevens each acquired 100,000 shares of common stock of the company at the exercise price of $1.00 per share in exchange for forgiveness of $100,000 in debt owned to him by the Company. Apart from the conversion, the Company made no payment of principal or interest in connection with the note. We believe these transactions were made on terms at least as favorable to the Company as could have been obtained from an unrelated third party.

T. Michael Ansley is the President and Chief Executive Officer of the Company, Chairman of the Board of Directors, and a principal shareholder of the Company. In January 2008, Mr. Ansley made a loan to the Company in the amount of $100,000. The term of the loan is three years and the loan earns interest at the rate of 3.20% per annum. On January 1, 2009, the balance of the loan was $103,200. During fiscal year 2009, we made principal payments totaling $50,775.57 and interest payments totaling $2,562.03. The outstanding loan balance was $35,135.44 as of April 7, 2010. We believe this loan was made on terms at least as favorable to the Company as could be obtained from an unrelated third party.
Accounting Services
David Ligotti is a member of our Board of Directors and the owner and operator of Oakwood Business Services, LLC, a provider of accounting and consulting services. Oakwood Business Services, LLC provides accounting and business services to the Company under contract and we pay Oakwood approximately $7,200 per month for such services. Oakwood has provided these services since our inception. We believe this relationship is on terms at least as favorable to the Company as could be obtained from an unrelated third party.
Purchase of Affiliated Restaurants
On February 1, 2010, the Company, through its wholly-owned subsidiary AMC Wings, Inc. (“Wings”), acquired nine affiliated Buffalo Wild Wings restaurants (the “Affiliated Restaurants”) for a total purchase price of $3,134,790 by exercising the option to purchase described below. The table below details the name, location, identity of the sellers and purchase price of each of the Affiliated Restaurants. The purchase of each of the Affiliated Restaurants was accomplished pursuant to an Amended and Restated Stock Purchase Agreement or a Membership Interest Purchase Agreement, as applicable (the “Purchase Agreements”). Each of the Purchase Agreements is dated February 1, 2010. Conformed copies of the Purchase Agreements are attached as Exhibit 2.01 to our Form 8-K filed with the Securities and Exchange Commission on February 5, 2010.
Prior to this acquisition, the Company managed and operated each of the Affiliated Restaurants through its wholly-owned subsidiary, AMC Group, Inc. In August of 2008, the Company obtained the option to purchase 100% of the outstanding equity interests of the holding companies of each of the Affiliated Restaurants. Under the terms of the Purchase Agreements, the purchase price for each of the Affiliated Restaurants was determined by multiplying each company’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), for the previous three (3) fiscal years (2007, 2008 and 2009) by two, and subtracting the long-term debt of such company. Two of the Affiliated Restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those entities was set at $1.00 per membership interest percentage. The Company’s option to acquire the Affiliated Restaurants was set to expire on August 31, 2010.
Each of the Affiliated Restaurants was owned by the related persons identified adjacent to such restaurant’s name in the table below. These persons have the following relationships with the Company:
•	T. Michael Ansley is the Chairman of the Board of Directors, President and CEO and a principal shareholder of the Company;
•	Thomas D. Ansley is the father of T. Michael Ansley and a principal shareholder of the Company;
•	Mark C. Ansley is the brother of T. Michael Ansley;
•	Steven A. Menker is a principal shareholder of the Company;
•	Jason T. Curtis is the Chief Operations Officer and a principal shareholder of the Company; and
•	Michael R. Lichocki is an area manager for, and a shareholder of, the Company.
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

Holding Company Name and Restaurant
Location	Selling Equityholders	Purchase Price
TMA Enterprises of Novi, Inc.	T. Michael Ansley	$613,366
Buffalo Wild Wings Grill & Bar	Thomas D. Ansley
44375 Twelve Mile Rd.	Steven A. Menker
Novi, MI 48377

TMA Enterprises of Ferndale, LLC	T Michael Ansley	$658,663
Buffalo Wild Wings Grill & Bar	Thomas D. Ansley
280 W. Nine Mile Road	Steven A. Menker
Ferndale, Michigan 48220	Jason T. Curtis

Flyer Enterprises, Inc.	T. Michael Ansley	$541,167
Buffalo Wild Wings Grill & Bar	Thomas D. Ansley
44671 Mound Road	Steven A. Menker
Sterling Heights, MI 48314

Bearcat Enterprises, Inc.	T. Michael Ansley	$381,182
Buffalo Wild Wings Grill & Bar	Jason T. Curtis
15745 15 Mile Rd.	Steven A. Menker
Clinton Township, MI 48035

Anker, Inc.	T. Michael Ansley	$292,961
Buffalo Wild Wings Grill & Bar	Thomas D. Ansley
3190 Silver Lake Rd.	Steven A. Menker
Fenton, MI 48430

AMC Warren, LLC	T. Michael Ansley	$549,225
Buffalo Wild Wings Grill & Bar	Steven A. Menker
29287 Mound Rd.	Jason T. Curtis
Warren, MI 48092	Michael R. Lichocki

MCA Enterprises Brandon, Inc.	T Michael Ansley	$98,025
Buffalo Wild Wings Grill & Bar	Thomas D. Ansley
2055 Badlands Drive	Mark C. Ansley
Brandon, FL 33511	Steven A. Menker
Jason T. Curtis

Buckeye Group, LLC	T Michael Ansley	$100
Buffalo Wild Wings Grill & Bar	Thomas D. Ansley
13416 Boyette Rd.	Mark C. Ansley
Riverview, FL 33569	Steven A. Menker
Jason T. Curtis

Buckeye Group II, LLC	T Michael Ansley	$100
4067 Clark Rd.	Thomas D. Ansley
Sarasota, FL 34233	Mark C. Ansley
Steven A. Menker
Jason T. Curtis

	Total Purchase Price	$3,134,790

Management Services Agreement with Affiliated Restaurants
Throughout Fiscal Year 2009 and prior to the acquisition of the Affiliated Restaurants on February 1, 2010 (as described immediately above), we provided management and consulting services to the nine Affiliated Restaurants through a Management Services Agreement (the “Services Agreement”) between AMC Group, Inc., our wholly-owned subsidiary, and Stallion, LLC, a cooperative management company operating on behalf of the Affiliated Restaurants. The Service Agreement called for AMC Group, Inc. to collect from Stallion, LLC a service fee up to 8.00% of the gross revenue of each restaurant under management. Stallion, LLC is owned by T. Michael Ansley (51%), Jason T. Curtis (24.5%) and Steven Menker (24.5%). Management Fees paid by Stallion, LLC to the Company in fiscal year 2009 totaled approximately $1.7 million. T. Michael Ansley is the Chairman of the Board of Directors, President and CEO and a principal shareholder of the Company. Jason T. Curtis is the Chief Operations Officer and a principal shareholder of the Company. Steven A. Menker is a principal shareholder of the Company. The Services Agreement expired on February 1, 2010, upon acquisition of the Affiliated Restaurants. We believe the Services Agreement was on terms at least as favorable to the Company as could be obtained from an unrelated third party.
Lease of Restaurant Location from Related Party
The Company leases the location for its Berkley Bagger Dave’s Restaurant from TM Apple Company, LLC. TM Apple Company, LLC is owned 51% by T. Michael Ansley, and 39% by Steve Menker and 10% by Jason T. Curtis. Mr. Curtis is the Chief Operating Officer of the Company. The lease commenced on January 13, 2008 and it runs for a term of fifteen years, with renewal options for 3 additional five year terms. T. Michael Ansley is the Chairman of the Board of Directors, President and CEO and a principal shareholder of the Company. Jason T. Curtis is the Chief Operations Officer and a principal shareholder of the Company. Steven A. Menker is a principal shareholder of the Company. The rental rate under the lease is $6,306 per month and total rent payments for fiscal year 2009 were $75,672. We believe this lease is on terms at least as favorable to the Company as could be obtained from an unrelated third party.
Procedure for Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee of the Board of Directors is responsible for evaluating the appropriateness of all related-party transactions.
The Audit Committee has adopted written policies and procedures for the Committee to review and approve or ratify related-party transactions with the Company. These transactions include transactions that must be disclosed under the SEC rules in filings with the SEC.
Transactions that are deemed immaterial under SEC disclosure requirements are excluded from the review process.
Criteria for Audit Committee approval or ratification of related-party transactions include:
(a) whether the transactions are on terms no less favorable to the Company than terms generally available from an unrelated third party;
(b) the extent of the related-party’s interest in the transaction;
(c) whether the transaction would interfere with the performance of the officer’s or director’s duties to the Company;
(d) in the case of a transaction involving a non-employee director, whether the transaction would disqualify the director from being deemed independent under the NASDAQ Stock Market listing requirements; and
(e) such other factors that the Audit Committee deems appropriate under the circumstances.
Director Independence
As the Company is quoted on the OTCBB and not one of the national securities exchanges, it is not subject to any director independence requirements. However, we have adopted the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our employees or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the following persons shall not be considered independent:
• a director who is, or at any time during the past three years was, employed by us;

• a director who accepted or who has a family member who accepted any compensation from us in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:
• compensation for service on the Board of Directors or any committee thereof;
• compensation paid to a family member who is one of our employees (other than an executive officer); or
• under a tax-qualified retirement plan, or non-discretionary compensation;
• a director who is a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
• a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:
• payments arising solely from investments in our securities; or
• payments under non-discretionary charitable contribution matching programs;
• a director who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of such other entity; or
• a director who is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.
For purposes of the NASDAQ Stock Market’s independence standards, the term “family member” means a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home.
The Board of Directors has assessed the independence of each non-employee director and director nominee under the NASDAQ Stock Market’s independence standards set forth above, and believes that Messrs. Gregory J. Stevens, Jay Alan Dusenberry, Joseph M. Nowicki and Bill McClintock qualify as independent directors. In making this determination, our Board of Directors has concluded that none of the independent directors has a relationship that in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The other directors would not qualify as independent due to their affiliation with the Company and due to their receipt of certain fees or compensation from the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees to Independent Registered Public Account Firm for Fiscal Years 2008 and 2009
The following table shows the fees for audit and other professional services provided to us by Rehmann in the Fiscal Year ended December 31, 2008 and Silberstein Ungar in the Fiscal Year ended December 27, 2009.

Services	2008	2009

Audit Fees (1)	$42,000	$98,625
Audit-Related Fees (2)	$22,900	$0
Tax Fees (3)	$500	$0
All Other Fees (4)	$5,260	$0

Total audit and non-audit fees	$70,660	$98,625

(1)
“Audit Fees” includes the aggregate fees billed for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q, and audit fees related to our acquisition of the Affiliated Restaurants.

(2)	“Audit-Related Fees” consist of fees billed for professional services rendered related to the performance of the audit review that are not otherwise reported under Audit Fees.

(3)	“Tax Fees” consist of fees billed for professional services rendered for services rendered in connection with tax compliance, tax advice and tax planning.

(4)	“All Other Fees” consist of fees billed for professional services rendered that are not otherwise reported above.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Company’s Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Company’s independent auditors may be engaged to provide non-audit services only after the appointed auditor has first considered the proposed engagement and has determined in each instance that the proposed services are not prohibited by applicable regulations and the auditors’ independence will not be materially impaired as a result of having provided these services. In making this determination, the Audit Committee takes into consideration whether a reasonable investor, knowing all relevant facts and circumstances would conclude that the auditor’s exercise of objective and impartial judgment on all issues encompassed within the auditors’ engagement would be materially impaired. All services provided by the Company’s independent auditors in 2008 and 2009 were pre-approved by the Audit Committee or its chairman in accordance with the Company’s policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits:
Index to Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

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
Dated: April 23, 2010

DIVERSIFIED RESTAURANT HOLDINGS, INC.
By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director and Chairman of the Board