Form 10-Q
period 2010-03-28
Diversified Restaurant Holdings, Inc.
filed 2010-05-12
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File No. 000-53577
DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420

(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)
27680 Franklin Road
Southfield, Michigan 48034
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,876,000 shares of $.0001 par value common stock outstanding as of May 11, 2010.
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
(Do not check if a smaller reporting company)

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
[Please refer to subsequent pages.]

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 28	December 27
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,294,021	$649,518
Accounts receivable — related party	—	254,540
Inventory	302,170	125,332
Prepaid assets	101,959	103,452
Accounts receivable — other	32,456	11,219
Other assets	15,592	49,280

Total current assets	1,746,198	1,193,341

Property and equipment, net (Note 3)	11,915,555	7,866,149
Intangible assets, net (Note 4)	817,843	411,983
Deferred income taxes (Note 8)	505,876	246,754

Total assets	$14,985,472	$9,718,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (Notes 5 and 6)	$2,786,486	$1,402,742
Accounts payable	841,419	293,984
Accrued liabilities	791,869	329,355
Deferred rent	104,940	54,273

Total current liabilities	4,524,714	2,080,354

Accrued rent	904,639	253,625
Deferred rent	611,789	422,068
Other liabilities — interest rate swap	214,074	167,559
Long-term debt, less current portion (Notes 5 and 6)	9,023,271	4,601,909

Total liabilities	15,278,487	7,525,515

Commitments and contingencies (Notes 5, 6, 9, 10, and 11)
Stockholders’ (deficit) equity (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000, respectfully, issued and outstanding	1,888	1,863
Additional paid-in capital	2,614,208	2,356,155
(Accumulated deficit) retained earnings	(2,909,111)	(165,306)

Total stockholders’ (deficit) equity	(293,015)	2,192,712

Total liabilities and stockholders’ equity	$14,985,472	$9,718,227

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 28	March 31
	2010	2009
Revenue
Food and beverage sales	$8,642,001	$4,135,010
Management and advertising fees	165,886	456,529

Total revenue	8,807,887	4,591,539

Operating expenses
Compensation costs	2,586,812	1,359,207
Food and beverage costs	2,672,548	1,281,996
General and administrative	2,157,855	1,108,472
Occupancy	610,166	274,397
Depreciation and amortization	522,560	346,405

Total operating expenses	8,549,941	4,370,477

Operating profit	257,946	221,062

Interest expense	(150,283)	(111,307)
Other income, net	13,091	11,219

Income before income taxes	120,754	120,974

Income tax benefit (provision)	110,516	(41,761)

Net income	$231,270	$79,213

Basic earnings per share — as reported	$0.012	$0.004

Fully diluted earnings per share — as reported	$0.008	$0.003

Weighted average number of common shares outstanding (Notes 1 and 7)
Basic	18,870,505	18,070,000
Diluted	29,020,000	29,020,000

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				(Accumulated
			Additional	Deficit)	Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances — December 27, 2009 (audited)	18,626,000	$1,863	$2,356,155	$(165,306)	$2,192,712

Shares issued for warrants exercised at $1.00 per share (Note 7)	250,000	25	249,975	—	250,000

Share-based compensation (Note 7)		—	8,078	—	8,078

Acquisition of BWW restaurants (Note 2)		—		(2,975,075)	(2,975,075)

Net income		—	—	231,270	231,270

Balances — March 28, 2010 (unaudited)	18,876,000	$1,888	$2,614,208	$(2,909,111)	$(293,015)

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 28	March 31
	2010	2009
Cash flows from operating activities
Net income	$231,270	$79,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	522,560	346,405
Loss on disposal of property and equipment	34,875	—
Share-based compensation	8,078	8,078
Deferred income tax benefit	(259,122)	154,761
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	254,540	(82,099)
Accounts payable	302,004	(237,669)
Inventory	(20,295)	9,252
Prepaid assets	65,707	20,812
Accounts receivable — other	(21,237)	145,364
Intangible assets	(73,116)	—
Other assets	33,688	(11,780)
Accrued liabilities	163,144	43,565
Accrued rent	46,069	40,558
Deferred rent	(22,011)	(13,899)

Net cash provided by operating activities	1,266,154	502,561

Cash flows used in investing activities
Purchases of property and equipment	(636,505)	(26,496)

Cash from financing activities
Proceeds from issuance of notes payable — related party	236,198	4,375
Proceeds from issuance of long-term debt	—	427,953
Repayment of notes payable — related party	(25,084)	(25,048)
Repayments of long-term debt	(446,260)	(209,005)
Proceeds from issuance of common stock	250,000	—

Net cash provided by financing activities	14,854	198,275

Net increase in cash and cash equivalents	644,503	674,340

Cash and cash equivalents, beginning of period	649,518	133,865

Cash and cash equivalents, end of period	$1,294,021	$808,205

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Diversified Restaurant Holdings, Inc. (“DRH”) was formed on September 25, 2006. DRH and its three wholly-owned subsidiaries, AMC Group, Inc, (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”) (collectively referred to as the “Company”), develop, own, and operate, as well as render management and advertising services for, Buffalo Wild Wings (“BWW”) restaurants located throughout Michigan and Florida and the Company’s own restaurant concept, Bagger Dave’s Legendary Burgers and Fries (“Bagger Dave’s”), as detailed below.
The following organizational chart outlines the corporate structure of the Company and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated in the State of Michigan.

* Under development
AMC was formed on March 28, 2007 and serves as the operational and administrative center for the Company. AMC renders management and advertising services to WINGS and its subsidiaries, BURGERS and its subsidiaries, and, prior to February 1, 2010 acquisition (see Note 2 for details), nine BWW restaurants affiliated with the Company through common ownership and management control but not required to be consolidated for financial reporting purposes. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds the following 16 BWW restaurants that are currently in operation:

Date of
Subsidiary	Restaurant Opening
Flyer Enterprises, Inc. (Sterling Heights, MI)	December 1999*
Anker, Inc. (Fenton, MI)	April 2001*
TMA Enterprises of Novi, Inc. (Novi, MI)	June 2002*
Bearcat Enterprises, Inc. (Clinton Township, MI)	December 2003*
MCA Enterprises Brandon, Inc. (Brandon, FL)	June 2004*
TMA Enterprises of Ferndale, Inc. (Ferndale, MI)	March 2005*
Buckeye Group, LLC (Riverview/Fish Hawk Ranch, FL)	September 2005*
Buckeye Group II, LLC (Sarasota, FL)	March 2006*
AMC Warren, LLC (Warren, MI)	July 2006*
AMC North Port, Inc. (North Port, FL)	August 2007
AMC Riverview, Inc. (Riverview, FL)	August 2007
AMC Grand Blanc, Inc. (Grand Blanc, MI)	March 2008
AMC Troy, Inc. (Troy, MI)	July 2008
AMC Petoskey, Inc. (Petoskey, MI)	August 2008
AMC Flint, Inc. (Flint, MI)	December 2008
AMC Port Huron, Inc. (Port Huron, MI)	June 2009

*	This restaurant location was previously managed by DRH. Effective February 1, 2010, DRH acquired this location (see Note 2 for details).
The Company also executed franchise agreements with Buffalo Wild Wings, Inc. (“BWWI”) to open two more restaurants in 2010, one in Chesterfield Township, Michigan and the other in Marquette, Michigan. These restaurants will be held by AMC Chesterfield, Inc. and AMC Marquette, Inc., respectively. The Company is economically dependent on retaining its franchise rights with BWWI. Each of the franchise agreements has a specific expiration date ranging from September 28, 2026 through October 20, 2029, depending on the date that each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. The Company is in compliance with the terms of these agreements at March 28, 2010. The Company is under contract with BWWI to open 20 additional stores by 2017. The Company held an option to purchase the nine (9) affiliated restaurants that were managed by AMC, which it exercised on February 1, 2010 (see Note 2 for details).

BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a new full service, ultra casual dining concept developed by the Company. BURGERS’ subsidiaries, Ann Arbor Burgers, Inc. and Berkley Burgers, Inc., own restaurants currently in operation in Ann Arbor, Michigan and Berkley, Michigan, respectively. BURGERS’ subsidiary, Troy Burgers, Inc., opened on February 21, 2010 in Novi, MI. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept. We have filed for rights, and have been approved, to franchise in Michigan, Ohio, and Indiana, but have not yet franchised any Bagger Dave’s restaurants. Our filing in the State of Illinois remains pending review by the pertinent authorities.
We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“Codification” or “ASC”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards, like FASB Statement No. 13, Accounting for Leases, are no longer being issued by the FASB. For further discussion of the Codification, refer to the “Recent Accounting Pronouncements” section of this note.
Principles of Consolidation
The interim consolidated financial statements include the accounts of DRH and its subsidiaries, AMC, WINGS and its subsidiaries, and BURGERS and its subsidiaries. The interim consolidated financial statements include the accounts related to the nine recently acquired, affiliated restaurants from February 1, 2010 through March 28, 2010, as they are now subsidiaries of WINGS (refer to Note 2 for details).
All significant intercompany accounts and transactions have been eliminated upon consolidation.
Fiscal Year
During 2009, the Company changed its fiscal year to utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2009 ended on December 27, 2009, comprising 51 weeks and three days. Prior to 2009, the Company reported on a calendar-year basis and, accordingly, fiscal year 2008 ended on December 31, 2008, comprising 52 weeks and one day. This quarterly report on Form 10-Q is for the three-month period ended March 28, 2010, comprising 13 weeks.
Segment Reporting
The Company has determined that it does not have any separately reportable business segments at March 28, 2010 and December 27, 2009.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and demand deposits in banks. The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company, at times throughout the year, may, in the ordinary course of business, maintain cash balances in excess of federally-insured limits. Management does not believe the Company is exposed to any unusual risks on such deposits.
Revenue Recognition
Management and advertising fees are calculated by applying a percentage, as stipulated in a management services agreement, to managed restaurant revenues. Revenues derived from management and advertising fees are recognized in the period in which they are earned, which is the period in which the management services are rendered. Revenues from food and beverage sales are recognized and generally collected at the point of sale. As a result of the recent acquisition, management and advertising fees will no longer be recognized (refer to Note 2 for details).

Accounts Receivable – Related Party
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at March 28, 2010 and December 27, 2009 relate principally to management and advertising fees charged to and intercompany transactions with the related BWW restaurants that are managed by AMC and arise in the ordinary course of business (see Note 4). Refer to Note 2 for details on the recent acquisition, which will essentially eliminate management and advertising fees revenue. Management does not believe any allowances for doubtful accounts are necessary at March 28, 2010 or December 27, 2009.
Accounting for Gift Cards
The Company records the net increase or decrease in BWW gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. The gift card processor deducts gift card sales dollars from each restaurant’s bank account weekly and deposits gift card redemption dollars weekly. Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of BWWI, and be subject to the breakage laws in the state of Minnesota where Blazin Wings, Inc. is located.
The Company records the net increase or decrease in Bagger Dave’s gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five (5) years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record for the three months ended March 28, 2010 and for the three months ended March 31, 2009, respectively.
The liability is included in accrued liabilities in the interim consolidated balance sheets. As of March 28, 2010, the Company’s gift card liability was approximately $4,169, compared to approximately $19,961 at December 27, 2009.
Lease Accounting
Certain operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis beginning when we take possession of the property and extending over the term of the related lease. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any “rental holidays” or “tenant incentives”.
Inventory
Inventory, which consists mainly of food and beverage products, is accounted for at the lower of cost or market using the first-in, first-out method of inventory valuation.
Prepaid, Intangible, and Other Assets
Prepaid expenses consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium. Amortizable intangible assets consist principally of franchise fees, trademarks, and loan fees and are deferred and amortized to operating expense on a straight-line basis over the term of the related underlying agreements based on the following:

Franchise fees	10 to 20 years
Trademarks	15 years
Loan fees	2 to 7 years (loan term)
Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management annually reviews these assets to determine whether carrying values have been impaired. During the period ended March 28, 2010, no impairments relating to intangible assets with finite or infinite lives were recognized.

Property and Equipment
Property and equipment are stated at cost. Major improvements and renewals are capitalized, while ordinary maintenance and repairs are expensed. Management annually reviews these assets to determine whether carrying values have been impaired.
The Company capitalizes, as restaurant construction in progress, costs incurred in connection with the design, build out, and furnishing of restaurants. Such costs consist principally of leasehold improvements, directly related costs such as architectural and design fees, construction period interest (when applicable), and equipment, furniture and fixtures not yet placed in service.
Depreciation and Amortization
Depreciation on equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Restaurant leasehold improvements are amortized over the shorter of the lease term or the useful life of the related improvement. Restaurant construction in progress is not amortized or depreciated until the related assets are placed into service.
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was approximately $384,144 and $281,855 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
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
Earnings Per Share
Earnings per share are calculated under the provisions of FASB ASC 260, Earnings per Share. ASC 260 requires a dual presentation of “basic” and “diluted” earnings per share on the face of the income statement. “Diluted” reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.
Concentration Risks
Approximately 2% and 10% of the Company’s revenues during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively, are generated from the management of BWW restaurants located in Michigan and Florida, which were related under common ownership and management control until the acquisition on February 1, 2010 (see Note 2 for further details). The management and advertising fees are reflective of fees collected from the nine acquired affiliated restaurants for the period of December 28, 2009 through January 31, 2010. Approximately 81% and 82% of food and beverage sales came from restaurants located in Michigan during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instrument
The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.
The Company records the fair value of their interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. The terms of the agreements match those of the underlying debt and, therefore, are classified as non-current. Fair value adjustments are recorded each period in other income or other expense on the statement of operations. The notional value of interest rate swap agreements in place at March 28, 2010 and December 27, 2009 was $2,893,249 and $2,492,303, respectively. The increase is due to the acquisition of the nine recently acquired, affiliated restaurants, of which one had a swap agreement. The expiration dates of these agreements are consistent with debt instruments as described in Note 6.
Recent Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 165 (“SFAS No. 165” or “ASC 855-10”), Subsequent Events.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.
In June 2009, the FASB issued SFAS No. 168 (“SFAS No. 168” or “ASC 105-10”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.
As a result, these changes impact how companies reference GAAP in its financial statements and in its significant accounting policies. The Company implemented the Codification in these interim consolidated financial statements by providing references to the Codification topics alongside references to the corresponding standards.
With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations, or cash flows.
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation.

2. ACQUISITION OF NINE AFFILIATED BWW RESTAURANTS
On February 1, 2010, the Company, through its WINGS subsidiary, acquired nine affiliated BWW restaurants it previously (through January 31, 2010) used to manage. Under the terms of the agreements (“Purchase Agreements”), the purchase price for each of the affiliated restaurants was determined by multiplying each restaurant’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the previous three (3) fiscal years (2007, 2008, and 2009) by two, and subtracting the long-term debt of the respective restaurant. Two of the affiliated restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those restaurants was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The acquisition of the affiliated restaurants was approved by resolution of the disinterested directors of the Company, who determined that the acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company paid the purchase price for each of the affiliated restaurants to each selling shareholder by issuing an unsecured promissory note for the pro-rata value of the equity interest in the affiliated restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
As a result of the acquisition, the following were assumed: current assets of $951,745, long-term assets of $4,053,081, current liabilities of $1,695,201, long-term liabilities of $3,149,907, and equity of $159,718.
3. PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following assets:

	March 28	December 27
	2010	2009
Equipment	$7,038,423	$3,008,670
Furniture and fixtures	1,895,850	831,313
Leasehold improvements	12,074,667	6,087,233
Restaurant construction in progress	70,283	126,804

Total	21,079,223	10,054,020
Less accumulated depreciation	(9,163,668)	(2,187,871)

Property and equipment, net	$11,915,555	$7,866,149

Accumulated depreciation increased from $2,187,871 at December 27, 2009 to $9,163,668 at March 28, 2010, an increase of $6,975,797. This was largely due to the recent acquisition of the nine affiliated BWW restaurants (refer to Note 2 for details). The portion of this increase attributable to depreciation for the three months ended March 28, 2010 is $516,972 compared to $344,925 for the three months ended March 31, 2009.
4. INTANGIBLES
Intangible assets are comprised of the following:

	March 28	December 27
	2010	2009
Amortized Intangibles
Franchise Fees	$376,250	$141,250
Trademark	2,500	2,500
Loan Fees	81,393	15,691

Total	460,143	159,441
Less accumulated amortization	(129,117)	(11,818)

Amortized Intangibles, net	331,026	147,623

Unamortized Intangibles
Liquor Licenses	486,817	264,360

Total Intangibles, net	$817,843	$411,983

Accumulated amortization increased from $11,818 at December 27, 2009 to $129,117 at March 28, 2010, an increase of $117,299. This was largely due to the recent acquisition of the nine affiliated BWW restaurants (refer to Note 2 for details). The portion of this increase attributable to amortization for the three months ended March 28, 2010 is $5,588 compared to $1,480 for the three months ended March 31, 2009.

5. RELATED PARTY TRANSACTIONS
The acquisition of the affiliated restaurants (see Note 2 for details) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended March 28, 2010 and the three months ended March 31, 2009 were $54,773 and $21,040, respectively.
Management and advertising fees were earned from restaurants affiliated with the Company through common ownership and management control (prior to the February 1, 2010 acquisition; refer to Note 2 for details). Fees earned during the three months ended March 28, 2010 and the three months ended March 31, 2009 totaled $165,886 and $456,529, respectively. Accounts receivable arising from such billed fees were $0 and $128,473 at March 28, 2010 and December 31, 2009, respectively.
The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”. An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of March 28, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was approximately $1,473,000 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company, and the related entities for which it has provided the guarantees, operates under common ownership and management control and, in accordance with FASB ASC 460 (“ASC 460”), Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At March 28, 2010, payments on the debt obligation were current.
Long-term debt (Note 6) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH’s stockholders. The notes bear interest at a rate of 3.2% per annum and are being repaid over a two-year period that commenced January 2009 in monthly installments of approximately $4,444 each.
Current debt (Note 6) also includes a promissory note to a DRH stockholder in the amount of $250,000. The note is a demand note that does not require principal or interest payments. Interest is accrued at 8.00% per annum and is compounded quarterly. The Company has 180 days from the date of demand to pay the principal and accrued interest.
See Note 9 for related party lease transactions.

6. LONG-TERM DEBT
Long-term debt consists of the following obligations:

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 2.75% at March 28, 2010).	$162,596	$206,396

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	607,867	634,081

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR plus 2.5% (effective annual rate of approximately 2.75% at March 28, 2010).	158,329	201,510

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	636,943	661,651

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,900, including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	346,641	361,129

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	804,380	835,442

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.75% (effective annual rate of approximately 3.00% at March 28, 2010).	373,139	396,957

Note payable to a bank secured by the property and equipment of AMC North Port, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 9.15%. The note matures in November 2014.	580,818	604,373

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 8.67%. The note matures in December 2014.	587,903	611,531

Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $7,669. Interest is charged at a fixed annual rate of approximately 7.50%. The note matures in December 2015.	428,757	443,537

Note payable to a bank secured by the property and equipment of Flyer Enterprises, Inc. as well as corporate and personal guarantees of certain stockholders and various related parties. The agreement calls for monthly principal and interest payments of approximately $10,400 for the period beginning March 2008 through maturity in July 2013. Interest is charged based a fixed rate of 6.30% per annum.	146,552

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of TMA Enterprises of Ferndale, LLC as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $11,200 through maturity in August 2014. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.60%.	497,418

Note payable to a bank secured by the property and equipment of Anker, Inc. as well as personal guarantees of certain stockholders and various related parties. The agreement calls for monthly principal and interest payments of approximately $6,200 for the period beginning June 2003 through maturity in May 2021. Interest is charged based on a fixed rate of 7.61% per annum.	210,585

Note payable to a bank secured by the property and equipment of TMA Enterprises of Novi, Inc. and personal guarantees of certain stockholders and various related parties. The agreement calls for payments of principal and interest of approximately $11,300 for the period beginning June 2007 through maturity in May 2014. Interest is charged based on a fixed rate of 8.20% per annum.	480,934

Note payable to a bank secured by the property and equipment of Bearcat Enterprises, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $4,600 including annual interest charged at a variable rate of 3.70% above the 30 day LIBOR rate. The rate at December 31, 2009 was approximately 3.95%. The note matures in September 2014.	60,633

Note payable to a bank secured by the property and equipment of AMC Warren, LLC as well as personal guarantees of certain members and various related parties. The agreement calls for monthly payments of principal and interest of approximately $12,600 through maturity in September 2013. Interest is charged based on a fixed annual rate of approximately 8.63%.	458,793

Note payable to a bank secured by the property and equipment of MCA Enterprises Brandon, Inc. as well as personal guarantees of certain stockholders and various related parties. The agreement calls for monthly payments of principal and interest of approximately $11,700 for the period beginning August 2004 through maturity in July 2011. Interest is charged based on a fixed annual rate of approximately 8.10%.	179,062

Note payable to a bank secured by the property and equipment of Buckeye Group, LLC as well as personal guarantees of certain members and various related parties. Scheduled monthly principal and interest payments are approximately $10,900 with annual interest charged at approximately 8.27%. The note matures in December 2012.	323,801

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of Buckeye Group II, LLC as well as personal guarantees of certain members and various related parties. Scheduled monthly principal and interest payments are approximately $11,900 with annual interest charged at approximately 8.46%. The note matures in April 2013.	390,544

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest free loan under a promotional 0.00% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	15,879

Obligation under capital leases (Note 10)	889,442	693,196

Notes payable – related parties (Note 5)	3,468,740	354,848

Total long-term debt	$11,809,757	$6,004,651

Less current portion	(2,786,486)	(1,402,742)

Long-term debt, net of current portion	$9,023,271	$4,601,909

As a result of the recent acquisition of nine affiliated restaurants on February 1, 2010 (refer to Note 2 for details), the assumed debt is reflected in these interim consolidated financial statements at March 28, 2010.
Scheduled principal maturities of long-term debt for each of the five years succeeding December 27, 2009, and thereafter, are summarized as follows:

Year	Amount

2010	$2,786,486
2011	2,301,297
2012	2,379,493
2013	1,870,162
2014	1,547,243
Thereafter	925,076

Total	$11,809,757

Interest expense was $150,283 and $111,307 (including related party interest expense of $5,770 for the three months ended March 28, 2010 and $5,959 for the three months ended March 31, 2009; refer to Note 5) for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum global debt service ratio, maximum global funded indebtedness to EBITDA ratio, and a Corporate Fixed Charge Coverage Ratio.

7. CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)
On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire nine years from issuance. Once vested, the options can be exercised at a price of $2.50 per share. Stock option expense of $8,078 and $8,078, as determined using the Black-Scholes model, was recognized during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of March 28, 2010. The fair value of unvested shares, as determined using the Black-Scholes model, is $10,821 as of March 28, 2010. The fair value of the unvested shares will be amortized ratably over the remaining vesting term. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 718, Compensation–Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.
In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share. Consequently, at March 28, 2010, 144,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.
On November 30, 2006, pursuant to a private placement, DRH issued warrants to purchase 800,000 common shares at a purchase price of $1 per share. These warrants vest over a three-year period from the issuance date and expire three years after issuance. The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 505-50, Equity Based Payments to Non-Employees. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future. An extension of time to exercise warrants until December 31, 2009 was approved by resolution of the disinterested directors of the Company. As of March 28, 2010, all 800,000 warrants were exercised at the option price of $1.
The Company authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of March 28, 2010. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.
8. INCOME TAXES
The benefit (provision) for income taxes consists of the following components for the three months ended March 28, 2010 and the three months ended March 31, 2009:

	March 28	March 31
	2010	2009
Federal
Current	$—	$—
Deferred	114,356	(33,650)

State
Current	(36,502)	—
Deferred	32,662	(8,111)

Income Tax Benefit (Provision)	$110,516	$(41,761)

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	March 28	December 27
	2010	2009

Income tax provision at federal statutory rate	$(33,235)	$(207,455)
State income tax benefit (provision)	102,829	(57,585)
Permanent differences	(12,029)	(32,111)
Tax credits	35,000	93,500
Other	21,791	(48,413)

Income tax benefit (provision)	$114,356	$(252,064)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company expects the deferred tax assets to be fully realizable within the next several years. Significant components of the Company’s deferred income tax assets and liabilities are summarized as follows:

	March 28	December 27
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$457,131	$954,370
Deferred rent expense	551,265	78,998
Start-up costs	216,180	104,327
Tax credit carry forwards	184,222	164,366
Swap loss recognized for book	72,785	56,970
Other – including state deferred tax assets	401,254	193,781

Total deferred assets	1,882,837	1,552,812

Deferred tax liabilities:
Other – including state deferred tax liabilities	191,036	146,325
Tax depreciation in excess of book	1,185,925	1,159,733

Total deferred tax liabilities	1,376,961	1,306,058

Net deferred income tax assets	$505,876	$246,754

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.
The Company expects to use net operating loss and general business tax credit carry forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants, which were previously managed by DRH. Net operating loss carry forwards of $273,141 and $1,071,363 will expire in 2029 and 2028, respectively. General business tax credits of $35,000, $78,356, $59,722 and $11,144 will expire in 2030, 2029, 2028 and 2027, respectively.
On January 1, 2007, the Company adopted the provisions of FASB ASC 740, (“ASC 740”), Income Taxes regarding the accounting for uncertainty in income taxes. There was no impact on the Company’s consolidated financial statements upon adoption.
The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of March 28, 2010.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan Single Business Tax, with a business income tax and a modified gross receipts tax. This new tax took effect January 1, 2008, and, because the MBTA is based on or derived from income-based measures, the provisions of ASC 740 apply as of the enactment date. The law, as amended, established a deduction to the business income tax base if temporary differences associated with certain assets results in a net deferred tax liability as of December 31, 2007 (the year of enactment of this new tax). This deduction has a carry-forward period to at least tax year 2029. This benefit amounts to $33,762.
The Company is a member of a unitary group with other parties related by common ownership according to the provisions of the MBTA. This group will file a single tax return for all members. An allocation of the current and deferred Michigan business tax incurred by the unitary group has been made based on an estimate of Michigan business tax attributable to the Company and has been reflected as state income tax expense in the accompanying interim consolidated financial statements consistent with the provisions of ASC 740.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.
9. OPERATING LEASES (INCLUDING RELATED PARTY)
The Company previously leased its office facilities under a lease that required monthly payments of $3,835; this lease expired on April 30, 2010. The Company relocated its general offices effective March 1, 2010, and now occupies 5,340 square feet of office space for a period of fifty-one (51) months with two (2) two-year options to extend. Rent payments begin May 1, 2010 at $4,450 per month.
The Company renegotiated its lease for AMC Northport, Inc. Effective March 1, 2009, the base rent is approximately $6,129, reduced from approximately $12,267, through February 2011. For consideration of the above rent modification, DRH agreed to guarantee the rent for a period of five years beginning March 1, 2009. The lease contains two (2) five-year options to extend.
The Company renegotiated its lease for AMC Riverview, Inc. Effective April 1, 2009, the base rent was reduced from approximately $12,800 to approximately $9,600 through March 2010. An extension to this rent reduction was later granted through May 2010. The lease contains two (2) five-year options to extend.
Berkley Burgers, Inc. signed a lease for restaurant space from an entity related through common ownership. The 15-year lease commenced in February 2008 and requires monthly payments of approximately $6,300. This lease contains three (3) five-year options to extend.
AMC Grand Blanc, Inc.’s lease payments commenced March 2008 and require monthly payments of approximately $10,300. The 10-year lease expires in 2018. This lease contains two (2) five-year options to extend.
AMC Troy, Inc.’s and Ann Arbor Burgers, Inc.’s lease payments commenced in August 2008. Both leases have 10-year terms expiring in 2018 and monthly payments of approximately $13,750 and $6,890, respectively. Each lease contains two (2) five-year options to extend.
AMC Petoskey, Inc.’s lease commenced in August 2008 under a 10-year term expiring in 2018. Monthly lease payments of approximately $9,000 began in September 2009. This lease contains two (2) five-year options to extend.
AMC Flint, Inc.’s lease commenced in December 2008 under a 10-year term expiring in 2018. The lease requires monthly payments of approximately $4,800. This lease contains three (3) five-year options to extend.
AMC Port Huron, Inc.’s lease commenced in June 2009 under a 10-year term expiring in 2019. The lease requires monthly payments of approximately $6,500. This lease contains three (3) five-year options to extend.
Troy Burgers, Inc. signed a lease for restaurant space in Novi, MI; the site of the third Bagger Dave’s restaurant. The lease commenced on February 21, 2010. The lease term is 10 years with two (2) five-year options to extend. Monthly lease payments are approximately $7,000 per month.

Flyer Enterprises, Inc.’s lease payments commenced in December 1999 and require monthly payments, effective January 2010, of $11,116 per month. The lease continues through December 31, 2014 with 3% annual increases.
Anker, Inc.’s lease payments commenced May 2001 and require monthly payments of approximately $9,354. The lease ran through May 2011, with annual rent adjustments based on the Consumer Price Index, but was recently amended to extend through April 2021. The lease contains two (2) five-year options to extend.
TMA Enterprises of Novi, Inc.’s lease payments commenced June 2002 and require monthly payments of approximately $14,493. Payments will increase approximately 9% in June 2012. The lease runs through June 2014 and contains one (1) five-year renewal option.
Bearcat Enterprises, Inc.’s lease payments commenced February 2004 and require monthly payments of approximately $20,197. The 15-year lease expires in 2019. This lease contains three (3) five-year options to extend. This lease is with a party related through common ownership.
MCA Enterprises Brandon, Inc.’s lease payments commenced June 2004 and monthly payments are approximately $20,829. This 20-year lease expires June 2024 and contains four (4) five-year options to extend.
TMA Enterprises of Ferndale, LLC’s lease payments commenced March 2005 and monthly payments are approximately $8,864. This 10-year lease expires March 2015 and contains two (2) five-year options to extend.
Buckeye Group, LLC’s lease commenced March 2006 under a 10-year term expiring in 2016. The lease requires monthly payments of approximately $9,333. This lease contains two (2) five-year options to extend.
Buckeye Group II, LLC’s lease commenced April 2006 under a 10-year term expiring in 2016. The lease requires monthly payments of approximately $15,102. The lease contains two (2) five-year options to extend.
AMC Warren, LLC’s lease commenced July 2006 under a 10-year term expiring in 2016. The lease calls for monthly payments of approximately $15,755. The lease contains two (2) five-year options to extend.
Total rent expense was $507,854 and $231,890 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively. Of these amounts, $61,792 and $20,872 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively, were paid to a related party.
Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 28, 2010 are summarized as follows:

Year	Amount

2010	$2,520,060
2011	2,638,297
2012	2,724,716
2013	2,790,660
2014	2,672,635
Thereafter	10,082,067

Total	$23,428,435

10. CAPITAL LEASES
In January 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Flint location. The lease requires 48 monthly payments of approximately $10,854, including applicable taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease. This transaction is reflected in the interim consolidated financial statements as a capital lease with the assets recorded at their purchase price of $427,902 and depreciated as purchased furniture and equipment, and the lease obligation is included in long-term debt at its present value.
In May 2009, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Port Huron location. The lease requires 48 monthly payments of approximately $10,778, excluding applicable taxes, with an option to purchase the assets under lease for $100 at the conclusion of the lease. This transaction is reflected in the interim consolidated financial statements as a capital lease with the assets recorded at their purchase price of $430,877 plus $31,041 of sales tax paid upfront and depreciated as purchased furniture and equipment, and the lease obligation is included in long-term debt at its present value.
In February 2010, the Company entered into an agreement to sell and immediately lease back various equipment and furniture at its Novi Bagger Dave’s location. The lease requires thirty six (36) monthly payments of approximately $8,155, excluding applicable taxes, with an option to purchase the assets under lease for $1 at the conclusion of the lease. This transaction is reflected in the interim consolidated financial statements as a capital lease with the assets recorded at their purchase price of $250,000 plus $6,241 of sales tax paid upfront and depreciated as purchased furniture and equipment, and the lease obligation is included in long-term debt at its present value.
The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of the date of the lease:

Year	Amount

2010	$268,085
2011	357,446
2012	357,446
2013	48,644
2014	—

Total minimum lease payments	1,031,621
Less amount representing interest	(142,179)

Present value of minimum lease payments	$889,442

11. COMMITMENTS AND CONTINGENCIES
Prior to February 1, 2010, the Company had management service agreements in place with nine BWW restaurants located in Michigan and Florida. These management service agreements contained options that allowed WINGS to purchase each restaurant for a price equal to a factor of twice the average EBITDA of the restaurant for the previous three fiscal years (2007, 2008, and 2009) less long-term debt. These options were exercised by the subsidiary on February 1, 2010, six months prior to the expiration of the options and in line with the Company’s strategic plan.
The Company assumed, from a related entity, an “Area Development Agreement” with BWWI in which the Company undertakes to open 23 BWW restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016. On December 12, 2008, this agreement was amended adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. As of March 28, 2010, of the 32 restaurants required to be opened, 10 of these restaurants had been opened for business.
The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $399,136 and $183,860 in royalty expense for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively. Advertising fund contribution expenses were $244,052 and $113,971 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.

The Company is required by its various BWWI franchise agreements to modernize the restaurants during the term of the agreement. The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWWI has approved. The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurant’s needs.
The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business. The ultimate outcome of any litigation is uncertain. While unfavorable outcomes could have adverse effects on the Company’s business, results of operations, and financial condition, management believes that the Company is adequately insured and does not believe that any pending or threatened proceedings would adversely impact the Company’s results of operations, cash flows, or financial condition.
12. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $150,283 and $111,307 during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
Cash paid for income taxes was $94,979 and $0 during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Capital expenditures of $250,000 were funded by capital lease borrowing during the three months ended March 28, 2010.
Current assets of $951,745, long-term assets of $4,053,081, current liabilities of $1,695,201, long-term liabilities of $3,149,907, and equity of $159,718 were assumed in the February 1, 2010 acquisition of nine affiliated BWW restaurants.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 28, 2010 and December 27, 2009, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short-term debt approximate its carrying value, due to its short-term nature. Also, the fair value of notes payable – related party approximates the carrying value due to its short-term maturities. As of March 28, 2010, our total debt, less related party debt, was approximately $8.3 million and had a fair value of approximately $8.7 million. As of December 27, 2009, our total debt was approximately $5.6 million and had a fair value of approximately $5.7 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
There was no impact for adoption of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to the consolidated financial statements as of September 30, 2009.  ASC 820 requires fair value measurement to be classified and disclosed in one of the following three categories:
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

Interest rate swaps held by the Company for risk management purposes are not actively traded. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. The interest rate swaps discussed in Notes 1 and 6 fall into the Level 2 category under the guidance of ASC 820. The fair market value of the interest rate swaps as of March 28, 2010 was a liability of $214,074, which is recorded in other liabilities on the consolidated balance sheet.  The fair value of the interest rate swaps at December 27, 2009 was a liability of $167,559. Unrealized loss associated with interest rate swap positions in existence at March 28, 2010, which are reflected in the statement of operations, totaled $470 for the three months ended March 28, 2010 and are included in other income/loss.
14. SUBSEQUENT EVENTS
The Company, together with its wholly-owned subsidiaries, entered into a credit facility (the “Credit Facility”) with RBS Citizens, N.A., a national banking association (“RBS”) on May 5, 2010. The Credit Facility consists of a $6 million development line of credit (“DLOC”) and a $9 million senior secured term loan (“Senior Secured Term Loan”). The Credit Facility is secured by a senior lien on all Company assets. The Company plans to use the DLOC to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at 4% over LIBOR as adjusted monthly. During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 4% over LIBOR as adjusted monthly, with principal and interest amortized over seven years and with a maturity date of May 5, 2017. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by November 5, 2011, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts. The Company plans to use approximately $8.7 million of the Senior Secured Term Loan to repay substantially all of its outstanding senior debt and early repayment fees owed to unrelated parties and the remaining $0.3 million as working capital. The Company expects to realize approximately $1 million in debt service savings over the next 12 months through this refinancing. The Senior Secured Term Loan is for a term of seven years and, through a fixed-rate swap arrangement, bears interest at a fixed rate of 7.10%. Principal and interest payments are amortized over seven years, with monthly payments of $136,275.
The Company evaluated subsequent events for potential recognition and/or disclosure through May 12, 2010, the date the interim consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K for the fiscal year ended December 27, 2009.)
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to our ability to secure the additional financing adequate to execute our business plan, our ability to locate and start up new restaurants, acceptance of our restaurant concepts in new market places, and the cost of food and other raw materials. Any one of these or other risks, uncertainties, other factors, or inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.
OVERVIEW
Diversified Restaurant Holdings, Inc. (“DRH” or “the Company”) is a leading Buffalo Wild Wings® (“BWW”) franchisee that is rapidly expanding through organic growth and acquisitions. It operates 16 BWW restaurants; 11 in Michigan and five in Florida. DRH also created its own unique, full-service restaurant concept: Bagger Dave’s Legendary Burgers and Fries®, which falls within the full service, ultra casual dining segment and was launched in January 2008. As of March 28, 2010, we owned and operated three Bagger Dave’s® restaurants in Southeast Michigan with the most recent store opening on February 21, 2010. We also plan to franchise our Bagger Dave’s concept. To that end, we have cleared Franchise Disclosure Documents in Michigan, Indiana and Ohio, while our filing in Illinois remains pending review by the pertinent authorities.
ACQUISITION
Results for the first quarter include two months of financial results associated with the acquisition, on February 1, 2010, of nine BWW Grill & Bar locations in Michigan and Florida from affiliates of the Company. The acquisition was valued at $3.1 million (“the Affiliates Acquisition”). Previously, DRH had a service agreement between AMC Group, Inc. and Stallion, LLC, our affiliated restaurants’ cooperative management company, to manage and operate the nine affiliated BWW restaurants. The Service Agreement called for AMC Group, Inc. to collect, from Stallion, LLC, a service fee up to 8.00% of the gross revenue of each restaurant under management. We received the right to exercise the purchase option as part of our initial public offering in August 2008. The Affiliates Acquisition was financed through six-year subordinated promissory notes that bear interest at 6% per year issued by the Company in favor of the sellers.
The acquired BWW Michigan stores are in Sterling Heights, Fenton, Novi, Clinton Township, Ferndale and Warren, while the Florida stores are in Brandon, Fish Hawk Ranch, and Sarasota. The stores range in age from four to 10 years. In 2009, these restaurants generated $24.4 million in revenue, and we received management and advertising fee revenue of $1.7 million. The Affiliates Acquisition allows us to more fully capture the potential economic benefits associated with these nine BWW stores in 2010 and beyond.

RESULTS OF OPERATIONS
For the three months ended March 28, 2010, revenue was generated from the operations of 16 BWW restaurants (nine of which were acquired on February 1, 2010 through the Affiliates Acquisition), the operations of three Bagger Dave’s Legendary Burgers and Fries (“Bagger Dave’s”) restaurants (with the newest location in Novi, MI recently opened on February 21, 2010), and the collection for the month of January 2010 of management and advertising fees from service agreements with the nine affiliated BWW restaurants acquired on February 1, 2010. For the three months ended March 31, 2009, revenue was generated from the operations of six BWW restaurants, the operations of two Bagger Dave’s restaurants, and the collection of management and advertising fees from service agreements with the then affiliated and managed nine BWW restaurants.
Three Months ended March 28, 2010 Compared With Three Months Ended March 31, 2009

	March 28	March 31	$	%
	2010	2009	Change	Change
Revenue
Food and beverage sales	$8,642,001	$4,135,010	$4,506,991	109.0%
Management and advertising fees	165,886	456,529	(290,653)	(63.7)%

Total revenue	$8,807,887	$4,591,539	$4,216,348	91.8%

Total revenue increased 91.8% to $8.8 million as food and beverage sales growth of $4.5 million, or 109.0%, more than offset the decline in management and advertising fees of $290,653, or 63.7%. The increase in food and beverage sales and the decrease in management and advertising fees were primarily due to the Affiliates Acquisition. Refer to Note 2 in the interim consolidated financial statements for more details.

					%	%
	March 28	March 31	$	%	revenue	revenue
	2010	2009	Change	Change	2010	2009
Operating expenses
Compensation costs	$2,586,812	$1,359,207	$1,227,605	90.3%	29.4%	29.6%
Food and beverage costs	2,672,548	1,281,996	1,390,502	108.5%	30.3%	27.9%
General and administrative	2,157,855	1,108,472	1,049,383	94.7%	24.5%	24.1%
Occupancy	610,166	274,397	335,769	122.4%	6.9%	6.0%
Depreciation and amortization	522,560	346,405	176,155	50.9%	5.9%	7.5%

Total operating expenses	$8,549,941	$4,370,477	$4,179,464	95.6%	97.1%	95.2%

Total operating expenses increased as a direct result of the Affiliates Acquisition (refer to Note 2 in the interim consolidated financial statements for more details). Further explanations for fluctuations in the percentage of revenue are detailed below.
Compensation costs increased 90.3% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009 due to the Affiliates Acquisition. As a percentage of revenue, compensation costs remained fairly consistent at 29.4% and 29.6% for the three months ended March 28, 2010 and March 31, 2009, respectively.

Food and beverage costs increased over 108.5% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009 due to the Affiliates Acquisition. As a percentage of revenue, food and beverage costs for the three months ended March 28, 2010 increased to 30.3%, compared with 27.9%, for the three months ended March 31, 2009, primarily due to the higher chicken wing costs.
General and administrative costs increased by 94.7% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009 due to the Affiliates Acquisition. As a percentage of revenue, the general and administrative costs remained fairly consistent at 24.5% and 24.1%, for the three months ended March 28, 2010 and March 31, 2009, respectively.
Occupancy costs increased over 122% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009 due to the Affiliates Acquisition. As a percentage of revenue, occupancy costs for the three months ended March 28, 2010 were 6.9% compared with occupancy costs of 6.0% for the three months ended March 31, 2009, due to a higher average occupancy cost and lower year-over-year revenue at the acquired restaurants.
Depreciation and amortization costs increased by 50.9% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009 due to the Affiliates Acquisition. As a percentage of revenue, depreciation and amortization costs decreased to 5.9% from 7.5% for the three months ended March 28, 2010 and March 31, 2009, respectively. Amortization costs remained fairly consistent for both periods, while depreciation costs decreased as the acquired stores have been in operation for many years and have a lower cost basis than the stores owned by the Company before the acquisition.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS
Our current consolidated interim cash flow from operations for the three months ended March 28, 2010 was $1,266,154 compared with $502,561 for the three months ended March 31, 2009. On April 16, 2010, DRH committed to a credit facility with Charter One, a division of RBS Citizens, N.A. The new $15 million credit facility became effective on May 5, 2010. This facility will refinance all existing senior debt used to finance the building of our existing stores over the years as well as make available a $6 million development line of credit for future borrowings. In 2010, we anticipate drawing on the new development line of credit for the following new restaurants:
•
Marquette, Michigan — BWW — currently under construction with a target opening date in early June of 2010. The estimated cost of construction is approximately $1,037,000. We anticipate borrowing up to 70% of the necessary funds and paying the remaining balance through cash from operations.

•
Chesterfield, Michigan — BWW — construction expected to begin in the second quarter of 2010 with an estimated opening in the third quarter of 2010. The estimated cost of construction is approximately $950,000. We anticipate borrowing up to 70% of the necessary funds and paying the remaining balance through cash from operations.

In addition, we are evaluating the potential opening of our fourth Bagger Dave’s store as well as our 19th BWW location. Should we decide to move forward with either of these new stores, we anticipate drawing on the new development line of credit to fund the cost of construction, which may begin this year.
Refer to our 8-K filing of May 10, 2010 for further details surrounding our new credit facility.
Despite the new development line of credit, there are no assurances that we will be successful in our efforts to draw on this facility for new store openings due to covenant restrictions. Management believes that emphasis on prime locations is now more critical than ever to create stronger store openings and earlier positive cash flows to decrease our dependency on third-party financing.
OFF BALANCE SHEET ARRANGEMENTS
The Company assumed, from a related entity, an “Area Development Agreement” with BWW to open 23 BWW restaurants by October 1, 2016 within the designated “development territory”, as defined by the agreement. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory.
On December 10, 2008, DRH, through its wholly-owned subsidiary, AMC Wings, Inc., entered into an amendment to the Area Development Agreement (the “Amended Agreement”) with BWW. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended, by one year, the time frame for completion of our obligations under the initial terms of the Area Development Agreement.
The Amended Agreement includes the right to develop an additional nine (9) BWW Restaurants, which increases the total number of BWW Restaurants we have a right to develop to thirty two (32). Under the Amended Agreement, we paid Buffalo Wild Wings, Inc., as Franchisor, a development fee of $31,250. Franchise fees for the nine (9) additional restaurants will be $12,500 each. We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of March 28, 2010, ten (10) of these restaurants had been opened for business under the Amended Agreement and twenty-two remain. Another six (6) restaurants were opened prior to the Area Development Agreement which, assuming that we are successful at fulfilling our Area Development Agreement, will bring DRH’s total BWW restaurant count to 38 by November 1, 2017.
The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”. An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of March 28, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was approximately $1,473,000 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company, and the related entities for which it has provided the guarantees, operates under common ownership and management control and, in accordance with FASB ASC 460 (“ASC 460”), Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At March 28, 2010, payments on the debt obligation were current.
The Company is required by its various BWWI franchise agreements to modernize the restaurants during the term of the agreement. The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWWI has approved. The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurant’s needs.

EXERCISE OF OPTION TO PURCHASE
We exercised an option to purchase, for $3,134,790, nine affiliated BWW restaurants we previously managed, which are listed below. We closed on the acquisition on February 1, 2010, six months prior to the option’s expiration date of August 1, 2010 (the two-year anniversary date of the completion of the Initial Public Offering). The acquisition was financed by the sellers. A promissory note was issued to each selling shareholder, bearing interest at 6% per year, maturing on February 1, 2016, and payable in quarterly installments with principal and interest fully amortized over six years.

Subsidiary Name	Restaurant Opening Date

Flyer Enterprises, Inc. (Sterling Heights, MI)	December 1999

Anker, Inc. (Fenton, MI)	April 2001

TMA Enterprises of Novi, Inc. (Novi, MI)	June 2002

Bearcat Enterprises, Inc. (Clinton Township, MI)	December 2003

MCA Enterprises Brandon, Inc. (Brandon, FL)	June 2004

TMA Enterprises of Ferndale, Inc. (Ferndale, MI)	March 2005

Buckeye Group, LLC (Riverview, FL)	September 2005

Buckeye Group II, LLC (Sarasota, FL)	March 2006

AMC Warren, LLC (Warren, MI)	July 2006
The impact of the acquisition to our interim financial statements is reflected in the consolidated interim balance sheets, statements of operations, statement of stockholders’ equity, cash flows, and notes to the consolidated interim financial statements.
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
We discuss our significant accounting policies in Note 1 to the Company’s consolidated interim financial statements, including those policies that do not require management to make difficult, subjective or complex judgments or estimates. These policies are also described in Item 7 (Managements’ Discussion and Analysis of Financial Condition and Results of Operation) of our Annual Report on Form 10-K for the year ended December 27, 2009. We have not materially changed these policies from those reported in our Annual Report on Form 10-K for the year ended December 27, 2009.

Item 3. Quantitative and Qualitative Disclosure About Market Risks
Not Applicable.
Item 4. Controls and Procedures
As of March 28, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 28, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 27, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The six warrant holders listed below exercised warrants to purchase the Company’s common stock during the reporting period. The warrants were originally granted in connection with a private placement made by the Company in November 2006 prior to the Initial Public Offering. The exercise of these warrant was similarly conducted pursuant to a private placement exemption from registration. Each of the warrants was exercised at the exercise price of $1.00 per share of our common stock for the consideration and on the date listed below:

		Shares of Common
Investor	Date of Purchase	Stock Acquired	Consideration Paid

John Bowling	December 30, 2009	100,000	$100,000 cash

John R. Burke	December 30, 2009	50,000	$50,000 cash

Kenneth Bush	December 30, 2009	25,000	$25,000 cash

John Eric Bush	December 30, 2009	25,000	$25,000 cash

Steve Waddle	December 30, 2009	25,000	$25,000 cash

Larry Timmons	December 30, 2009	25,000	$25,000 cash
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits
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

Dated: May 12, 2010	DIVERSIFIED RESTAURANT HOLDINGS, INC.
	By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Principal Executive Officer and Director

	By:	/s/ David G. Burke
David G. Burke
Principal Financial Officer and Director