Form 10-Q
period 2010-06-27
Diversified Restaurant Holdings, Inc.
filed 2010-08-10
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission File No. 000-53577
DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	03-0606420

(State or other jurisdiction	(I.R.S. employer
of incorporation or	identification number)
formation)
27680 Franklin Road
Southfield, Michigan 48034
(Address of principal executive offices)
Issuer’s telephone number: (248) 223-9160
Issuer’s facsimile number: (248) 223-9165
No change
(Former name, former address and former
fiscal year, if changed since last report)
Copies to:
Michael T. Raymond, Esq.
Dickinson Wright, PLLC
301 East Liberty, Suite 500
Ann Arbor, Michigan 48104-2266
(734) 623-1663
www.dickinson-wright.com
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,876,000 shares of $.0001 par value common stock outstanding as of August 9, 2010.
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
(Do not check if a smaller reporting company)

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 27	December 27
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$668,962	$649,518
Accounts receivable — related party	—	254,540
Inventory	305,517	125,332
Prepaid assets	161,475	103,452
Other current assets	59,227	11,219

Total current assets	1,195,181	1,144,061

Property and equipment, net (Note 3)	15,258,823	7,866,149
Intangible assets, net (Note 4)	956,570	411,983
Other long-term assets	56,144	49,280
Deferred income taxes (Note 8)	786,942	246,754

Total assets	$18,253,660	$9,718,227

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Current portion of long-term debt (Notes 5 and 6)	$2,233,716	$1,402,742
Accounts payable	759,410	293,984
Accrued liabilities	885,769	329,355
Deferred rent	119,486	54,273

Total current liabilities	3,998,381	2,080,354

Accrued rent	741,369	253,625
Deferred rent	834,272	422,068
Other liabilities — interest rate swap	404,921	167,559
Long-term debt, less current portion (Notes 5 and 6)	13,054,104	4,601,909

Total liabilities	19,033,047	7,525,515

Commitments and contingencies (Notes 5, 6, 9, 10, and 11)

Stockholders’ (deficit) equity (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000 shares, respectfully, issued and outstanding	1,888	1,863
Additional paid-in capital	2,622,286	2,356,155
Accumulated deficit	(2,998,640)	(165,306)
Comprehensive (loss) income	(404,921)	—

Total stockholders’ (deficit) equity	(779,387)	2,192,712

Total liabilities and stockholders’ (deficit) equity	$18,253,660	$9,718,227

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27	June 30	June 27	June 30
	2010	2009	2010	2009
Revenue
Food and beverage sales	$10,683,821	$4,305,776	$19,325,822	$8,440,786
Management and advertising fees	—	441,276	165,886	897,805

Total revenue	10,683,821	4,747,052	19,491,708	9,338,591

Operating expenses
Compensation costs	3,397,029	1,491,686	5,983,841	2,850,893
Food and beverage costs	3,137,948	1,348,406	5,810,496	2,630,402
General and administrative	2,642,782	1,019,158	4,675,377	2,125,829
Pre-opening	111,921	131,277	217,179	133,078
Occupancy	573,619	275,805	1,183,785	550,202
Depreciation and amortization	640,715	358,439	1,163,275	704,844

Total operating expenses	10,504,014	4,624,771	19,033,953	8,995,248

Operating profit	179,807	122,281	457,755	343,343

Interest expense	(518,143)	(104,585)	(668,426)	(215,892)
Other income (expense), net	(15,658)	79,295	(2,567)	90,514

(Loss) income before income taxes	(353,994)	96,991	(213,238)	217,965

Income tax benefit (provision)	244,463	(26,668)	354,979	(68,429)

Net (loss) income	$(109,531)	$70,323	$141,741	$149,536

Basic (loss) earnings per share — as reported	$(0.006)	$0.004	$0.008	$0.008

Fully diluted (loss) earnings per share — as reported	$(0.004)	$0.002	$0.005	$0.005

Weighted average number of common shares outstanding (Notes 1 and 7)
Basic	18,870,505	18,070,000	18,870,505	18,070,000
Diluted	29,160,000	29,020,000	29,090,000	29,020,000
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27	June 30	June 27	June 30
	2010	2009	2010	2009

Net (loss) income	$(109,531)	$70,323	$141,741	$149,536

Comprehensive (loss) income
Unrealized changes in fair value of cash flow hedges	(404,921)	—	(404,921)	—

Comprehensive (loss) income	$(514,452)	$70,323	$(263,180)	$149,536

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				(Accumulated
			Additional	Deficit)		Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity (Deficit)

Balances — December 27, 2009 (audited)	18,626,000	$1,863	$2,356,155	$(165,306)	$—	$2,192,712

Shares issued for warrants exercised at $1.00 per share (Note 7)	250,000	25	249,975	—	—	250,000

Share-based compensation (Note 7)	—	—	16,156	—	—	16,156

Acquisition of BWW restaurants (Note 2)	—	—	—	(2,975,075)	—	(2,975,075)

Unrealized changes in fair value of cash flow hedges	—	—	—	—	(404,921)	(404,921)

Net income	—	—	—	141,741	—	141,741

Balances — June 27, 2010 (unaudited)	18,876,000	$1,888	$2,622,286	$(2,998,640)	$(404,921)	$(779,387)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 27	June 30
	2010	2009
Cash flows from operating activities
Net income	$141,741	$149,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,163,275	704,844
Loss on disposal of property and equipment	217,868	—
Share-based compensation	16,156	16,156
Deferred income tax (provision) benefit	(540,188)	186,996
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	254,540	(91,028)
Inventory	(23,642)	(454)
Prepaid assets	6,191	(2,687)
Other current assets	(48,008)	172,728
Intangible assets	(81,068)	(1,210)
Other assets	(6,864)	(78,341)
Accounts payable	219,994	(49,388)
Accrued liabilities	257,044	77,240
Accrued rent	(117,201)	59,299
Deferred rent	215,018	(27,467)

Net cash provided by operating activities	1,674,856	1,116,224

Cash flows from investing activities
Purchases of property and equipment	(2,501,501)	(1,127,110)

Net cash used in investing activities	(2,501,501)	(1,127,110)

Cash flows from financing activities
Proceeds from issuance of notes payable — related party	236,198	8,750
Proceeds from issuance of long-term debt	963,065	858,779
Repayment of notes payable — related party	(25,084)	(50,370)
Repayments of long-term debt	(578,090)	(516,026)
Proceeds from issuance of common stock	250,000	—

Net cash provided by financing activities	846,089	301,133

Net increase in cash and cash equivalents	19,444	290,247

Cash and cash equivalents, beginning of period	649,518	133,865

Cash and cash equivalents, end of period	$668,962	$424,112

The accompanying notes are an integral part of these interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) was formed on September 25, 2006. DRH and its three wholly-owned subsidiaries, AMC Group, Inc, (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), develop, own, and operate, as well as render management and advertising services for, Buffalo Wild Wings (“BWW”) restaurants located throughout Michigan and Florida and the Company’s own restaurant concept, Bagger Dave’s Legendary Burgers and Fries (“Bagger Dave’s”), as detailed below.
The following organizational chart outlines the corporate structure of the Company and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated or organized in the State of Michigan.
AMC was formed on March 28, 2007 and serves as the operational and administrative center for the Company. AMC renders management and advertising services to WINGS and its subsidiaries, BURGERS and its subsidiaries, and, prior to the February 1, 2010 acquisition (see Note 2 for details), nine BWW restaurants affiliated with the Company through common ownership and management control but not required to be consolidated for financial statement reporting purposes. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds 17 BWW restaurants that are currently in operation. The Company also executed franchise agreements with Buffalo Wild Wings International, Inc. (“BWWI”) to open two more restaurants, one in Chesterfield Township, Michigan and the other in Ft. Myers, Florida. The Company is currently negotiating another franchise agreement for a BWW restaurant in Traverse City, Michigan, as was recently announced in a July 27, 2010 press release. The Company anticipates having this franchise agreement executed by the end of August 2010. These restaurants will be held by AMC Chesterfield, Inc., AMC Ft. Myers, Inc., and AMC Traverse City, Inc., respectively.
The Company is economically dependent on retaining its franchise rights with BWWI. Each of the franchise agreements has a specific initial term expiration date ranging from October 10, 2010 through June 3, 2030, depending on the date that each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. Each of the franchise agreements has a specific expiration date, when factoring in any applicable renewals, ranging from January 29, 2019 through June 3, 2045. The Company is in compliance with the terms of these agreements at June 27, 2010. The Company is under contract with BWWI to facilitate another 19 franchise agreements by 2017. The Company held an option to purchase the nine affiliated restaurants that were managed by AMC, which it exercised on February 1, 2010 (see Note 2 for details).
BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a full-service, ultra-casual dining concept developed by the Company. BURGERS’ subsidiaries, Berkley Burgers, Inc, Ann Arbor Burgers, Inc., and Troy Burgers, Inc., own restaurants currently in operation in Berkley, Ann Arbor, and Novi, Michigan, respectively. The Company is expanding its Bagger Dave’s concept to Brighton, Michigan, as was recently announced in an August 10, 2010 press release. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept. We have filed for rights to franchise in Michigan, Ohio, and Indiana, but have not yet franchised any Bagger Dave’s restaurants.
We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“Codification” or “ASC”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards, like FASB Statement No. 13, Accounting for Leases, are no longer being issued by the FASB. For further discussion of the ASC, refer to the “Recent Accounting Pronouncements” section of this note.
Basis of Presentation
The consolidated financial statements as of June 27, 2010 and December 27, 2009, and for the three-month and six-month periods ended June 27, 2010 and June 30, 2009, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information as of June 27, 2010 and December 27, 2009 and for the three-month and six-month periods ended June 27, 2010 and June 30, 2009 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
The financial information as of December 27, 2009 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2009, which is included in Item 8 in the Fiscal 2009 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month and six-month periods ended June 27, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2010.
Principles of Consolidation
The interim consolidated financial statements include the accounts of DRH and its subsidiaries, AMC, WINGS and its subsidiaries, and BURGERS and its subsidiaries. The interim consolidated financial statements include the accounts related to the nine recently acquired, affiliated restaurants from February 1, 2010 through June 27, 2010, as they are now subsidiaries of WINGS.
All significant intercompany accounts and transactions have been eliminated upon consolidation.
Fiscal Year
During 2009, the Company changed its fiscal year to utilize an accounting period that ends on the last Sunday in December. Consequently, fiscal year 2009 ended on December 27, 2009, comprising 51 weeks and three days. Prior to 2009, the Company reported on a calendar-year basis and, accordingly, fiscal year 2008 ended on December 31, 2008, comprising 52 weeks and one day. This quarterly report on Form 10-Q is for the six-month period ended June 27, 2010, comprising 26 weeks.
Segment Reporting
Reportable segments are strategic business units that offer different products and services, are managed separately because each business requires different executional strategies, cater to different clients’ needs, and are subject to regular review by our chief operating decision-maker.
While DRH may be viewed as having two reporting segments, one as a restaurant operator and the other as a franchisor, the Company has determined it does not meet the quantitative or materiality thresholds to be considered separately reportable. As such, there are no separately reportable business segments at June 27, 2010 and December 27, 2009.
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
Revenue Recognition
Revenues from food and beverage sales are recognized and generally collected at the point of sale. Management and advertising fees, prior to the purchase of the nine affiliated restaurants (see Note 2 for details), were calculated by applying a percentage, as stipulated in a management services agreement, to managed restaurant revenues and were recognized in the period in which they were earned, which is the period in which the management services were rendered.
Accounts Receivable — Related Party
Accounts receivable — related party are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at December 27, 2009 relate principally to management and advertising fees charged to, and intercompany transactions with, related BWW restaurants that were, prior to the February 1, 2010 acquisition (refer to Note 2 for details), managed by AMC and arose in the ordinary course of business (refer to Note 5 for details). Management does not believe any allowances for doubtful accounts are necessary at June 27, 2010 or December 27, 2009.

Accounting for Gift Cards
The Company records the net increase or decrease in BWW gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. The gift card processor deducts gift card sales dollars from each restaurant’s bank account weekly and deposits gift card redemption dollars weekly. Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of BWWI, and be subject to the breakage laws in the state of Minnesota, where Blazin Wings, Inc. is located.
The Company records the net increase or decrease in Bagger Dave’s gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record for the six months ended June 27, 2010 and for the six months ended June 30, 2009, respectively.
The liability is included in accrued liabilities in the interim consolidated balance sheets. As of June 27, 2010, the Company’s gift card liability was approximately $3,062, compared to approximately $19,961 at December 27, 2009.
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
Inventory
Inventory, which consists mainly of food and beverage products, is accounted for at the lower of cost or market using the first in, first out method of inventory valuation.
Prepaid, Intangible, and Other Assets
Prepaid assets consist principally of prepaid insurance and are recognized ratably, as operating expense, over the period covered by the unexpired premium. Amortizable intangible assets consist principally of franchise fees, trademarks, and loan fees and are deferred and amortized to operating expense on a straight-line basis over the term of the related underlying agreements based on the following:

Franchise fees	10 to 20 years
Trademarks	15 years
Loan fees	2 to 7 years (loan term)
Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management annually reviews these assets to determine whether carrying values have been impaired. During the period ended June 27, 2010, no impairments relating to intangible assets with finite or infinite lives were recognized.
Property and Equipment
Property and equipment are stated at cost. Major improvements and renewals are capitalized, while ordinary maintenance and repairs are expensed. Management annually reviews these assets to determine whether carrying values have been impaired.
The Company capitalizes, as restaurant construction in progress, costs incurred in connection with the design, build out, and furnishing of its restaurants. Such costs consist principally of leasehold improvements, directly related costs such as architectural and design fees, construction period interest (when applicable), and equipment, furniture, and fixtures not yet placed in service.

Depreciation and Amortization
Depreciation on equipment and furniture and fixtures is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Restaurant leasehold improvements are amortized over the shorter of the lease term or the useful life of the related improvement, whichever is shorter. Restaurant construction in progress is not amortized or depreciated until the related assets are placed into service.
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was $560,737 for the three months ended June 27, 2010 and $110,836 for the three months ended June 30, 2009. Advertising expense was $944,881 for the six months ended June 27, 2010 and $260,400 for the six months ended June 30, 2009.
Pre-opening Costs
Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. These costs are expensed as incurred. Pre-opening costs for the three months ended June 27, 2010 were $111,921 and $131,277 for the three months ended June 30, 2009. For the six months ended June 27, 2010, pre-opening costs were $217,179 and $133,078 for the six months ended June 30, 2009.
Income Taxes
Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
(Loss) Earnings per Share
(Loss) earnings per share are calculated under the provisions of FASB ASC 260, Earnings per Share. ASC 260 requires a dual presentation of “basic” and “diluted” (loss) earnings per share on the face of the income statement. “Diluted” reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.
Concentration Risks
Approximately 1% and 10% of the Company’s revenues during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively, are generated from the management of BWW restaurants located in Michigan and Florida, which were related under common ownership and management control until the acquisition on February 1, 2010 (see Note 2 for further details). The management and advertising fees are reflective of fees collected from the nine acquired affiliated restaurants for the period of December 28, 2009 through January 31, 2010. Approximately 80% and 82% of food and beverage sales came from restaurants located in Michigan during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instrument
The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.
On May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a $15 million credit facility (the “Credit Facility”) with RBS Citizens, N.A., a national banking association (“RBS”), as further described in Notes 2 and 6. The Credit Facility consists of a $6 million loan in the form of a development line of credit and a $9 million senior secured term loan with a fixed-rate swap arrangement. In conjunction with the Credit Facility, the existing swap agreements were terminated, resulting in a notional principal amount reduction of $214,074 and a termination fee of $19,176. The termination fee was recorded as interest expense for the three- and six-month period ended June 27, 2010.
The Company’s interest rate swap liabilities at December 27, 2009 were treated as a fair value hedge. By contrast, the Company has elected to account for the new interest rate swap using cash flow hedge accounting. Under the cash flow hedge method, the effective portion of the derivative is marked to fair value, based on third-party valuation models, as a component of comprehensive (loss) income.
The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities, depending on the fair value of the swaps. The notional value of interest rate swap agreements in place at June 27, 2010 and December 27, 2009 was $8,914,220 and $2,492,303, respectively. The increase is due to the Credit Facility entered into, on May 5, 2010, with RBS, as described in Notes 2 and 6.
Recent Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Number 165 (“SFAS No. 165” or “ASC 855-10”), Subsequent Events. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended.
In June 2009, the FASB issued SFAS Number 168 (“SFAS No. 168” or “ASC 105-10”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162. SFAS No. 168 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of ASC 105-10 on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in its financial statements and in its significant accounting policies. The Company implemented the Codification in these interim consolidated financial statements by providing references to the Codification topics alongside references to the corresponding standards.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The additional disclosure requirements did not have any financial impact on our consolidated financial statements.
With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations, or cash flows.
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation.
2. SIGNIFICANT BUSINESS TRANSACTIONS
Acquisition of Nine Affiliated BWW Restaurants
On February 1, 2010, the Company, through its WINGS subsidiary, acquired nine affiliated BWW restaurants (“Affiliates Acquisition”) it had previously managed through January 31, 2010. Under the terms of the agreements, the purchase price for each of the affiliated restaurants was determined by multiplying each restaurant’s average annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the previous three (3) fiscal years (2007, 2008, and 2009) by two, and subtracting the long-term debt of the respective restaurant. Two of the affiliated restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those restaurants was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The Affiliates Acquisition was approved by resolution of the disinterested directors of the Company, who determined that the Affiliates Acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company paid the purchase price for each of the affiliated restaurants to each selling shareholder by issuing an unsecured promissory note for the pro-rata value of the equity interest in the affiliated restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
As a result of the Affiliates Acquisition, the following were assumed: current assets of $951,745, long-term assets of $4,053,081, current liabilities of $1,695,201, long-term liabilities of $3,149,907, and equity of $159,718. Because the Affiliates Acquisition was amongst related parties, goodwill could not be recognized. Alternatively, the goodwill associated with the Affiliates Acquisition was recognized as a decrease in stockholders’ equity.
Execution of $15 Million Comprehensive Credit Facility
As introduced above, on May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a $15 million Credit Facility with RBS. The Credit Facility consists of a $6 million development line of credit (“DLOC”) and a $9 million senior secured term loan (“Senior Secured Term Loan”). The Credit Facility is secured by a senior lien on all Company assets.
The Company plans to use the DLOC to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at 4% over LIBOR as adjusted monthly. During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 4% over LIBOR as adjusted monthly, with principal and interest amortized over seven years and with a maturity date of May 5, 2017. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by November 5, 2011, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly.

The Company used approximately $8.7 million of the Senior Secured Term Loan to repay substantially all of its outstanding senior debt and early repayment fees owed to unrelated parties and the remaining $0.3 million was used for working capital. The Senior Secured Term Loan is for a term of seven years and, through a fixed-rate swap arrangement, bears interest at a fixed rate of 7.10%. Principal and interest payments are amortized over seven years, with monthly payments of approximately $120,000.
Purchase of Building in Brandon, Florida
On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of DRH, completed the purchase of its previously-leased BWW location at 2055 Badlands Drive, Brandon, FL 33511 (the “Brandon Property”) pursuant to the terms of a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) dated March 25, 2010, between MCA Brandon Enterprises, Inc. and Florida Wings Group, LLC. The Brandon Property includes 2.01 useable acres of land and is improved by a free-standing, 6,600 square foot BWW restaurant built in 2004. On April 28, 2010, the land and building appraised at $2.6 million. The Company has operated a BWW restaurant at the Brandon Property since June 2004. The total purchase price of the Brandon Property was $2,573,062, exclusive of additional fees, taxes, due diligence, and closing costs. The purchase price was paid through a combination of commercial financing, seller financing, and working capital. Specifically, the Company caused MCA Brandon Enterprises, Inc. to enter into a Real Estate Loan Agreement (the “Real Estate Loan Agreement”) and a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Bank of America, N.A. and a Promissory Note (“Promissory Note”) with Florida Wings Group, LLC.
The Real Estate Loan Agreement provides for a loan in the total principal amount of $1,150,000, matures on June 23, 2030, and requires equal monthly payments of interest and principal amortized over 25 years. The outstanding amounts borrowed under the Real Estate Loan Agreement bear interest at an initial rate of 6.72% per year. The interest rate will adjust to the U.S. Treasury Securities Rate plus 4% on June 23, 2017, and on the same date every seven years thereafter. After each adjustment date, the interest rate remains fixed until the next adjustment date. The Real Estate Loan Agreement is secured by a senior mortgage on the Brandon Property; the corporate guaranties of the Company, WINGS, and AMC; and the personal guaranty of T. Michael Ansley, President, CEO, Chairman of the Board of Directors, and a principal shareholder of the Company.
The Bridge Loan Agreement provides for a short-term bridge loan in the total principal amount of $920,000, matures on April 23, 2011 and requires interest-only payments until maturity. The outstanding amounts borrowed under the Bridge Loan Agreement bear interest at a floating rate, adjusted daily, equal to the Bank’s Prime Rate plus 3%. The Bridge Loan Agreement is secured by a junior mortgage on the Brandon Property; the corporate guaranties of the Company, WINGS, and AMC Group; and the personal guaranty of T. Michael Ansley.
The Company obtained a Section 504 Authorization for Debenture Guaranty issued by the U.S. Small Business Administration (“SBA”) on April 1, 2010. The parties anticipate that the Bridge Loan Agreement will be replaced by a Section 504 loan from the SBA as soon as the necessary paperwork has been completed. This process is expected to take approximately 90 — 120 days. The Section 504 loan will bear a fixed interest rate of 4.93% for its 20-year duration.
The Promissory Note is in the principal amount of $245,754, matures on August 1, 2013, is amortized over 15 years, and requires monthly principal and interest installments of $2,209 with the balance due at maturity. The outstanding amounts borrowed under the Promissory Note bear interest at 7% per annum. The Promissory Note is unsecured.

The remainder of the purchase price for the Brandon Property was financed using the Company’s working capital.
3. PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following assets:

	June 27	December 27
	2010	2009
Land	$385,959	$—
Building	2,243,861	—
Equipment	7,312,657	3,008,670
Furniture and fixtures	1,974,209	831,313
Leasehold improvements	12,590,925	6,087,233
Restaurant construction in progress	365,392	126,804

Total	24,873,003	10,054,020
Less accumulated depreciation	(9,614,180)	(2,187,871)

Property and equipment, net	$15,258,823	$7,866,149

On February 1, the Company acquired nine of its affiliated restaurants through the Affiliates Acquisition; refer to Note 2 for details. On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of the Company, completed the purchase of the Brandon Property; refer to Note 2 for details.
Accumulated depreciation increased from $2,187,871 at December 27, 2009 to $9,614,180 at June 27, 2010, an increase of $7,426,309. This was largely due to the recent Affiliates Acquisition (refer to Note 2 for details). The portion of this increase attributable to depreciation for the six months ended June 27, 2010 is $1,147,477 compared to $701,830 for the six months ended June 30, 2009.
4. INTANGIBLES
Intangible assets are comprised of the following:

	June 27	December 27
	2010	2009
Amortized Intangibles:
Franchise fees	$358,750	$141,250
Trademark	2,500	2,500
Loan fees	149,825	15,691

Total	511,075	159,441
Less accumulated amortization	(96,723)	(11,818)

Amortized Intangibles, net	414,352	147,623

Unamortized Intangibles:
Liquor licenses	542,218	264,360

Total Intangibles, net	$956,570	$411,983

On February 1, the Company acquired nine of its affiliated restaurants through the Affiliates Acquisition; refer to Note 2 for details.
Accumulated amortization increased from $11,818 at December 27, 2009 to $96,723 at June 27, 2010, an increase of $84,905. This was largely due to the recent Affiliates Acquisition (refer to Note 2 for details). The portion of this increase attributable to amortization for the six months ended June 27, 2010 is $15,798 compared to $3,015 for the six months ended June 30, 2009.

5. RELATED PARTY TRANSACTIONS
The Affiliates Acquisition (refer to Note 2 for details) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended June 27, 2010 and the three months ended June 30, 2009 were $49,160 and $18,836, respectively. Fees paid during the six months ended June 27, 2010 and the six months ended June 30, 2009 were $103,933 and $39,876, respectively.
Management and advertising fees were earned from restaurants affiliated with the Company through common ownership and management control (prior to the February 1, 2010 Affiliates Acquisition; refer to Note 2 for details). Fees earned during the three months ended June 27, 2010 and the three months ended June 30, 2009 totaled $0 and $441,276, respectively. Fees earned during the six months ended June 27, 2010 and the six months ended June 30, 2009 totaled $165,886 and $897,805, respectively. Accounts receivable arising from such billed fees were $0 and $128,473 at June 27, 2010 and December 31, 2009, respectively.
The Company is a guarantor of debt of one entity that is affiliated through common ownership and management control. Under the terms of the guarantee, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantee, and there are no assets held either as collateral or by third parties, that, under the guarantee, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantee. The event or circumstance that would require the Company to perform under the guarantee is an “event of default”, which is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of June 27, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was $1,932,993 and 2,938,000, respectively. The Company’s guarantee extends for the full term of the debt agreement, which expires in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantee. As noted above, the Company, and the related entity for which it has provided the guarantee, operates under common ownership and management control and, in accordance with FASB ASC 460, Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At June 27, 2010, payments on the debt obligation were current.
Long-term debt (refer to Note 6 for details) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of DRH’s stockholders. The notes commenced in January 2009, bear interest at a rate of 3.2% per annum, and are being repaid in monthly installments of approximately $4,444 each over a two-year period.
Current debt (refer to Note 6 for details) also includes a promissory note to a DRH stockholder in the amount of $250,000. The note is a demand note that does not require principal or interest payments. Interest is accrued at 8% per annum and is compounded quarterly. The Company has 180 days from the date of demand to pay the principal and accrued interest.
Refer to Note 9 for related party operating lease transactions.

6. LONG-TERM DEBT
Long-term debt consists of the following obligations:

	June 27	December 27
	2010	2009
Senior Secured Term Loan to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $120,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%.	$8,914,220	—

Note payable to a bank secured by a senior mortgage on the Brandon Property, corporate guaranties, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,150,000	—

Note payable to a bank secured by a junior mortgage on the Brandon Property, corporate guaranties, and a personal guaranty. The agreement provides for a short-term bridge loan (which will be transferred to a long-term SBA loan within 90 – 120 days), matures in April 2011, and requires interest-only payments until maturity. Interest is charged at a floating rate, adjusted daily, equal to the Bank’s Prime Rate plus 3%. The rate at June 27, 2010 was approximately 6.25%.	920,000	—

DLOC to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 4% over the 30-day LIBOR (the rate at June 27, 2010 was approximately 4.35%). In November 2011, if the Company has not already elected to do so (which is its intent), the DLOC will convert into a term loan bearing interest at 4% over the 30-day LIBOR and will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	657,136	—

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum.	245,754	—

Note payable to a bank secured by the property and equipment of Bearcat Enterprises, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $4,600 including annual interest charged at a variable rate of 3.70% above the 30-day LIBOR rate. The rate at June 27, 2010 was approximately 4.05%. The note matures in September 2014.	48,059	—

	June 27	December 27
	2010	2009
Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	14,592	—

Various notes payable to a bank or leasing company secured by property and equipment as well as corporate and personal guarantees of DRH; the Company’s subsidiaries; certain stockholders; and/or various related parties. The various agreements called for either monthly interest only, principal, and/or interest payments in the aggregate amount of $117,169. Interest charges ranged from LIBOR plus 2% to a fixed rate of 9.15% per annum. The various notes were scheduled to mature between February 2011 and December 2015. These various notes were paid off upon the execution of the Credit Facility.	—	4,956,607

Obligations under capital leases (Note 10)	—	693,196

Notes payable — related parties (Note 5)	3,338,059	354,848

Total long-term debt	$15,287,820	$6,004,651

Less current portion	(2,233,716)	(1,402,742)

Long-term debt, net of current portion	$13,054,104	$4,601,909

Scheduled principal maturities of long-term debt for each of the five years succeeding December 27, 2009, and thereafter, are summarized as follows:

Year	Amount
2010	$2,233,716
2011	1,575,584
2012	1,777,900
2013	2,099,989
2014	2,004,175
Thereafter	5,596,456

Total	$15,287,820

Interest expense was $518,143 and $104,585 (including related party interest expense of $52,581 for the three months ended June 27, 2010 and $5,758 for the three months ended June 30, 2009; refer to Note 5 for further details) for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Interest expense was $668,426 and $215,892 (including related party interest expense of $58,351 for the six months ended June 27, 2010 and $11,717 for the six months ended June 30, 2009; refer to Note 5 for further details) for the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 27, 2010.

7. CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)
On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. Once vested, the options can be exercised at a price of $2.50 per share. Stock option expense of $8,078 and $8,077, as determined using the Black-Scholes model, was recognized during the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of June 27, 2010. The fair value of unvested shares, as determined using the Black-Scholes model, is $2,743 as of June 27, 2010. The fair value of the unvested shares will be amortized ratably over the remaining vesting term. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 718, Compensation—Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.
In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share. Consequently, at June 27, 2010, 144,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.
On November 30, 2006, pursuant to a private placement, DRH issued warrants to purchase 800,000 common shares at a purchase price of $1 per share. These warrants vested over a three-year period from the issuance date and expired on November 30, 2009. The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 505-50, Equity Based Payments to Non-Employees. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future. An extension of time to exercise warrants until December 31, 2009 was approved by resolution of the disinterested directors of the Company. As of June 27, 2010, all 800,000 warrants were exercised at the option price of $1 per share.
The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of June 27, 2010. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.
8. INCOME TAXES
The benefit (provision) for income taxes consists of the following components for the three and six months ended June 27, 2010 and the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
	June 27	June 30	June 27	June 30
	2010	2009	2010	2009

Federal
Current	$—	$—	$—	$—
Deferred	295,744	(71,476)	410,100	(105,127)
State
Current	(36,502)	—	(73,004)	—
Deferred	(14,779)	44,808	17,883	36,698

Income Tax Benefit (Provision)	$244,463	$(26,668)	$354,979	$(68,429)

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	June 27	December 27
	2010	2009
Income tax benefit (provision) at federal statutory rate	$58,760	$(207,455)
State income tax benefit (provision)	(55,121)	(57,585)
Permanent differences	(24,056)	(32,111)
Tax credits	70,000	93,500
Other	305,396	(48,413)

Income tax benefit (provision)	$354,979	$(252,064)

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

	June 27	December 27
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$757,922	$954,370
Deferred rent expense	566,993	78,998
Start-up costs	236,851	104,327
Tax credit carry forwards	262,544	164,366
Swap loss recognized for book	—	56,970
Other — including state deferred tax assets	425,757	193,781

Total deferred assets	2,250,067	1,552,812

Deferred tax liabilities:
Other — including state deferred tax liabilities	240,113	146,325
Tax depreciation in excess of book	1,223,012	1,159,733

Total deferred tax liabilities:	1,463,125	1,306,058

Net deferred income tax assets	$786,942	$246,754

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.
The Company expects to use net operating loss and general business tax credit carry-forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants, which were previously managed by DRH. Net operating loss carry forwards of $273,141 and $1,956,042 will expire in 2029 and 2028, respectively. General business tax credits of $35,000, $78,356, $59,722 and $46,144 will expire in 2030, 2029, 2028 and 2027, respectively.

The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of June 27, 2010.
In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan Single Business Tax, with a business income tax and a modified gross receipts tax. This new tax took effect January 1, 2008 and, because the MBTA is based on or derived from income-based measures, the provisions of ASC 740 apply as of the enactment date. The law, as amended, established a deduction to the business income tax base if temporary differences associated with certain assets results in a net deferred tax liability as of December 31, 2007 (the year of enactment of this new tax). This deduction has a carry-forward period to at least tax year 2029. This benefit amounts to $33,762.
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
9. OPERATING LEASES (INCLUDING RELATED PARTY)
Lease terms are generally 10 to 15 years (with the exception of our office lease, which is a four-year term), with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.
The Company previously leased its office facilities under a lease that required monthly payments of $3,835; this lease expired on April 30, 2010. The Company relocated its general offices, effective March 1, 2010, signed a new four-year lease for 5,340 sq. ft. of office space that commenced in March 2010, requires monthly payments of $4,450, expires in May 2014, and contains two two-year options to extend.
The Company renegotiated its lease for AMC Northport, Inc. Effective March 1, 2009, the base rent is approximately $6,129, reduced from approximately $12,267, through February 2011. For consideration of the above rent modification, DRH agreed to guarantee the rent for a period of five years beginning March 1, 2009. The lease contains two five-year options to extend.
The Company renegotiated its lease for AMC Riverview, Inc. Effective April 2009, the base rent was reduced from approximately $12,800 to approximately $9,600 through March 2010. An extension to this rent reduction was later granted through May 2010. Beginning in June 2010, the rent reverted back to its original $12,800 amount. The lease contains two five-year options to extend.
Flyer Enterprises, Inc. signed a 10-year lease that commenced in December 1999, requires monthly payments of $11,116 (with 3% annual increases), and expired in December 2009. An option was exercised on the lease, extending the expiration date to December 2014.
TMA Enterprises of Novi, Inc. signed a 12-year lease that commenced in June 2002, requires monthly payments of approximately $14,493 (with an approximate 9% rent increase in June 2012), expires in 2014, and contains one five-year renewal option.
Bearcat Enterprises, Inc. signed a 15-year lease, from an entity related through common ownership, which commenced in February 2004, requires monthly payments of approximately $20,197, expires in 2019, and contains three five-year options to extend.

TMA Enterprises of Ferndale, LLC signed a 10-year lease that commenced in March 2005, requires monthly payments of approximately $8,864, expires in 2015, and contains two five-year options to extend.
Buckeye Group II, LLC signed a 10-year lease that commenced in April 2006, requires monthly payments of approximately $15,102, expires in 2016, and contains two five-year options to extend.
AMC Warren, LLC signed a 10-year lease that commenced in July 2006, requires monthly payments of approximately $15,755, expires in 2016, and contains two five-year options to extend.
Berkley Burgers, Inc. signed a 15-year lease, from an entity related through common ownership, which commenced in February 2008, requires monthly payments of approximately $6,300, expires in February 2023, and contains three five-year options to extend.
AMC Grand Blanc, Inc. signed a 10-year lease that commenced in March 2008, requires monthly payments of approximately $10,300, expires in 2018, and contains two five-year options to extend.
AMC Troy, Inc. and Ann Arbor Burgers, Inc. both signed 10-year leases that commenced in August 2008, require monthly payments of approximately $13,750 and $6,890, respectfully, expire in 2018, and contain two five-year options to extend.
AMC Petoskey, Inc. signed a 10-year lease that commenced in August 2008, requires monthly payments of approximately $9,000, expires in 2018, and contains two five-year options to extend.
AMC Flint, Inc.’s signed a 10-year lease that commenced in December 2008, requires monthly payments of approximately $4,800, expires in 2018, and contains three five-year options to extend.
The Company renegotiated its lease for Buckeye Group, LLC. Effective April 2009, the base rent was reduced from approximately $13,333 to approximately $9,333. The term of the lease was also extended through 2017 and contains two five-year options to extend.
AMC Port Huron, Inc. signed a 10-year lease that commenced in June 2009, requires monthly payments of approximately $6,500, expires in 2019, and contains three five-year options to extend.
Troy Burgers, Inc. signed a 10-year lease that commenced in February 2010, requires monthly payments of approximately $7,000 (rent is based on a percentage of revenues, not to exceed approximately $7,000 per month), expires in 2020, and contains two five-year options to extend.
The Company renegotiated its lease for Anker, Inc. Effective March 2010, the base rent was reduced from approximately $9,354 to approximately $6,800 through April 2021. The term of the lease was also extended through April 2021 and contains two five-year options to extend.
Total rent expense was $573,619 and $275,805 for the three months ended June 27, 2010 and June 30, 2009, respectively (of which $82,538 and $20,872 for the three months ended June 27, 2010 and June 30, 2009, respectively, were paid to a related party). Rent expense was $1,183,785 and $550,202 for the six months ended June 27, 2010 and June 30, 2009, respectively (of which $144,331 and $41,744 for the six months ended June 27, 2010 and June 30, 2009, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 27, 2010 are summarized as follows:

Year	Amount

2010	$2,633,067
2011	2,476,780
2012	2,558,860
2013	2,624,804
2014	2,496,364
Thereafter	6,155,604

Total	$18,945,479

10. CAPITAL LEASES
Starting January 2009 through February 2010, the Company entered into agreements to sell and immediately lease back various equipment and furniture at its Flint BWW, Port Huron BWW, and Novi Bagger Dave’s locations, respectively. These leases required between 36 and 48 monthly payments of approximately $29,787 combined, including applicable taxes, with options to purchase the assets under lease for a range of $1 to $100 at the conclusion of the lease. These transactions, prior to the Credit Facility, were reflected in the interim consolidated financial statements as capital leases with a combined asset values recorded at their combined purchase price of $1,108,780 and depreciated as purchased furniture and equipment, and the lease obligations included in long-term debt at its present value. As a result of the Senior Secured Term Loan of the Credit Facility (refer to Note 2 for details), these lease obligations were paid in full, along with applicable prepayment penalties.
11. COMMITMENTS AND CONTINGENCIES
Prior to February 1, 2010, the Company had management service agreements in place with nine BWW restaurants located in Michigan and Florida. These management service agreements contained options that allowed WINGS to purchase each restaurant for a price equal to a factor of twice the average EBITDA of the restaurant for the previous three fiscal years (2007, 2008, and 2009) less long-term debt. These options were exercised by the subsidiary on February 1, 2010, six months prior to the expiration of the options and in line with the Company’s strategic plan (refer to Note 2 for details).
The Company assumed, from a related entity, an “Area Development Agreement” with BWWI in which the Company undertakes to open 23 BWW restaurants within their designated “development territory”, as defined by the agreement, by October 1, 2016. On December 12, 2008, this agreement was amended adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. As of June 27, 2010, of the 38 restaurants required to be opened, 17 of these restaurants, including six that were in operation prior to the initial Area Development Agreement, had been opened for business.
The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $491,898 and $191,520 in royalty expense for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. The Company incurred $891,034 and $375,380 in royalty expense for the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively. Advertising fund contribution expenses were $296,556 and $108,358 for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Advertising fund contribution expenses were $540,608 and $222,329 for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively.

The Company is required by its various BWWI franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWWI has approved. The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurant’s needs.
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
12. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $518,143 and $104,585 during the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Cash paid for interest was $668,426 and $215,892 during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
Cash paid for income taxes was $15,457 and $0 during the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Cash paid for income taxes was $110,436 and $0 during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Capital expenditures of $250 thousand were funded by capital lease borrowing during the six months ended June 27, 2010.
Current assets of $951,745, long-term assets of $4,053,081, current liabilities of $1,695,201, long-term liabilities of $3,149,907, and equity of $159,718 were assumed in the February 1, 2010 Affiliates Acquisition.
The $9 million Senior Secured Term Loan of the new Credit Facility paid off approximately $8,577,071 of existing debt.
Approximately $2.3 million of long-term assets and debt were assumed in the Brandon Property purchase.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 27, 2010 and December 27, 2009, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short-term debt approximate its carrying value, due to its short-term nature. Also, the fair value of notes payable — related party approximates the carrying value due to its short-term maturities. As of June 27, 2010, our total debt, less related party debt, was approximately $11.9 million and had a fair value of approximately $8.9 million. As of December 27, 2009, our total debt was approximately $5.6 million and had a fair value of approximately $5.7 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

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
Interest rate swaps held by the Company for risk management purposes are not actively traded. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. The interest rate swaps discussed in Notes 1 and 6 fall into the Level 2 category under the guidance of ASC 820. The fair market value of the interest rate swaps as of June 27, 2010 was a liability of $404,921, which is recorded in other liabilities on the consolidated balance sheet. The fair value of the interest rate swaps at December 27, 2009 was a liability of $167,559. Unrealized loss associated with interest rate swap positions in existence at June 27, 2010, which are reflected in the statement of stockholders’ (deficit) equity, totaled $404,921 for the six months ended June 27, 2010 and are included in comprehensive (loss) income.
14. SUBSEQUENT EVENTS
On July 31, 2010, the Company entered into a stock option agreement (“Stock Option Agreement”) with each of its directors as compensation for their services as directors, including T. Michael Ansley, who serves as the Company’s President and Chief Executive Officer, and David G. Burke, who serves as the Company’s Chief Financial Officer and Treasurer; refer to our 8-K filing of August 5, 2010 for further details. The Stock Option Agreements granted each of the directors, including Mr. Ansley and Mr. Burke, the option to purchase 30,000 shares of common stock exercisable at $2.50 per share. The options expire on July 31, 2016. The options and the underlying shares of common stock are restricted securities. The options vest for each of the directors according the schedule set forth below, subject to continued service as a director:

Director	Option Vesting Dates
T. Michael Ansley	10,000 shares on July 31, 2011
10,000 shares on July 31, 2012
10,000 shares on July 31, 2013
David G. Burke	10,000 shares on July 31, 2011
10,000 shares on July 31, 2012
10,000 shares on July 31, 2013
Jay A. Dusenberry	10,000 shares on July 31, 2011
10,000 shares on July 31, 2012
10,000 shares on July 31, 2013
David Ligotti	10,000 shares on July 31, 2011
10,000 shares on July 31, 2012
10,000 shares on July 31, 2013
Gregory J. Stevens	10,000 shares on July 31, 2011
10,000 shares on July 31, 2012
10,000 shares on July 31, 2013
Bill McClintock	10,000 shares on June 3, 2011
10,000 shares on June 3, 2012
10,000 shares on June 3, 2013
Joseph M. Nowicki	10,000 shares on June 3, 2011
10,000 shares on June 3, 2012
10,000 shares on June 3, 2013
Effective July 29, 2010, the Company exercised an option, with BWWI, to renew its Anker, Inc. franchise agreement.
On August 10, 2010, the Company announced the expansion of its Bagger Dave’s concept to the Brighton, Michigan area. The new Bagger Dave’s restaurant is anticipated to open by the end of the year.
The Company evaluated subsequent events for potential recognition and/or disclosure through August 10, 2010, the date the interim consolidated financial statements were issued.

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
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to our ability to secure the additional financing adequate to execute our business plan; our ability to locate and start up new restaurants; acceptance of our restaurant concepts in new market places; the cost of food and other raw materials. Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.
OVERVIEW
DRH is a leading Buffalo Wild Wings® (“BWW”) franchisee that is rapidly expanding through organic growth and acquisitions. It operates 17 BWW restaurants; 12 in Michigan and five in Florida. DRH also created its own unique, full-service restaurant concept: Bagger Dave’s Legendary Burgers and Fries® (“Bagger Dave’s”), which falls within the full-service, ultra-casual dining segment and was launched in January 2008. As of June 27, 2010, we owned and operated three Bagger Dave’s® restaurants in Southeast Michigan with the most recent store opening in February 2010. We also have Franchise Disclosure Documents approved and filed in Michigan, Indiana, and Ohio for our Bagger Dave’s concept.
ACQUISITION OF NINE AFFILIATED BWW RESTAURANTS
Results for the six months ended June 27, 2010 include five months of financial results associated with the acquisition, on February 1, 2010, of nine BWW locations in Michigan and Florida from affiliates of the Company (the “Affiliates Acquisition”). The Affiliates Acquisition was valued at $3.1 million Previously, AMC Group, Inc. (“AMC”), a wholly-owned subsidiary of DRH, had a service agreement with our affiliated restaurants’ cooperative management company, to manage and operate the nine affiliated BWW restaurants. This agreement called for AMC to collect a service fee, up to 8%, of the revenue of each restaurant under management.

We received the right to exercise the purchase option as part of our initial public offering in August 2008. The acquisition of these restaurants was financed through six-year promissory notes that mature on February 1, 2016 and bear interest at 6% per year (payable on a quarterly basis). The stores range in age from four to 10 years. In 2009, these restaurants generated $24.4 million in revenue and we received management and advertising fee revenue of $1.7 million. The acquisition of the affiliated BWW locations allows us to fully realize the economic benefits associated with these nine BWW stores in 2010 and beyond.
The impact of the acquisition to our interim financial statements is reflected in the consolidated interim balance sheets, statements of operations, statements of comprehensive (loss) income, statements of stockholders’ (deficit) equity, statements of cash flows, and notes to the interim consolidated financial statements. Refer to Note 2 in the notes to interim consolidated financial statements for further details.
EXECUTION OF $15 MILLION COMPREHENSIVE CREDIT FACILITY
On May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a $15 million Credit Facility with RBS Citizens, N.A., a national banking association. The Credit Facility consists of a $6 million development line of credit and a $9 million senior secured term loan. Refer to Note 2 in the notes to interim consolidated financial statements for further details.
PURCHASE OF BUILDING IN BRANDON, FLORIDA
On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of AMC Wings, Inc., completed the purchase of its previously-leased BWW location at 2055 Badlands Drive, Brandon, FL 33511 pursuant to the terms of a Purchase and Sale Agreement dated March 25, 2010, between MCA Brandon Enterprises, Inc. and Florida Wings Group, LLC. Refer to Note 2 in the notes to interim consolidated financial statements for further details.
RESULTS OF OPERATIONS
For the three months ended June 27, 2010 and for the six months ended June 27, 2010, revenue was generated from the operations of 17 BWW restaurants (of which nine were acquired on February 1, 2010 with the Affiliates Acquisition), the operations of three Bagger Dave’s Legendary Burgers and Fries (“Bagger Dave’s”) restaurants (with the newest location in Novi, MI recently opened in February 2010), and the collection for the month of January 2010 of management and advertising fees from service agreements with the nine affiliated BWW restaurants acquired on February 1, 2010. For the three months ended June 30, 2009 and the six months ended June 30, 2009, revenue was generated from the operations of seven BWW restaurants, the operations of two Bagger Dave’s restaurants, and the collection of management and advertising fees from service agreements with the then-affiliated and managed nine BWW restaurants.
REVENUE

	Three Months Ended
	June 27	June 30	$	%
	2010	2009	Change	Change
Revenue
Food and beverage sales	$10,683,821	$4,305,776	$6,378,045	148.1%
Management and advertising fees	—	441,276	(441,276)	(100.0)%

Total revenue	$10,683,821	$4,747,052	$5,936,769

Total revenue increased to $10.7 million as food and beverage sales growth of $6.4 million, or 148.1%, more than offset the decline in management and advertising fees of $441,276, or 100.0%. The increase in food and beverage sales and the decrease in management and advertising fees were primarily due to the Affiliates Acquisition (refer to Note 2 for more details).

	Six Months Ended
	June 27	June 30	$	%
	2010	2009	Change	Change
Revenue
Food and beverage sales	$19,325,822	$8,440,786	$10,885,036	129.0%
Management and advertising fees	165,886	897,805	(731,919)	(81.5)%

Total revenue	$19,491,708	$9,338,591	$10,153,117

Total revenue increased to $19.5 million as food and beverage sales growth of $10.9 million, or 129.0%, more than offset the decline in management and advertising fees of $731,919, or 81.5%. The increase in food and beverage sales and the decrease in management and advertising fees were primarily due to the Affiliates Acquisition (refer to Note 2 for more details).
OPERATING EXPENSES

	Three Months Ended				% Total	% Total
	June 27	June 30	$	%	Revenue	Revenue
	2010	2009	Change	Change	2010	2009
Operating expenses
Compensation costs	$3,397,029	$1,491,686	$1,905,343	127.7%	31.8%	31.4%
Food and beverage costs*	3,137,948	1,348,406	1,789,542	132.7%	29.4%*	31.3%*
General and administrative	2,642,782	1,019,158	1,623,624	159.3%	24.7%	21.5%
Pre-opening	111,921	131,277	(19,356)	(14.7)%	1.0%	2.8%
Occupancy	573,619	275,805	297,814	108.0%	5.4%	5.8%
Depreciation and amortization	640,715	358,439	282,276	78.8%	6.0%	7.6%

Total operating expenses	$10,504,014	$4,624,771	$5,879,243

*
Note that the “food and beverage costs” category of operating expenses uses percentages of revenue figures based on food and beverage revenue amounts as opposed to total revenue amounts, as is the case for all other operating expense categories.

When comparing the three months ended June 27, 2010 to the three months ended June 30, 2009, total operating expenses increased by $5.9 million as a direct result of the Affiliates Acquisition (refer to Note 2 for more details). Further explanations for fluctuations in the percentage of total revenue are detailed below.
Compensation costs increased 127.7% due to the Affiliates Acquisition. As a percentage of total revenue, compensation costs remained fairly consistent at 31.8% and 31.4% for the three months ended June 27, 2010 and June 30, 2009, respectively.
Food and beverage costs increased 132.7% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of food and beverage revenue, food and beverage costs decreased from 31.3% for the three months ended June 30, 2009 to 29.4% for the three months ended June 27, 2010, primarily due to a decrease in fresh, bone-in chicken wing prices.

General and administrative costs increased by 159.3% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of total revenue, general and administrative costs increased from 21.5% for the three months ended June 30, 2009 to 24.7% for the three months ended June 27, 2010, primarily due to an increase in overall advertising, higher repair and maintenance charges (as a result of the acquisition of more mature restaurants that came with original restaurant equipment that was of an older age), and higher audio visual charges (as a result of more sports packages purchased during the current three-month period). These increases were offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs decreased by 14.7% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009 due to fewer restaurants undergoing a construction phase during the current three-month period. As a percentage of total revenue, pre-opening costs decreased from 2.8% for the three months ended June 30, 2009 to 1.0% for the three months ended June 27, 2010 for the same reason.
Occupancy costs increased 108% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of total revenue, occupancy costs for the three months ended June 27, 2010 were 5.4% compared with occupancy costs of 5.8% for the three months ended June 30, 2009, primarily due to the Brandon Property transaction, which provided a one-time reversal of accrued rent in the amount of $213,466 (refer to Note 2 for further details on the real estate transaction and Note 1, under Lease Accounting, for further details on accrued rent). This decrease was partially offset by the addition of rent for two newly-opened restaurants.
Depreciation and amortization costs increased by more than 78% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of total revenue, depreciation and amortization costs decreased to 6.0% from 7.6% for the three months ended June 27, 2010 and June 30, 2009, respectively. Amortization costs remained fairly consistent for both periods, while depreciation costs decreased as the acquired stores have been in operation for many years and have a lower cost basis than the stores owned by the Company before the Affiliates Acquisition.

	Six Months Ended				% Total	% Total
	June 27	June 30	$	%	Revenue	Revenue
	2010	2009	Change	Change	2010	2009
Operating expenses
Compensation costs	$5,983,841	$2,850,893	$3,132,948	109.9%	30.7%	30.5%
Food and beverage costs*	5,810,496	2,630,402	3,180,094	120.9%	30.1%*	31.2%*
General and administrative	4,675,377	2,125,829	2,549,548	119.9%	24.0%	22.8%
Pre-opening	217,179	133,078	84,101	63.2%	1.1%	1.4%
Occupancy	1,183,785	550,202	633,583	115.2%	6.1%	5.9%
Depreciation and amortization	1,163,275	704,844	458,431	65.0%	6.0%	7.5%

Total operating expenses	$19,033,953	$8,995,248	$10,038,705

*
Note that the “food and beverage costs” category of operating expenses uses percentages of revenue figures based on food and beverage revenue amounts as opposed to total revenue amounts, as is the case for all other operating expense categories.

When comparing the six months ended June 27, 2010 to the six months ended June 30, 2009, total operating expenses increased by $10.0 million as a direct result of the Affiliates Acquisition (refer to Note 2 for more details). Further explanations for fluctuations in the percentage of total revenue are detailed below.
Compensation costs increased 109.9% due to the Affiliates Acquisition. As a percentage of total revenue, compensation costs remained fairly consistent at 30.7% and 30.5% for the six months ended June 27, 2010 and June 30, 2009, respectively.
Food and beverage costs increased 120.9% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of food and beverage revenue, food and beverage costs for the six months ended June 27, 2010 decreased to 30.1% compared with 31.2% for the six months ended June 30, 2009, primarily due to a decrease in fresh, bone-in chicken wing prices.
General and administrative costs increased by 119.9% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of total revenue, general and administrative costs increased from 22.8% for the six months ended June 30, 2009 to 24.0% for the six months ended June 27, 2010, primarily due to an increase in overall advertising, higher repair and maintenance charges (as a result of the acquisition of more mature restaurants that came with original restaurant equipment that was of an older age), and higher audio visual charges (as a result of more sports packages purchased during the current six-month period). These increases were offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs increased by 63.2% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009 due to two restaurants undergoing a construction phase during the current six-month period versus one restaurant undergoing a construction phase during the first half of 2009. As a percentage of total revenue, pre-opening costs decreased from 1.4% to 1.1% when comparing the six months ended June 30, 2009 to June 27, 2010 as a result of more restaurants being open for business for a longer period of time in the first half of 2009 when compared to the first half of 2010.
Occupancy costs increased 115.2% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of total revenue, occupancy costs for the six months ended June 27, 2010 were 6.1% compared with occupancy costs of 5.9% for the six months ended June 30, 2009, primarily due to the addition of rent for two newly-opened restaurants. This increase was partially offset by the reversal of accrued rent which resulted from the Brandon, Florida real estate transaction (refer to Note 2 for further details).
Depreciation and amortization costs increased by 65% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009 due to the Affiliates Acquisition. As a percentage of total revenue, depreciation and amortization costs decreased to 6.0% from 7.5% for the six months ended June 27, 2010 and June 30, 2009, respectively. Amortization costs remained fairly consistent for both periods, while depreciation costs decreased as the acquired stores have been in operation for many years and have a lower cost basis than the stores owned by the Company before the Affiliates Acquisition.
INTEREST AND TAXES
For the three months and six months ended June 27, 2010, interest expense was $518,413 and $668,426, respectively, compared to the three months and six months ended June 30, 2009, when interest expense of $104,585 and $215,892, respectively. For both of the current-year periods, the increase was primarily due to the one-time charge of $301,430 in the second quarter of 2010 related to pre-payment penalties on refinanced debt (see Note 2 for further details).

For the three months and six months ended June 27, 2010, we booked an income tax benefit of $244,463 and $354,979, respectively, compared to the three months and six months ended June 30, 2009, when income tax provisions of $26,668 and $68,429, respectively, were recorded. The 2010 quarterly tax benefits primarily resulted from amounts we were able to recognize for net operating loss carry forwards, deferred rent expense, start-up costs, and tax credit carry forwards.
LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS
Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of future restaurants with our $6.0 million development line of credit and all remaining capital requirements from operational cash flow. The $9.0 million refinance of existing debt will free up approximately $1.0 million in cash flow for the first 12 months due to a lower fixed interest rate and the re-amortization of debt (see Note 2 and our 8-K filing of May 10, 2010 for further details on our Credit Facility).
Cash flow from operations for the six months ended June 27, 2010 is $1,674,856 compared with $1,116,224 for the six months ended June 30, 2009.
Total capital expenditures for the year are expected to be approximately $7.5 million, of which approximately $4.5 million is for new restaurant construction, $2.5 million is for real estate (see Note 2 for further details), and $0.5 million is for existing store renovations, which includes upgrades to audio/visual.
Opening new restaurants is the Company’s primary use of capital and is critical to its growth. New construction for 2010 includes:
•	Novi, Michigan — Bagger Dave’s — opened February 22, 2010
•	Marquette, Michigan — BWW — opened June 6, 2010
•	Chesterfield, Michigan — BWW — construction began in the second quarter of 2010 with an anticipated opening date of Sunday, August 22, 2010
•	Ft. Myers, Florida — BWW — construction is scheduled to begin in August 2010 with an anticipated opening date in the fourth quarter of 2010
•	Brighton, Michigan — Bagger Dave’s — construction is scheduled to begin in September 2010 with an anticipated opening date in the fourth quarter of 2010
We believe that reinvesting in existing stores is an important factor to maintaining the overall experience for our guests. Depending on the age of the existing stores, upgrades range from $50 thousand on the interior to $500 thousand for a full remodel of the restaurant. Stores are typically upgraded after approximately five years of operation and fully remodeled after approximately 10 years of operation.
Our new Credit Facility has debt covenants that have to be met on a quarterly basis. As of June 27, 2010, we are in compliance with all of them.
OFF BALANCE SHEET ARRANGEMENTS
The Company assumed, from a related entity, an Area Development Agreement with BWWI to open 23 BWW restaurants by October 1, 2016 within the designated “development territory”, as defined by the agreement. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. On December 10, 2008, DRH, through its wholly-owned subsidiary, AMC Wings, Inc., entered into an amendment to the Area Development Agreement (the “Amended Agreement”) with BWWI. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended, by one year, the time frame for completion of our obligations under the initial terms of the Area Development Agreement.

The Amended Agreement includes the right to develop an additional nine BWW Restaurants, which increases the total number of BWW Restaurants we have a right to develop to 32. We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of June 27, 2010, 11 of these restaurants had been opened for business under the Amended Agreement and 21 remain. Another six restaurants were opened prior to the Area Development Agreement which, assuming that we are successful at fulfilling our Amended Agreement, will bring DRH’s total BWW restaurant count to 38 by November 1, 2017.
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
The Company believes the following accounting policies represent critical accounting policies. Critical accounting policies are those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We discuss our significant accounting policies in Note 1 to the Company’s consolidated interim financial statements, including those policies that do not require management to make difficult, subjective, or complex judgments or estimates.
FASB Codification Discussion
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. One standard that applies to our business is FASB Statement No. 13, Accounting for Leases. That standard, originally issued in 1976, has been interpreted and amended many times over the years.
The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release, on July 1, 2009, of the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. To the Company, this means instead of following the leasing rules in Statement No. 13, we will follow the guidance in Topic 840, Leases. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than Statement No. 13, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this quarterly report on Form 10-Q to reflect the guidance in the Codification.
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

We perform an asset impairment analysis, on an annual basis, of property and equipment related to our restaurant locations. We also perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Our analysis indicated that we did not need to record any impairment charges during the three months ended June 27, 2010 and the six months ended June 27, 2010. As such, none were recorded. If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.
Deferred Tax Assets
The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carry forwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 27, 2010, we had no valuation allowance, as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is principally based upon the Company’s option to purchase the nine affiliated restaurants it previously managed, which happened on February 1, 2010. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that the remaining recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Not Applicable.
Item 4. Controls and Procedures
As of June 27, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 27, 2010.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or employees alleging injury, illness, or other food quality, health, or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on our financial condition or results of operations. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 27, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits:

**2.1	Brandon Property Purchase and Sale Agreement dated March 25, 2010 between our subsidiary, MCA Enterprises, Brandon, Inc. and Florida Wings Group, LLC.

*3.1	Certificate of Incorporation.

*3.2	By-Laws.

10.1	Real Estate Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A.

10.2	Bridge Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A.

10.3	Promissory Note dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Florida Wings Group, LLC.

10.4	Buffalo Wild Wings Franchise Agreement dated June 3, 2010 between our subsidiary, AMC Ft. Myers, Inc., and Buffalo Wild Wings International, Inc.

***10.5	RBS Development Line of Credit Agreement dated May 5, 2010 between DRH and RBS.

***10.6	RBS Credit Agreement dated May 5, 2010 between DRH and RBS.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K on June 30, 2010.

***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K on May 10, 2010.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 10, 2010	DIVERSIFIED RESTAURANT HOLDINGS, INC.
	By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Principal Executive Officer and Director

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 10, 2010	DIVERSIFIED RESTAURANT HOLDINGS, INC.
	By:	/s/ David G. Burke
David G. Burke
Principal Financial Officer and Treasurer