Form 10-Q
period 2010-09-26
Diversified Restaurant Holdings, Inc.
filed 2010-11-12
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,876,000 shares of $.0001 par value common stock outstanding as of November 12, 2010.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

INDEX

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Consolidated Balance Sheets (Unaudited)	1

Consolidated Statements of Operations (Unaudited)	2

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	3

Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Interim Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosure About Market Risks	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 5. Other Information	33

Item 6. Exhibits	34

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 26	December 27
	2010	2009 (a)
ASSETS

Current assets
Cash and cash equivalents	$959,028	$1,594,362
Accounts receivable — related party	—	376,675
Inventory	308,497	307,301
Prepaid assets	240,030	152,702
Other current assets	111,407	42,382

Total current assets	1,618,962	2,473,422

Property and equipment, net (Note 3)	16,229,563	11,655,513
Intangible assets, net (Note 4)	978,349	751,779
Other long-term assets	56,144	49,280
Deferred income taxes (Note 8)	450,534	246,754

Total assets	19,333,552	15,176,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Current portion of long-term debt (Note 6)	1,256,097	2,193,057
Accounts payable	888,618	527,151
Accrued liabilities	1,137,697	674,768
Deferred rent	125,788	104,940

Total current liabilities	3,408,200	3,499,916

Accrued rent	783,679	846,014
Deferred rent	889,501	638,024
Related party payable	—	430,351
Other liabilities — interest rate swap	582,628	213,604
Long-term debt, less current portion (Note 6)	14,663,236	6,767,041

Total liabilities	20,327,244	12,394,950

Commitments and contingencies (Notes 5, 6, 9, 10, and 11)

Stockholders’ (deficit) equity (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000 shares, respectively, issued and outstanding	1,888	1,863
Additional paid-in capital	2,627,539	2,356,155
Retained earnings (accumulated deficit)	(3,040,491)	423,780
Comprehensive (loss) income	(582,628)	—

Total stockholders’ (deficit) equity	(993,692)	2,781,798

Total liabilities and stockholders’ equity	$19,333,552	$15,176,748

The accompanying notes are an integral part of these interim consolidated financial statements.
(a) Amounts are derived from audited financial statements as of December 27, 2009.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26	September 30	September 26	September 30
	2010	2009	2010	2009
Revenue
Food and beverage sales	$11,423,726	$10,477,157	$32,823,425	$31,310,192

Total revenue	11,423,726	10,477,157	32,823,425	31,310,192

Operating expenses
Compensation costs	3,346,237	2,890,306	9,780,263	8,655,533
Food and beverage costs	3,310,374	3,253,647	9,785,584	9,813,943
General and administrative	2,670,428	2,322,537	7,707,679	7,281,370
Pre-opening	66,129	131,277	283,308	133,078
Occupancy	765,289	741,744	2,165,555	2,187,465
Depreciation and amortization	696,161	567,099	1,941,765	1,594,297

Total operating expenses	10,854,618	9,906,610	31,664,154	29,665,686

Operating profit	569,108	570,547	1,159,271	1,644,506

Interest expense	(243,854)	(198,699)	(931,730)	(578,654)
Other income, net	6,333	16,120	5,071	169,059

Income before income taxes	331,587	387,968	232,612	1,234,911

Income tax provision	(131,119)	(204,796)	(9,232)	(419,803)

Net income	$200,468	$183,172	$223,380	$815,108

Basic earnings per share — as reported	$0.011	$0.010	$0.012	$0.045

Fully diluted earnings per share — as reported	$0.007	$0.006	$0.008	$0.028

Weighted average number of common shares outstanding (Notes 1 and 7)
Basic	18,870,505	18,070,000	18,870,505	18,070,000
Diluted	29,160,000	29,020,000	29,113,333	29,020,000
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26	September 30	September 26	September 30
	2010	2009	2010	2009

Net income	$200,468	$183,172	$223,380	$815,108

Comprehensive income (loss)
Unrealized changes in fair value of cash flow hedges	(177,707)	—	(582,628)	—

Comprehensive income (loss)	$22,761	$183,172	$(359,248)	$815,108

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss) Income	Equity (Deficit)

Balances — December 27, 2009	18,626,000	$1,863	$2,356,155	$423,780	$—	$2,781,798

Shares issued for warrants exercised at $1.00 per share (Note 7)	250,000	25	249,975	—	—	250,000

Share-based compensation (Note 7)	—	—	21,409	—	—	21,409

Acquisition of BWW restaurants (Note 2)	—	—	—	(3,134,790)	—	(3,134,790)

Distributions	—	—	—	(552,861)		(552,861)

Unrealized changes in fair value of cash flow hedges	—	—	—	—	(582,628)	(582,628)

Net income	—	—	—	223,380	—	223,380

Balances — September 26, 2010	18,876,000	$1,888	$2,627,539	$(3,040,491)	$(582,628)	$(993,692)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 26	September 30
	2010	2009
Cash flows from operating activities
Net income	$223,380	$815,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,941,765	1,590,246
Loss on disposal of property and equipment	217,868	6,954
Share-based compensation	21,409	24,234
Deferred income tax (provision) benefit	(203,780)	322,020
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	376,675	(48,469)
Inventory	(1,196)	25,076
Prepaid assets	(87,328)	(28,963)
Other current assets	(69,025)	(11,780)
Intangible assets	(111,198)	(1,210)
Other long-term assets	(6,864)	196,104
Accounts payable	(68,884)	(380,219)
Accrued liabilities	462,929	294,643
Accrued rent	(62,335)	155,815
Deferred rent	272,325	(84,435)

Net cash provided by operating activities	2,905,741	2,875,124

Cash flows from investing activities
Purchases of property and equipment	(4,159,301)	(593,301)

Net cash used in investing activities	(4,159,301)	(593,301)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,035,876	1,992,203
Repayments of long-term debt	(1,114,789)	(3,263,664)
Proceeds from issuance of common stock	250,000	—
Distributions	(552,861)	(936,000)

Net cash provided by financing activities	618,226	(2,207,461)

Net increase in cash and cash equivalents	(635,334)	74,362

Cash and cash equivalents, beginning of period	1,594,362	1,029,459

Cash and cash equivalents, end of period	$959,028	$1,103,821

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Diversified Restaurant Holdings, Inc. (“DRH”) was formed on September 25, 2006. DRH and its three wholly-owned subsidiaries, AMC Group, Inc, (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”) (collectively referred to as the “Company”), develop, own, and operate Buffalo Wild Wings (“BWW”) restaurants located throughout Michigan and Florida and the Company’s own restaurant concept, Bagger Dave’s Legendary Burger Tavern (“Bagger Dave’s”), as detailed below.
The following organizational chart outlines the corporate structure of the Company and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated or organized in the State of Michigan.
AMC was formed on March 28, 2007 and serves as the operational and administrative center for the Company. AMC renders management and advertising services to WINGS and its subsidiaries and BURGERS and its subsidiaries. Prior to the February 1, 2010 acquisition (see Note 2 for details), AMC also rendered management and advertising services to nine BWW restaurants affiliated with the Company through common ownership and management control. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.
WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds 18 BWW restaurants that are currently in operation. The Company also executed franchise agreements with Buffalo Wild Wings, Inc. (“BWWI”) to open three more restaurants, one in Ft. Myers, Florida, one in Traverse City, Michigan and the other in Lakeland, Florida. These restaurants will be held by AMC Traverse City, Inc. and AMC Lakeland, Inc., respectively.

The Company is economically dependent on retaining its franchise rights with BWWI. The franchise agreements have specific initial term expiration dates ranging from November 23, 2011 through September 7, 2030, depending on the date each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through September 7, 2045. The Company is in compliance with the terms of these agreements at September 26, 2010. The Company is under contract with BWWI to enter into 17 additional franchise agreements by 2017 (see Note 11 for details). The Company held an option to purchase the nine affiliated restaurants that were managed by AMC, which it exercised on February 1, 2010 (see Note 2 for details).
BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a full-service, ultra-casual dining concept developed by the Company. BURGERS’ subsidiaries, Berkley Burgers, Inc., Ann Arbor Burgers, Inc., and Troy Burgers, Inc., own restaurants currently in operation in Berkley, Ann Arbor, and Novi, Michigan, respectively. Another restaurant location, Brighton Burgers, Inc. (to be located in Brighton, Michigan) is scheduled to open during the first quarter of 2011. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept. We have filed for rights to franchise in Michigan, Ohio, and Indiana, but have not yet franchised any Bagger Dave’s restaurants.
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
Basis of Presentation
The consolidated financial statements as of September 26, 2010 and December 27, 2009, and for the three-month and nine-month periods ended September 26, 2010 and September 30, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of September 26, 2010 and for the three-month and nine-month periods ended September 26, 2010 and September 30, 2009 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
The financial information as of December 27, 2009 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2009, which is included in Item 8 in the Fiscal 2009 Annual Report on Form 10-K and should be read in conjunction with such financial statements.
The results of operations for the three-month and nine-month periods ended September 26, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2010.

Principles of Consolidation
The interim consolidated financial statements include the accounts of DRH and its subsidiaries, AMC, WINGS and its subsidiaries, and BURGERS and its subsidiaries. The interim consolidated financial statements also include the account balances of the nine recently acquired, affiliated restaurants resulting from the February 1, 2010 acquisition, as they are now subsidiaries of WINGS (refer to Note 2 for details).
All significant intercompany accounts and transactions have been eliminated upon consolidation.
Fiscal Year
During 2009, the Company changed its fiscal year to utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2009 ended on December 27, 2009, comprising 51 weeks and three days. Prior to 2009, the Company reported on a calendar-year basis and, accordingly, fiscal year 2008 ended on December 31, 2008, comprising 52 weeks and one day. This quarterly report on Form 10-Q is for the nine-month period ended September 26, 2010, comprising 39 weeks.
Segment Reporting
Reportable segments are strategic business units that offer different products and services, are managed separately because each business requires different executional strategies, cater to different clients’ needs, and are subject to regular review by our chief operating decision maker.
While DRH may be viewed as having two reporting segments, one as a BWW franchisee and the other as a Bagger Dave’s franchisor, the Company has determined it does not meet the quantitative or materiality thresholds to be considered separately reportable. As such, there are no separately reportable business segments at September 26, 2010 and December 27, 2009.
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
Revenue Recognition
Revenues from food and beverage sales are recognized and generally collected at the point of sale. Management and advertising fees are calculated by applying a percentage, as stipulated in a management services agreement, to managed restaurant revenues. Revenues derived from management and advertising fees are recognized in the period in which they are earned, which is the period in which the management services are rendered. As a result of the February 1, 2010 acquisition, management and advertising fees will no longer be recognized (refer to Note 2 for details).
Accounts Receivable — Related Party
Accounts receivable — related party are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at September 26, 2010 and December 27, 2009 relate principally to management and advertising fees charged to and intercompany transactions with the related BWW restaurants that were managed by AMC and arose in the ordinary course of business prior to the February 1, 2010 acquisition. Refer to Note 2 for details on the recent acquisition, which essentially eliminated management and advertising fees revenue. Management does not believe any allowances for doubtful accounts are necessary at September 26, 2010 or December 27, 2009.

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
The Company records the net increase or decrease in Bagger Dave’s gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record for the nine months ended September 26, 2010 and for the nine months ended September 30, 2009, respectively.
The liability is included in accrued liabilities in the interim consolidated balance sheets. As of September 26, 2010, the Company’s gift card liability was approximately $5,134 compared to approximately $30,067 at December 27, 2009.
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
Prepaid, Intangible, and Other Assets
Prepaid assets consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium. Amortizable intangible assets consist principally of franchise fees, trademarks, and loan fees and are deferred and amortized to operating expense on a straight-line basis over the term of the related underlying agreements based on the following:

Franchise fees	10 to 20 years
Trademarks	15 years
Loan fees	2 to 7 years (loan term)
Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management annually reviews these assets to determine whether carrying values have been impaired. During the period ended September 26, 2010, no impairments relating to intangible assets with finite or infinite lives were recognized.
Property and Equipment
Property and equipment are stated at cost. Major improvements and renewals are capitalized, while ordinary maintenance and repairs are expensed. Management annually reviews these assets to determine whether carrying values have been impaired.

The Company capitalizes, as restaurant construction in progress, costs incurred in connection with the design, build out, and furnishing of its owned restaurants. Such costs consist principally of leasehold improvements, directly related costs such as architectural and design fees, construction period interest (when applicable), and equipment, furniture and fixtures not yet placed in service.
Depreciation and Amortization
Depreciation on building, equipment, and furniture and fixtures is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to 39 years. Restaurant leasehold improvements are amortized over the shorter of the lease term or the useful life of the related improvement. Land is not depreciated. Restaurant construction in progress is not amortized or depreciated until the related assets are placed into service.
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was $467,764 for the three months ended September 26, 2010 and $534,933 for the three months ended September 30, 2009. Advertising expense was $1,514,239 for the nine months ended September 26, 2010 and $1,514,789 for the nine months ended September 30, 2009.
Pre-opening Costs
Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. These costs are expensed as incurred. Pre-opening costs for the three months ended September 26, 2010 were $96,788 and $11,999 for the three months ended September 30, 2009. For the nine months ended September 26, 2010, pre-opening costs were $313,987 and $145,076 for the nine months ended September 30, 2009.
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
Concentration Risks
Approximately 80% and 79% of the Company’s revenues during the nine months ended September 26, 2010 and the nine months ended September 30, 2009, respectively, are generated from food and beverage sales from restaurants located in Michigan.
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
On May 5, 2010, the Company entered into a $15 million dollar debt facility with RBS Citizens Bank, N.A. (“RBS”), as further described in Notes 2 and 6, in which $6 million is in the form of a development line of credit (of which $1.4 million was subsequently termed out and affixed to a fixed-rate swap arrangement) and $9 million is a senior secured term loan with a fixed-rate swap arrangement. In conjunction with the new debt facility, the existing swap agreements were terminated, resulting in a notional principal amount reduction of $214,074 and a termination fee of $19,176. The termination fee was recorded as interest expense for the three- and nine-month period ended September 26, 2010.
The new interest rate swap agreements qualify for hedge accounting. As such, the Company has elected to account for the hedged instrument as cash flow hedges. Under the cash flow hedge method, the effective portion of the derivative is marked to fair value, based on third-party valuation models, as a component of accumulated other comprehensive income (loss). The interest rate swap liabilities at December 27, 2009 were not elected to be treated as cash flow hedges and, accordingly, fair value hedge accounting was used.
The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. The notional value of interest rate swap agreements in place at September 26, 2010 and December 27, 2009 was approximately $10,081,000 and $3,013,000, respectively.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The additional disclosure requirements did not have any financial impact on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements” to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with this guidance, the date will no longer be disclosed.

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
2. SIGNIFICANT BUSINESS TRANSACTIONS
Acquisition of Nine Affiliated BWW Restaurants
On February 1, 2010, the Company, through its WINGS subsidiary, acquired nine affiliated BWW restaurants it previously used to manage (“Affiliates Acquisition”). Under the terms of the agreements (“Purchase Agreements”), the purchase price for each of the affiliated restaurants was determined by multiplying each restaurant’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the previous three (3) fiscal years (2007, 2008, and 2009) by two, and subtracting the long-term debt of the respective restaurant. Two of the affiliated restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those restaurants was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The Affiliates Acquisition was approved by resolution of the disinterested directors of the Company, who determined that the acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company paid the purchase price for each of the affiliated restaurants to each selling shareholder by issuing an unsecured promissory note for the pro-rata value of the equity interest in the affiliated restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
In accordance with FASB ASC 805-50, Business Combinations: Transactions Between Entities Under Common Control, the Company accounted for the Affiliates Acquisition, a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009). Further, prior years amounts also have been retrospectively adjusted to furnish comparative information while the entities were under common control. Because the Affiliates Acquisition was amongst related parties, goodwill could not be recognized. Alternatively, the goodwill associated with the Affiliates Acquisition was recognized as a decrease in stockholders’ equity.
Execution of $15 Million Comprehensive Debt Facility
On May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a credit facility (the “Credit Facility”) with RBS Citizens, N.A. (“RBS”), a national banking association. The Credit Facility consists of a $6 million development line of credit (“DLOC”) and a $9 million senior secured term loan (“Senior Secured Term Loan”). The Credit Facility is secured by a senior lien on all Company assets.

The Company plans to use the DLOC to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at 4% over LIBOR as adjusted monthly. During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 4% over LIBOR as adjusted monthly, with principal and interest amortized over the life of the loan and with a maturity date of May 5, 2017. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by November 5, 2011, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly. On September 24, 2010, the Company converted $1,424,000 into a term loan through a fixed-rate swap arrangement. The termination date is May 5, 2017 and bears interest at a fixed rate of 5.91%. Principal and interest payments are amortized over the life of the loan, with monthly payments of approximately $21,000.
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
Purchase of Building in Brandon, Florida
On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of WINGS, completed the purchase of its previously-leased BWW location at 2055 Badlands Drive, Brandon, FL 33511 (the “Brandon Property”) pursuant to the terms of a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) dated March 25, 2010, between MCA Brandon Enterprises, Inc. and Florida Wings Group, LLC. The Brandon Property includes 2.01 useable acres of land, and is improved by a free-standing, 6,600 square foot BWW restaurant built in 2004. On April 28, 2010, the land and building appraised at $2.6 million. The Company has operated a BWW restaurant at the Brandon Property since June 2004. The total purchase price of the Brandon Property was $2,573,062, exclusive of additional fees, taxes, due diligence, and closing costs. The purchase price was paid through a combination of commercial financing, seller financing, and working capital. MCA Brandon Enterprises, Inc. entered into a Real Estate Loan Agreement (the “Real Estate Loan Agreement”) with Bank of America, a 504 Loan Agreement (the “504 Loan Agreement”) with the U.S. Small Business Administration, and a Promissory Note (“Promissory Note”) with Florida Wings Group, LLC.
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
The 504 Loan Agreement provides for a loan in the total principal amount of $927,000, has a 20-year maturity, and requires interest-only payments until maturity. The outstanding amounts borrowed under the 504 Loan Agreement bear interest at a rate of 3.58%. The 504 Loan Agreement is secured by a junior mortgage on the Brandon Property.
The Promissory Note is in the principal amount of $245,754, matures on August 1, 2013, is amortized over 15 years, and requires monthly principal and interest installments of $2,209 with the balance due at maturity. The outstanding amounts borrowed under the Promissory Note bear interest at 7% per annum. The Promissory Note is unsecured.

The remainder of the purchase price for the Brandon Property was financed using the Company’s working capital.
3. PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following assets:

	September 26	December 27
	2010	2009
Land	$385,959	$—
Building	2,255,246	—
Equipment	7,752,192	6,710,092
Furniture and fixtures	2,051,927	1,833,347
Leasehold improvements	13,334,481	11,585,978
Restaurant construction in progress	652,909	126,804

Total	26,432,714	20,256,221
Less accumulated depreciation	(10,203,151)	(8,600,708)

Property and equipment, net	$16,229,563	$11,655,513

4. INTANGIBLES
Intangible assets are comprised of the following:

	September 26	December 27
	2010	2009
Amortized Intangibles:
Franchise fees	$373,750	$358,750
Trademark	7,475	2,500
Loan fees	155,100	66,565

Total	536,325	427,815
Less accumulated amortization	(104,813)	(122,064)

Amortized Intangibles, net	431,512	305,751

Unamortized Intangibles:
Liquor licenses	546,837	446,028

Total Intangibles, net	$978,349	$751,779

Amortization expense for the nine months ended September 26, 2010 and September 30, 2009 was $27,078 and $48,235, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2010, 2011, 2012, 2013, and 2014 is projected to total approximately $47,500 per year.
5. RELATED PARTY TRANSACTIONS
The Affiliates Acquisition (see Note 2) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended September 26, 2010 and the three months ended September 30, 2009 were $45,905 and $40,791, respectively. Fees paid during the nine months ended September 26, 2010 and the nine months ended September 30, 2009 were $155,499 and $132,587, respectively.

The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees and there are no assets held either as collateral or by third parties that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”. An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of September 26, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was $2,016,795 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2017. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company, and the related entities for which it has provided the guarantees, operates under common ownership and management control and, in accordance with FASB ASC 460 (“ASC 460”), Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At September 26, 2010, payments on the debt obligation were current.
Long-term debt (Note 6) contains two promissory notes in the amount of $100,000 each, along with accrued interest, due to two of the Company’s stockholders. The notes commenced in January 2009, bear interest at a rate of 3.2% per annum, and are being repaid in monthly installments of approximately $4,444 each over a two-year period.
Current debt (Note 6) also includes a promissory note to a DRH stockholder in the amount of $250,000. The note is a demand note that does not require principal or interest payments. Interest is accrued at 8% per annum and is compounded quarterly. The Company has 180 days from the date of demand to pay the principal and accrued interest.
See Note 9 for related party operating lease transactions.
6. LONG-TERM DEBT
Long-term debt consists of the following obligations:

	September 26	December 27
	2010	2009
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $120,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%.	$8,656,879	—

Note payable to a bank secured by a senior mortgage on the Brandon Property, corporate guaranties, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,145,737	—

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,100 until maturity. Interest is charged at a rate of 3.58% per annum.	923,435	—

	September 26	December 27
	2010	2009
DLOC to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 4% over the 30-day LIBOR (the rate at September 26, 2010 was approximately 4.26%). In November 2011, the DLOC will convert into a term loan bearing interest at 4% over the 30-day LIBOR and will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	305,947	—

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $22,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%.	1,424,000

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum.	244,199	—

Note payable to a bank secured by the property and equipment of Bearcat Enterprises, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $4,600 including annual interest charged at a variable rate of 3.70% above the 30-day LIBOR rate. The rate at September 26, 2010 was approximately 3.96%. The note matures in September 2014.	0	72,975

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	13,304	17,167

Various notes payable to a bank or leasing company secured by property and equipment as well as corporate and personal guarantees of DRH; the Company’s subsidiaries; certain stockholders; and/or various related parties. The various agreements called for either monthly interest only, principal, and/or interest payments in the aggregate amount of $117,169. Interest charges ranged from LIBOR plus 2% to a fixed rate of 9.15% per annum. The various notes were scheduled to mature between February 2011 and December 2015. These various notes were paid off upon the execution of the May 5, 2010 Credit Facility.
	—	7,821,912

Obligations under capital leases (Note 10)	—	693,196

Notes payable — related parties (Note 5)	3,205,832	354,848

Total long-term debt	15,919,333	8,960,098

Less current portion	(1,256,097)	(2,193,057)

Long-term debt, net of current portion	$14,663,236	$6,767,041

Scheduled principal maturities of long-term debt for each of the five years succeeding December 27, 2009, and thereafter, are summarized as follows:

Year	Amount
2010	$1,256,097
2011	1,608,262
2012	1,810,478
2013	2,130,654
2014	2,040,548
Thereafter	7,073,294

Total	$15,919,333

Interest expense was $243,854 and $198,699 (including related party interest expense of $50,729 for the three months ended September 26, 2010 and $20,189 for the three months ended September 30, 2009; refer to Note 5) for the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively. Interest expense was $931,730 and $578,654 (including related party interest expense of $114,102 for the nine months ended September 26, 2010 and $60,660 for the nine months ended September 30, 2009; refer to Note 5) for the nine months ended September 26, 2010 and the nine months ended September 30, 2009, respectively.
The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of September 26, 2010.
7. CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)
On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At September 26, 2010, these options are fully vested and can be exercised at a price of $2.50 per share.
On July 31, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. Once vested, the options can be exercised at a price of $2.50 per share.
Stock option expense of $5,253 and $8,077, as determined using the Black-Scholes model, was recognized during the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of September 26, 2010. The fair value of unvested shares, as determined using the Black-Scholes model, is $42,676 as of September 26, 2010. The fair value of the unvested shares will be amortized ratably over the remaining vesting term. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 718, Compensation-Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share. Consequently, at September 26, 2010, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.
On November 30, 2006, pursuant to a private placement, DRH issued warrants to purchase 800,000 common shares at a purchase price of $1 per share. These warrants vested over a three-year period from the issuance date and expired on November 30, 2009. The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in FASB ASC 505-50, Equity Based Payments to Non-Employees. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future. An extension of time to exercise warrants until December 31, 2009 was approved by resolution of the disinterested directors of the Company. As of September 26, 2010, all 800,000 warrants were exercised at the option price of $1 per share.
The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of September 26, 2010. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to issuance of any series of preferred stock.
8. INCOME TAXES
The benefit (provision) for income taxes consists of the following components for the three and nine months ended September 26, 2010 and the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 26	September 30	September 26	September 30
	2010	2009	2010	2009
Federal
Current	$—	$—	$—	$—
Deferred	(69,280)	(73,816)	121,327	(178,943)

State
Current	(36,502)	(69,772)	(123,105)	(216,350)
Deferred	(25,337)	(61,208)	(7,454)	(24,510)

	(61,839)		(130,559)

Income Tax Provision	$(131,119)	$(204,796)	$(9,232)	$(419,803)

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	September 26	December 27
	2010	2009

Income tax provision at federal statutory rate	$(78,957)	$(207,455)
State income tax provision	(130,559)	(57,585)
Permanent differences	9,535	(32,111)
Tax credits	105,000	93,500
Other	85,749	(48,413)

Income tax provision	$(9,232)	$(252,064)

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

	September 26	December 27
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$830,660	$954,370
Deferred rent expense	94,862	78,998
Start-up costs	244,294	104,327
Tax credit carry forwards	297,544	164,366
Swap loss recognized for book	—	56,970
Other — including state deferred tax assets	154,776	193,781

Total deferred assets	1,622,136	1,552,812

Deferred tax liabilities:
Other — including state deferred tax liabilities	7,910	146,325
Tax depreciation in excess of book	1,163,692	1,159,733

Total deferred tax liabilities:	1,171,602	1,306,058

Net deferred income tax assets	$450,534	$246,754

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.
The Company expects to use net operating loss and general business tax credit carry-forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants, which were previously managed by DRH. Net operating loss carry forwards of $2,443,119 will expire in 2028. General business tax credits of $105,000, $86,678, $59,722 and $46,144 will expire in 2030, 2029, 2028 and 2027, respectively.
On January 1, 2007, the Company adopted the provisions of FASB ASC 740 (“ASC 740”), Income Taxes, regarding the accounting for uncertainty in income taxes. There was no impact on the Company’s consolidated financial statements upon adoption.
The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of September 26, 2010.
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
The Company previously leased its office facilities under a lease that required monthly payments of $3,835; this lease expired on April 30, 2010. The Company relocated its general offices, effective March 1, 2010, signed a new four-year lease for 5,340 sq. ft. of office space that commenced in March 2010, requires monthly payments of $4,400, expires in May 2014, and contains two two-year options to extend.
The Company renegotiated its lease for AMC Northport, Inc. Effective March 1, 2009, the monthly base rent is approximately $6,129, reduced from approximately $12,267, through February 2011. For consideration of the above rent modification, DRH agreed to guarantee the rent for a period of five years beginning March 1, 2009. The lease contains two five-year options to extend.

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
AMC Marquette, Inc. signed a 15-year lease that commenced in June 2010, requires monthly payments of approximately $8,700, expires in 2025, and contains three five-year options to extend.

AMC Chesterfield, Inc. signed a 10-year lease that commenced in August 2010, requires monthly payments of approximately $8,300, expires in 2020, and contains three five-year options to extend.
Total rent expense was $765,289 and $741,744 for the three months ended September 26, 2010 and September 30, 2009, respectively (of which $92,899 and $96,669 for the three months ended September 26, 2010 and September 30, 2009, respectively, were paid to a related party). Rent expense was $2,165,555 and $2,187,465 for the nine months ended September 26, 2010 and September 30, 2009, respectively (of which $252,864 and $276,474 for the nine months ended September 26, 2010 and September 30, 2009, respectively, were paid to a related party).
Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 26, 2010 are summarized as follows:

Year	Amount

2010	$2,664,473
2011	2,563,968
2012	2,646,047
2013	2,711,991
2014	2,583,552
Thereafter	8,791,561

Total	$21,961,592

10. CAPITAL LEASES
Starting January 2009 through February 2010, the Company entered into agreements to sell and immediately lease back various equipment and furniture at its Flint BWW, Port Huron BWW, and Novi Bagger Dave’s locations, respectively. These leases required between 36 and 48 monthly payments of approximately $29,787 combined, including applicable taxes, with options to purchase the assets under lease for a range of $1 to $100 at the conclusion of the lease. These transactions, prior to the Credit Facility, were reflected in the interim consolidated financial statements as capital leases with a combined asset values recorded at their combined purchase price of $1,108,780 and depreciated as purchased furniture and equipment, and the lease obligations included in long-term debt at its present value. As a result of the Senior Secured Term Loan of the Credit Facility, these lease obligations were paid in full, along with applicable prepayment penalties, and are properly reflected in the interim consolidated financial statements as a component of the Senior Secured Term Loan of the Credit Facility.
11. COMMITMENTS AND CONTINGENCIES
Prior to the Affiliates Acquisition on February 1, 2010, the Company had management service agreements in place with nine BWW restaurants located in Michigan and Florida. These management service agreements contained options that allowed WINGS to purchase each restaurant for a price equal to a factor of twice the average EBITDA of the restaurant for the previous three fiscal years (2007, 2008, and 2009) less long-term debt. These options were exercised on February 1, 2010, six months prior to the expiration of the options and in line with the Company’s strategic plan. Refer to Note 2 for further details.
The Company assumed, from a related entity, an “Area Development Agreement” with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated “development territory”, as defined by the agreement, by October 1, 2016. On December 12, 2008, this agreement was amended adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. As of September 26, 2010, of the 38 restaurants required to be opened, 18 of these restaurants had been opened for business.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $533,833 and $453,986 in royalty expense for the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively. The Company incurred $1,528,560 and $1,497,895 in royalty expense for the nine months ended September 26, 2010 and the nine months ended September 30, 2009, respectively. Advertising fund contribution expenses were $328,574 and $304,805 for the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively. Advertising fund contribution expenses were $941,194 and $924,198 for the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively.
The Company is required by its various BWWI franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWWI has approved. The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurants’ needs.
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
12. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $243,854 and $198,699 during the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively. Cash paid for interest was $931,730 and $578,654 during the nine months ended September 26, 2010 and the nine months ended September 30, 2009, respectively.
Cash paid for income taxes was $36,502 and $0 during the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively. Cash paid for income taxes was $146,937 and $0 during the nine months ended September 26, 2010 and the nine months ended September 30, 2009, respectively.
Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Capital expenditures of $250,000 were funded by capital lease borrowing during the nine months ended September 26, 2010.
Promissory notes of $3,134,790 were issued to fund the February 1, 2010 Affiliates Acquisition.
The Brandon Property transaction resulted in $2,322,800 of notes payable.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 26, 2010 and December 27, 2009, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short-term debt approximate its carrying value, due to its short-term nature. Also, the fair value of notes payable — related party approximates the carrying value due to its short-term maturities. As of September 26, 2010, our total debt, less related party debt, was approximately $12.7 million and had a fair value of approximately $8.6 million. As of December 27, 2009, our total debt, less related party debt, was approximately $5.6 million and had a fair value of approximately $5.7 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
There was no impact for adoption of FASB ASC 820 (“ASC 820”), Fair Value Measurements and Disclosures, to the consolidated financial statements as of September 26, 2010. ASC 820 requires fair value measurement to be classified and disclosed in one of the following three categories:
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
Interest rate swaps held by the Company for risk management purposes are not actively traded. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. The interest rate swaps discussed in Notes 1 and 6 fall into the Level 2 category under the guidance of ASC 820. The fair market value of the interest rate swaps as of September 26, 2010 was a liability of $560,188, which is recorded in other liabilities on the consolidated balance sheet. The fair value of the interest rate swaps at December 27, 2009 was a liability of $213,604. Unrealized loss associated with interest rate swap positions in existence at September 26, 2010, which are reflected in the statement of stockholders’ (deficit) equity, totaled $582,628 for the nine months ended September 26, 2010 and are included in accumulated other comprehensive (loss) income.
14. SUBSEQUENT EVENTS
The Company opened its 19th BWW restaurant in Ft. Myers, Florida on Sunday, November 7, 2010.
The Company evaluated subsequent events for potential recognition and/or disclosure through the date of the issuance of these interim consolidated financial statements.
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

OVERVIEW
Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® (“BWW”) franchisee that is rapidly expanding through organic growth and acquisitions. It operates 18 BWW restaurants; 13 in Michigan and five in Florida. A location in Ft. Myers, Florida, is scheduled to open on November 7, 2010. Locations in Traverse City, Michigan and Lakeland, Florida are scheduled to open in early 2011. DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008. As of September 26, 2010, the Company owned and operated three Bagger Dave’s® restaurants in Southeast Michigan with the most recent store opening in February 2010. A location in Brighton, Michigan is scheduled to open in February 2011. We also have Franchise Disclosure Documents approved and filed in Michigan, Indiana, Illinois, and Ohio for our Bagger Dave’s concept.
ACQUISITION OF NINE AFFILIATED BWW RESTAURANTS
On February 1, 2010, the Company, through its AMC Wings, Inc. subsidiary, acquired nine affiliated BWW restaurants it previously managed (“Affiliates Acquisition”). The Affiliates Acquisition was valued at $3,134,790. The acquisition of these restaurants was financed through six-year promissory notes that mature on February 1, 2016 and bear interest at 6% per year (payable on a quarterly basis). The stores range in age from four to 10 years. In 2009, these restaurants generated $24.4 million in revenue and we received management and advertising fee revenue of $1.7 million. The acquisition of the affiliated BWW locations allows us to fully realize the economic benefits associated with these nine BWW stores in 2010 and beyond.
The Company accounted for the Affiliates Acquisition, a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009). Further, prior year amounts also have been retrospectively adjusted to furnish comparative information while the entities were under common control. The impact of the acquisition to our interim financial statements is reflected in the consolidated interim balance sheets, statements of operations, statements of comprehensive (loss) income, statements of stockholders’ (deficit) equity, statements of cash flows, and notes to the interim consolidated financial statements. Refer to Note 2 in the notes to interim consolidated financial statements for further details.
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

RESULTS OF OPERATIONS
For the three months ended September 26, 2010 and for the nine months ended September 26, 2010, revenue was generated from the operations of 18 BWW and three Bagger Dave’s restaurants. For the three months ended September 30, 2009 and the nine months ended September 30, 2009, revenue was generated from the operations of 16 BWW and two Bagger Dave’s restaurants.
REVENUE

	Three Months Ended		Change
	September 26, 2010	September 30, 2009	$	%
Revenue
Food and beverage sales	$11,423,726	$10,477,157	$946,569	9.0%

Total revenue	$11,423,726	$10,477,157	$946,569	9.0%

Total revenue increased from 10.5 million to $11.4 million for a total growth of $947 thousand, or 9.0%. The increase in food and beverage sales is primarily due to the fact that two additional BWW and 1 additional Bagger Dave’s restaurants were open in 2010 when compared to 2009.

	Nine Months Ended		Change
	September 26, 2010	September 30, 2009	$	%
Revenue
Food and beverage sales	$32,823,425	$31,310,192	$1,513,233	4.8%

Total revenue	$32,823,425	$31,310,192	$1,513,233	4.8%

Total revenue increased from 31.3 million to $32.8 million for a total growth of $1.5 million, or 4.8%. The increase in food and beverage sales is primarily due to the fact that two additional BWW and 1 additional Bagger Dave’s restaurants were open in 2010 when compared to 2009.
OPERATING EXPENSES

	Three Months Ended		Change		% Total Revenue
	September 26, 2010	September 30, 2009	$	%	2010	2009
Operating expenses
Compensation costs	$3,346,237	$2,890,306	$455,931	15.8%	29.3%	27.6%
Food and beverage costs	3,310,374	3,253,647	56,727	1.7	29.0	31.1
General and administrative	2,670,428	2,322,537	347,891	15.0	23.4	22.2
Pre-opening	66,129	131,277	(65,148)	(49.6)	0.6	1.3
Occupancy	765,289	741,744	23,545	3.2	6.7	7.1
Depreciation and amortization	696,161	567,099	129,062	22.8	6.1	5.4

Total operating expenses	$10,854,618	$9,90,6610	$948,008	9.6%	95.0%	94.6%

When comparing the three months ended September 26, 2010 to the three months ended September 30, 2009, total operating expenses increased by $948 thousand as a direct result of the additional locations opened during 2010. Further explanations for fluctuations in the percentage of total revenue are detailed below.
Compensation costs increased 15.8% primarily due to the addition of staff needed for the additional restaurants that opened in 2010. As a percentage of revenue, compensation costs increased from 27.6% to 29.3% for the three months ended September 26, 2010 and September 30, 2009, respectively. This increase as a percentage of revenue is attributed to labor inefficiencies associated with new store openings.
Food and beverage costs increased 1.7% for the three months ended September 26, 2010 when compared with the three months ended September 30, 2009. As a percentage of revenue, food and beverage costs decreased from 31.1% for the three months ended September 30, 2009 to 29.0% for the three months ended September 26, 2010. The decrease in our food and beverage cost as a percentage of revenue is primarily a result of the decrease in fresh, bone-in chicken wing prices.
General and administrative costs increased by 15.0% for the three months ended September 26, 2010 when compared with the three months ended September 30, 2009. As a percentage of revenue, general and administrative costs increased from 22.2% for the three months ended September 30, 2009 to 23.4% for the three months ended September 26, 2010, primarily due to an increase in overall advertising, higher repair and maintenance charges (as a result of the acquisition of more mature restaurants that came with original restaurant equipment that was of an older age), and loan termination fees (a result of the new Credit Facility). These increases were offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs decreased by 49.6% for the three months ended September 26, 2010 when compared with the three months ended September 30, 2009 due to fewer restaurants undergoing a construction phase during the current three-month period. As a percentage of revenue, pre-opening costs decreased from 1.3% for the three months ended September 30, 2009 to 0.6% for the three months ended September 26, 2010 for the same reason.
Occupancy costs increased 3.2% for the three months ended September 26, 2010 when compared with the three months ended September 30, 2009 primarily due to the additional rents assumed with the new restaurant locations. As a percentage of revenue, occupancy costs for the three months ended September 30, 2009 were 7.1% compared with occupancy costs of 6.7% for the three months ended September 26, 2010, primarily due to negotiated rent reductions in locations where such opportunities existed.
Depreciation and amortization costs increased by more than 22% for the three months ended September 26, 2010 when compared with the three months ended September 30, 2009. As a percentage of revenue, depreciation and amortization costs increased from 5.4% to 6.1% for the three months ended September 30, 2009 and September 26, 2010, respectively. This was a result of depreciable equipment being put into service for a total of three new restaurants in 2010.

	Nine Months Ended		Change		% Total Revenue
	September 26, 2010	September 30, 2009	$	%	2010	2009
Operating expenses
Compensation costs	$9,780,263	$8,655,533	$1,124,730	13.0%	29.8%	27.6%
Food and beverage costs	9,785,584	9,813,943	(28,359)	(0.3)	29.8	31.3
General and administrative	7,707,679	7,281,370	426,309	5.9	23.5	23.3
Pre-opening	283,308	133,078	150,230	112.9	0.9	0.4
Occupancy	2,165,555	2,187,465	(21,910)	(1.0)	6.6	7.0
Depreciation and amortization	1,941,765	1,594,297	347,468	21.8	5.9	5.1

Total operating expenses	$31,664,154	$29,665,686	$1,998,468	6.7%	96.5%	94.7%

When comparing the nine months ended September 26, 2010 to the nine months ended September 30, 2009, total operating expenses increased by almost $2.0 million as a direct result of the additional locations opened during 2010. Further explanations for fluctuations in the percentage of total revenue are detailed below.
Compensation costs increased 13.0% due to the addition of staff needed for the additional restaurants that opened in 2010. As a percentage of revenue, compensation costs increased from 27.6% to 29.8% for the nine months ended September 26, 2010 and September 30, 2009, respectively. This increase as a percentage of revenue is attributed to labor inefficiencies associated with new store openings.
Food and beverage costs decreased 0.3% for the nine months ended September 26, 2010 when compared with the nine months ended September 30, 2009. As a percentage of revenue, food and beverage costs for the nine months ended September 26, 2010 decreased to 29.8% compared with 31.3% for the nine months ended September 30, 2009, primarily due to a decrease in fresh, bone-in chicken wing prices.
General and administrative costs increased by 5.9% for the nine months ended September 26, 2010 when compared with the nine months ended September 30, 2009. As a percentage of revenue, general and administrative costs remained relatively stable, increasing from 23.3% for the nine months ended September 30, 2009 to 23.5% for the nine months ended September 26, 2010. This is despite an increase in overall advertising, higher repair and maintenance charges (as a result of the acquisition of more mature restaurants that came with original restaurant equipment that was of an older age), and loan termination fees (a result of the new Credit Facility). These increases were offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs increased by 112.9% for the nine months ended September 26, 2010 when compared with the nine months ended September 30, 2009 due to three restaurants undergoing a construction phase during the current nine-month period versus one restaurant undergoing a construction phase during the same period of the prior 2009 year. As a percentage of revenue, pre-opening costs increased from 0.4% to 0.9% when comparing the nine months ended September 30, 2009 to September 26, 2010 as a result of two new restaurants opening for business during the third quarter of the 2010 year (as opposed to one new restaurant opening during the second quarter of the 2009 year).
Occupancy costs decreased 1.0% for the nine months ended September 26, 2010 when compared with the nine months ended September 30, 2009. As a percentage of revenue, occupancy costs for the nine months ended September 26, 2010 were 6.6% compared with occupancy costs of 7.0% for the nine months ended September 30, 2009. The decrease is primarily attributed to the reversal of accrued rent which primarily resulted from the Brandon, Florida real estate transaction and negotiated rent reductions in locations where such opportunities existed.
Depreciation and amortization costs increased by 21.8% for the nine months ended September 26, 2010 when compared with the nine months ended September 30, 2009. As a percentage of revenue, depreciation and amortization costs increased to 5.9% from 5.1% for the nine months ended September 26, 2010 and September 30, 2009, respectively. This was a result of depreciable equipment being put into service at a total of three new restaurants in 2010.

INTEREST AND TAXES
Cash paid for interest was $243,854 and $198,699 during the three months ended September 26, 2010 and the three months ended September 30, 2009, respectively. Cash paid for interest was $931,730 and $578,654 during the nine months ended September 26, 2010 and the nine months ended September 30, 2009, respectively. For the current-year period, the increase was primarily due to the one-time charge of $301,430 in the second quarter of 2010 related to pre-payment penalties on refinanced debt (see Note 2 for further details)
For the three months and nine months ended September 26, 2010, we booked an income tax provision of $131,119 and $9,232, respectively, compared to the three months and nine months ended September 30, 2009, when income tax provisions of $204,796 and $419,803, respectively, were recorded. The 2010 quarterly tax provisions resulted principally as a result of the Affiliates Acquisition; refer to Note 2 for further details.
LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS
Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of future BWW restaurants and up to 50% of future Bagger Dave’s restaurants with our $6.0 million development line of credit. All remaining capital requirements will be from operational cash flow. The $9.0 million refinance of existing debt in May of 2010 will free up approximately $1.0 million in cash flow for the first 12 months of this Credit Facility due to a lower fixed interest rate and the re-amortization of principal and interest (see Note 2 and our 8-K filing of May 10, 2010 for further details on our Credit Facility).
Cash flow from operations for the nine months ended September 26, 2010 is $2,905,741 compared with $2,875,124 for the nine months ended September 30, 2009.
Total capital expenditures for the year are expected to be approximately $7.5 million, of which approximately $4.5 million is for new restaurant construction, $2.5 million is for real estate (see Note 2 for further details), and $0.5 million is for existing store renovations, which includes upgrades to audio/visual equipment.
Opening new restaurants is the Company’s primary use of capital and is critical to its growth. New construction for 2010 includes:
•	Novi, Michigan — Bagger Dave’s — opened February 22, 2010
•	Marquette, Michigan — BWW — opened June 6, 2010
•	Chesterfield, Michigan — BWW — opened August 22, 2010
•	Ft. Myers, Florida — BWW — opened November 7, 2010
•	Brighton, Michigan — Bagger Dave’s — construction began in early November 2010 with an anticipated opening date in February 2011
•	Lakeland, Florida — BWW — construction began in early November 2010 with an anticipated opening date in February 2011
•	Traverse City, Michigan — BWW — construction is scheduled to begin in November 2010 with an anticipated opening date in February 2011

Although investments in new stores are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing stores is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing stores, upgrades range from $50 thousand on the interior to $500 thousand for a full remodel of the restaurant. Stores are typically upgraded after approximately five years of operation and fully remodeled after approximately 10 years of operation.
Mandatory Upgrades:
•
Per a Franchise Agreement dated July 29, 2010 by and between BWWI and Anker, Inc., a wholly-owned subsidiary of the Company, we’re obligated to complete a full remodel of our Fenton, Michigan location by August 31, 2011. Estimated cost of this remodel will be between $350 thousand and $450 thousand dollars, which we plan to commence in July 2011. This remodel will be funded by cash from operations.

Discretionary Upgrades:
Although not obligated to do so, the Company has invested capital to upgrade two locations in 2010. We do not anticipate any other significant capital improvement outlays for the remainder of the year.
•
Sterling Heights, Michigan — BWW — in June 2010, we completed a remodel of this location funded by cash from operations in the amount of $97 thousand dollars. This remodel was discretionary and consisted primarily of audio/video equipment upgrades and a freshening up of the interior to enhance the guest experience.

•
Ferndale, Michigan — BWW — in September 2010, we completed a remodel of this location funded by cash from operations in the amount of $250 thousand dollars. This remodel was discretionary but strategic due to increased market competition and higher expectations of our guests. It included audio/video equipment upgrades and significant interior architectural changes.

In 2011, the Company anticipates investing additional capital to upgrade up to five existing locations, all of which will be funded by cash from operations. Timing and amounts will vary but we expect these upgrades to each range from $65-100 thousand dollars. These improvements will primarily consist of audio/video equipment upgrades and outdoor patio upgrades.
Our new Credit Facility has debt covenants that have to be met on a quarterly basis. As of September 26, 2010, we are in compliance with all of them.
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
The Amended Agreement includes the right to develop an additional nine BWW Restaurants, which increases the total number of BWW Restaurants we have a right to develop to 32. We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of September 26, 2010, 12 of these restaurants had been opened for business under the Amended Agreement and 20 remain. Another six restaurants were opened prior to the Area Development Agreement which, assuming that we are successful at fulfilling our Amended Agreement, will bring DRH’s total BWW restaurant count to 38 by November 1, 2017.

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
FASB Codification Discussion
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. One standard that applies to our business is FASB Statement No. 13, Accounting for Leases. That standard, originally issued in 1976, has been interpreted and amended many times over the years.
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
We perform an asset impairment analysis, on an annual basis, of property and equipment related to our restaurant locations. We also perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Our analysis indicated that we did not need to record any impairment charges during the three months ended September 26, 2010 and the nine months ended September 26, 2010. As such, none were recorded. If these assumptions or circumstances change in the future, we may be required to record impairment charges for these assets.

Deferred Tax Assets
The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carry forwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At September 26, 2010, we had no valuation allowance, as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is principally based upon the Company’s option to purchase the nine affiliated restaurants it previously managed, which happened on February 1, 2010. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that the remaining recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Not Applicable.
Item 4. Controls and Procedures
As of September 26, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 26, 2010.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 31, 2010, the Company entered into a stock option agreement (“Stock Option Agreement”) with each of its directors as compensation for their services as directors, including T. Michael Ansley, who serves as the Company’s President and Chief Executive Officer, and David G. Burke, who serves as the Company’s Chief Financial Officer and Treasurer. The Stock Option Agreements granted each of the directors, including Mr. Ansley and Mr. Burke, the option to purchase 30,000 shares of common stock exercisable at $2.50 per share. The options expire on July 31, 2016. The options and the underlying shares of common stock are restricted securities. The options vest for each of the directors according to the schedule set forth below, subject to continued service as a director:

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits:

3.1
Certificate of Incorporation (filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

3.2	By-Laws (filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

10.1	Buffalo Wild Wings Franchise Agreement dated July 29, 2010 by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company.

10.2	Renewal Addendum to Buffalo Wild Wings Franchise Agreement dated July 29, 2010, by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company.

10.3
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company).

10.4
Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc.

10.5	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007.

10.6	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007.

10.7
Commercial Security Agreement dated June 30, 2008, between Ann Arbor Burgers, Inc., a wholly-owned subsidiary of the Company, and Home City Federal Savings Bank of Springfield. (Note: This exhibit is filed to replace Exhibit 10.1 to our Form 8-K filed July 7, 2008, which contained technical errors that rendered certain portions of the exhibit illegible.)

10.8
Promissory Note dated June 30, 2008 between Ann Arbor Burgers, Inc., a wholly-owned subsidiary of the Company, and Home City Federal Savings Bank of Springfield. (Note: This exhibit is filed to replace Exhibit 10.2 to our Form 8-K filed July 7, 2008, which contained technical errors that rendered certain portions of the exhibit illegible.)

10.9
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Traverse City, Inc., a wholly-owned subsidiary of the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010, and incorporated herein by this reference).

10.10
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Lakeland, Inc., a wholly-owned subsidiary of the Company (filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010, and incorporated herein by this reference).

10.11
Form of Stock Option Agreement (filed as a exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010, and incorporated herein by this reference).

10.12	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 10, 2010	DIVERSIFIED RESTAURANT HOLDINGS, INC.
	By:	/s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer (Principal Financial Officer)