Form 10-Q/A
period 2010-03-28
Diversified Restaurant Holdings, Inc.
filed 2010-12-10
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,876,000 shares of $.0001 par value common stock outstanding as of December 8, 2010.
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

EXPLANATORY NOTE
Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to correct certain misstatements made in the Company’s financial statements included in Part I, Item 1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2010 (“Original Quarterly Financial Statements”), which were filed with the Securities and Exchange Commission (“SEC”) on May 12, 2010 (the “Original Filing”). The misstatements and corrections thereto are described in Note 15 to the unaudited consolidated financial statements. The Company has also amended its Management’s Discussion and Analysis contained in Part I, Item 2 to reflect the changes to the Company’s Financial Statements that have been amended by this Amendment No 1. The Company has also amended its Part I, Item 4 disclosures regarding controls and procedures and included updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32 to this Amendment No. 1, as required by Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.
Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. However, for the convenience of the reader, this Amendment No. 1 includes those unaltered items from the Original Filing in their entirety. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing other than as described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28	December 27
	2010	2009 (a)
	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$1,294,021	$1,594,362
Accounts receivable — related party	—	376,675
Inventory	302,170	307,301
Prepaid assets	101,959	152,702
Accounts receivable — other	32,456	42,382

Total current assets	1,730,606	2,473,422

Property and equipment, net (Note 3)	11,915,555	11,655,513
Intangible assets, net (Note 4)	817,843	751,779
Other assets	15,592	49,280
Deferred income taxes (Note 8)	286,383	246,754

Total assets	$14,765,979	$15,176,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Current portion of long-term debt (Note 6)	$2,786,486	$2,193,057
Accounts payable	841,419	527,151
Accrued liabilities	791,869	674,768
Deferred rent	104,940	104,940

Total current liabilities	4,524,714	3,499,916

Accrued rent	904,639	846,014
Deferred rent	611,789	638,024
Related party payable	—	430,351
Other liabilities — interest rate swap	214,074	213,604
Long-term debt, less current portion (Note 6)	9,023,271	6,767,041

Total liabilities	15,278,487	12,394,950

Commitments and contingencies (Notes 5, 6, 9, 10 and 11)

Stockholders’ equity (deficit) (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000, respectfully, issued and outstanding	1,888	1,863
Additional paid-in capital	2,614,208	2,356,155
Retained earnings (accumulated deficit)	(3,128,604)	423,780

Total stockholders’ equity (deficit)	(512,508)	2,781,798

Total liabilities and stockholders’ equity (deficit)	$14,765,979	$15,176,748

(a)	Amounts are derived from audited financial statements as of December 27, 2009.
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 28	March 31
	2010	2009
	(Restated)	(Restated)
Revenue
Food and beverage sales	$10,715,878	$10,429,955

Total revenue	10,715,878	10,429,955

Operating expenses
Compensation costs	3,036,997	2,798,559
Food and beverage costs	3,337,262	3,265,105
General and administrative	2,560,725	2,553,281
Occupancy	765,650	723,542
Depreciation and amortization	604,889	488,498

Total operating expenses	10,305,523	9,828,985

Operating profit	410,355	600,970

Interest expense	(169,733)	(180,048)
Other income, net	17,221	26,942

Income before income taxes	257,843	447,864

Income tax benefit (provision)	(122,576)	(101,884)

Net income	$135,267	$345,980

Basic earnings per share — as reported	$0.007	$0.019

Fully diluted earnings per share — as reported	$0.005	$0.012

Weighted average number of common shares outstanding (Note 1 and 7)
Basic	18,870,505	18,070,000
Diluted	29,020,000	29,020,000

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (RESTATED)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)

Balances — December 27, 2009 (a)	18,626,000	$1,863	$2,356,155	$423,780	$2,781,798

Shares issued for warrants exercised at $1.00 per share (Note 7)	250,000	25	249,975		250,000

Share-based compensation (Note 7)			8,078		8,078

Aquisition of BWW restaurants (Note 2)				(3,134,790)	(3,134,790)

Distributions				(552,861)	(552,861)

Net income				135,267	135,267

Balances — March 28, 2010	18,876,000	$1,888	$2,614,208	$(3,128,604)	$(512,508)

(a)	Amounts are derived from audited financial statements as of December 27, 2009.
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 28	March 31
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$135,267	$345,980
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	570,013	488,498
Loss on disposal of property and equipment	34,875	—
Share-based compensation	8,078	8,078
Deferred income tax benefit	(39,629)	154,761
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	376,675	46,520
Accounts payable	(116,083)	(194,106)
Inventory	5,131	17,023
Prepaid assets	50,743	20,812
Accounts receivable — other	9,926	181,994
Intangible assets	(73,117)	—
Other assets	33,688	(11,780)
Accrued liabilities	117,101	205,126
Accrued rent	58,625	55,719
Deferred rent	(26,235)	(28,366)

Net cash provided by operating activities	1,145,058	1,290,259

Cash flows from investing activities
Purchases of property and equipment	(607,877)	(182,548)

Net cash used for investing activities	(607,877)	(182,548)

Cash flows from financing activities
Proceeds from issuance of long-term debt	236,198	426,597
Repayments of long-term debt	(770,859)	(363,382)
Proceeds from issuance of common stock	250,000	—
Distributions	(552,861)	(616,581)

Net cash used for financing activities	(837,522)	(553,366)

Net increase (decrease) in cash and cash equivalents	(300,341)	554,345

Cash and cash equivalents, beginning of period	1,594,362	900,986

Cash and cash equivalents, end of period	$1,294,021	$1,455,331

The accompanying notes are an integral part of these consolidated financial statements.

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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds the following 16 BWW restaurants that are currently in operation:

Date of
Subsidiary	Restaurant Opening
Flyer Enterprises, Inc. (Sterling Heights, MI)	December 1999*
Anker, Inc. (Fenton, MI)	April 2001*
TMA Enterprises of Novi, Inc. (Novi, MI)	June 2002*
Bearcat Enterprises, Inc. (Clinton Township, MI)	December 2003*
MCA Enterprises Brandon, Inc. (Brandon, FL)	June 2004*
TMA Enterprises of Ferndale, Inc. (Ferndale, MI)	March 2005*
Buckeye Group, LLC (Riverview/Fish Hawk Ranch, FL)	September 2005*
Buckeye Group II, LLC (Sarasota, FL)	March 2006*
AMC Warren, LLC (Warren, MI)	July 2006*
AMC North Port, Inc. (North Port, FL)	August 2007
AMC Riverview, Inc. (Riverview, FL)	August 2007
AMC Grand Blanc, Inc. (Grand Blanc, MI)	March 2008
AMC Troy, Inc. (Troy, MI)	July 2008
AMC Petoskey, Inc. (Petoskey, MI)	August 2008
AMC Flint, Inc. (Flint, MI)	December 2008
AMC Port Huron, Inc. (Port Huron, MI)	June 2009

*	Acquired as part of the Affiliates Acquisition completed on February 1, 2010 (see Note 2 for details).
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

BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a new full service, ultra casual dining concept developed by the Company. BURGERS’ subsidiaries, Ann Arbor Burgers, Inc. and Berkley Burgers, Inc., own restaurants currently in operation in Ann Arbor, Michigan and Berkley, Michigan, respectively. BURGERS’ subsidiary, Troy Burgers, Inc., opened on February 21, 2010 in Novi, Michigan. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept. We have filed for rights, and have been approved, to franchise in Michigan, Ohio, and Indiana, but have not yet franchised any Bagger Dave’s restaurants. Our filing in the state of Illinois remains pending review by the pertinent authorities.
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
Revenue Recognition
Revenues from food and beverage sales are recognized and generally collected at the point of sale. As a result of the February 1, 2010 acquisition, management and advertising fees are no longer recognized (refer to Note 2 for details).

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at March 28, 2010 and December 27, 2009 relate principally to management and advertising fees charged to and intercompany transactions with the related BWW restaurants that were managed by AMC and arose in the ordinary course of business prior to the February 1, 2010 acquisition (see Note 5). Refer to Note 2 for details on the recent acquisition, which essentially eliminated management and advertising fees revenue. Management does not believe any allowances for doubtful accounts are necessary at March 28, 2010 or December 27, 2009.
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
The liability is included in accrued liabilities in the interim consolidated balance sheets. As of March 28, 2010, the Company’s gift card liability was approximately $4,169, compared to approximately $30,067 at December 27, 2009.
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
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was approximately $485,738 and $590,663 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
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
Concentration Risks
Approximately 78% and 79% of food and beverage sales came from restaurants located in Michigan during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
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
Financial Instruments
The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. The terms of the agreements match those of the underlying debt and, therefore, are classified as non-current. Fair value adjustments are recorded each period in other income or other expense on the statement of operations. The notional value of interest rate swap agreements in place at March 28, 2010 and December 27, 2009 was $2,893,249 and $3,013,271, respectively. The expiration dates of these agreements are consistent with debt instruments as described in Note 6.
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
2. ACQUISITION OF NINE AFFILIATED BWW RESTAURANTS
On February 1, 2010, the Company, through its WINGS subsidiary, acquired nine affiliated BWW restaurants it previously managed (“Affiliates Acquisition”). Under the terms of the agreements (“Purchase Agreements”), the purchase price for each of the affiliated restaurants was determined by multiplying each restaurant’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the previous three (3) fiscal years (2007, 2008, and 2009) by two, and subtracting the long-term debt of the respective restaurant. Two of the affiliated restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those restaurants was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The Affiliates Acquisition was approved by resolution of the disinterested directors of the Company, who determined that the acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company paid the purchase price for each of the affiliated restaurants to each selling shareholder by issuing an unsecured promissory note for the pro-rata value of the equity interest in the affiliated restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.

In accordance with FASB ASC 805-50, Business Combinations: Transactions Between Entities Under Common Control, the Company accounted for the Affiliates Acquisition, a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 27, 2009). Further, prior years amounts also have been retrospectively adjusted to furnish comparative information while the entities were under common control.
3. PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following assets:

	March 28	December 27
	2010	2009
Equipment	$7,038,423	$6,710,092
Furniture and fixtures	1,895,850	1,833,347
Leasehold improvements	12,074,667	11,585,978
Restaurant construction in progress	70,283	126,804

Total	21,079,223	20,256,221
Less accumulated depreciation	(9,163,668)	(8,600,708)

Property and equipment, net	$11,915,555	$11,655,513

4. INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 28	December 27
	2010	2009
Amortized intangible assets
Franchise fees	$376,250	$358,750
Trademark	2,500	2,500
Loan fees	81,393	66,565

Total	460,143	427,815
Less accumulated amortization	(129,117)	(122,064)

Amortized intangible assets, net	331,026	305,751

Unamortized intangible assets
Liquor licenses	486,817	446,028

Total intangible assets, net	$817,843	$751,779

Amortization expense for the three months ended March 28, 2010 and March 31, 2009 was $7,053 and $9,006, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2010, 2011, 2012, 2013, and 2014 is projected to total approximately $36,900 per year.

5. RELATED PARTY TRANSACTIONS
The Affiliates Acquisition (see Note 2 for details) was accomplished through the issuance of unsecured promissory notes to each selling shareholder. The notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments with principal and interest fully amortized over six years.
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended March 28, 2010 and the three months ended March 31, 2009 were $60,434 and $50,103, respectively.
The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”. An “event of default” is defined in the related note agreement principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of March 28, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was approximately $1,961,600 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with FASB ASC 460, Guarantees (“ASC 460”), the initial recognition and measurement provisions of ASC 460 do not apply. At March 28, 2010, payments on the debt obligation were current.
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
See Note 9 for related party lease transactions.

6. LONG-TERM DEBT
Long-term debt consists of the following obligations:

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $15,000 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month London InterBank Offered Rate (“LIBOR”) plus 2.5% (effective annual rate of approximately 2.75% at March 28, 2010).	$162,596	$206,396

Note payable to a bank secured by the property and equipment of AMC Grand Blanc, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $11,800 through maturity in February 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.05%.	607,867	634,081

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for interest only payments through February 2009 with monthly principal and interest payments of approximately $14,800 for the period beginning March 2009 through maturity in February 2011. Interest is charged based on the one month LIBOR plus 2.5% (effective annual rate of approximately 2.75% at March 28, 2010).	158,329	201,510

Note payable to a bank secured by the property and equipment of AMC Petoskey, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for payments of principal and interest of approximately $12,200 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.98%.	636,943	661,651

Note payable to a bank secured by the property and equipment of Berkley Burgers, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $6,900, including annual interest charged based on a swap arrangement designed to yield a fixed annual rate of approximately 6.95%. The note matures in November 2014.	346,641	361,129

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for monthly payments of principal and interest of approximately $15,600 for the period beginning July 2008 through maturity in June 2015. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.28%.	804,380	835,442

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of AMC Troy, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. The agreement calls for a line of credit up to $476,348, and interest only payments through February 2009 with monthly principal and interest payments of approximately $8,600 for the period beginning March 2009 through maturity in February 2014. Interest is charged based on the one month LIBOR plus 2.75% (effective annual rate of approximately 3.00% at March 28, 2010).	373,139	396,957

Note payable to a bank secured by the property and equipment of AMC North Port, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,400 with annual interest charged at 9.15%. The note matures in November 2014.	580,818	604,373

Note payable to a bank secured by the property and equipment of AMC Riverview, Inc. as well as corporate and personal guarantees of DRH, certain stockholders, and various related parties. Scheduled monthly principal and interest payments are approximately $12,200 with annual interest charged at 8.67%. The note matures in December 2014.	587,903	611,531

Note payable to a bank secured by generally all assets of Ann Arbor Burgers, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $7,669. Interest is charged at a fixed annual rate of approximately 7.50%. The note matures in December 2015.	428,757	443,537

Note payable to a bank secured by the property and equipment of Flyer Enterprises, Inc. as well as corporate and personal guarantees of certain stockholders and various related parties. The agreement calls for monthly principal and interest payments of approximately $10,400 for the period beginning March 2008 through maturity in July 2013. Interest is charged based a fixed rate of 6.30% per annum.	146,552	156,375

Note payable to a bank secured by the property and equipment of TMA Enterprises of Ferndale, LLC as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $11,200 through maturity in August 2014. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of approximately 7.60%.	497,418	520,968

Note payable to a bank secured by the property and equipment of Anker, Inc. as well as personal guarantees of certain stockholders and various related parties. The agreement calls for monthly principal and interest payments of approximately $6,200 for the period beginning June 2003 through maturity in May 2021. Interest is charged based on a fixed rate of 7.61% per annum.	210,585	224,454

	March 28	December 27
	2010	2009

Note payable to a bank secured by the property and equipment of TMA Enterprises of Novi, Inc. and personal guarantees of certain stockholders and various related parties. The agreement calls for payments of principal and interest of approximately $11,300 for the period beginning June 2007 through maturity in May 2014. Interest is charged based on a fixed rate of 8.20% per annum.	480,934	503,407

Note payable to a bank secured by the property and equipment of Bearcat Enterprises, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $4,600 including annual interest charged at a variable rate of 3.70% above the 30 day LIBOR rate. The rate at December 31, 2009 was approximately 3.95%. The note matures in September 2014.	60,633	72,975

Note payable to a bank secured by the property and equipment of AMC Warren, LLC as well as personal guarantees of certain members and various related parties. The agreement calls for monthly payments of principal and interest of approximately $12,600 through maturity in September 2013. Interest is charged based on a fixed annual rate of approximately 8.63%.	458,793	485,088

Note payable to a bank secured by the property and equipment of MCA Enterprises Brandon, Inc. as well as personal guarantees of certain stockholders and various related parties. The agreement calls for monthly payments of principal and interest of approximately $11,700 for the period beginning August 2004 through maturity in July 2011. Interest is charged based on a fixed annual rate of approximately 8.10%.	179,062	209,704

Note payable to a bank secured by the property and equipment of Buckeye Group, LLC as well as personal guarantees of certain members and various related parties. Scheduled monthly principal and interest payments are approximately $10,900 with annual interest charged at approximately 8.27%. The note matures in December 2012.	323,801	348,637

Note payable to a bank secured by the property and equipment of Buckeye Group II, LLC as well as personal guarantees of certain members and various related parties. Scheduled monthly principal and interest payments are approximately $11,900 with annual interest charged at approximately 8.46%. The note matures in April 2013.	390,544	416,672

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest free loan under a promotional 0.00% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	15,879	17,167

Obligation under capital leases (Note 10)	889,442	693,196

Notes payable — related parties (Note 5)	3,468,740	354,848

Total long-term debt	$11,809,757	$8,960,098

Less current portion	(2,786,486)	(2,193,057)

Long-term debt, net of current portion	$9,023,271	$6,767,041

Scheduled principal maturities of long-term debt for each of the five years succeeding December 27, 2009, and thereafter, are summarized as follows:

Year	Amount

2010	$2,786,486
2011	2,301,297
2012	2,379,493
2013	1,870,162
2014	1,547,243
Thereafter	925,076

Total	$11,809,757

Interest expense was $169,733 and $180,048 (including related party interest expense of $7,534 for the three months ended March 28, 2010 and $11,251 for the three months ended March 31, 2009; refer to Note 5) for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
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
8. INCOME TAXES
The benefit (provision) for income taxes consists of the following components for the three months ended March 28, 2010 and the three months ended March 31, 2009:

	March 28	March 31
	2010	2009
Federal
Current	$—	$—
Deferred	(105,137)	(33,650)

State
Current	(50,101)	—
Deferred	32,662	(8,111)

Income tax benefit (provision)	$(122,576)	$(41,761)

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	March 28	December 27
	2010	2009

Income tax provision at federal statutory rate	$(87,667)	$(207,455)
State income tax benefit (provision)	(17,439)	(57,585)
Permanent differences	34,581	(32,111)
Tax credits	35,000	93,500
Other	(87,051)	(48,413)

Income tax benefit (provision)	$(122,576)	$(252,064)

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

	March 28	December 27
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$457,131	$954,370
Deferred rent expense	331,772	78,998
Start-up costs	216,180	104,327
Tax credit carry forwards	184,222	164,366
Swap loss recognized for book	72,785	56,970
Other — including state deferred tax assets	401,254	193,781

Total deferred assets	1,663,344	1,552,812

Deferred tax liabilities:
Other — including state deferred tax liabilities	191,036	146,325
Tax depreciation in excess of book	1,185,925	1,159,733

Total deferred tax liabilities	1,376,961	1,306,058

Net deferred income tax assets	$286,383	$246,754

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
Total rent expense was $657,908 and $680,342 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively. Of these amounts, $82,802 and $81,463 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively, were paid to a related party.
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
The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $502,830 and $498,607 in royalty expense for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively. Advertising fund contribution expenses were $316,064 and $325,718 for the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
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

12. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $169,733 and $180,048 during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
Cash paid for income taxes was $94,979 and $0 during the three months ended March 28, 2010 and the three months ended March 31, 2009, respectively.
Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Capital expenditures of $250,000 were funded by capital lease borrowing during the three months ended March 28, 2010.
The Company issued promissory notes totaling $3,134,790 to the sellers to fund the February 1, 2010 Affiliates Acquisition.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 28, 2010 and December 27, 2009, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short-term debt approximate its carrying value, due to its short-term nature. Also, the fair value of notes payable — related party approximates the carrying value due to its short-term maturities. As of March 28, 2010, our total debt, less related party debt, was approximately $8.3 million and had a fair value of approximately $8.7 million. As of December 27, 2009, our total debt was approximately $8.5 million and had a fair value of approximately $8.7 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
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
15. RESTATEMENTS
The restated financial statements included in Part I, Item 1 of this Form 10-Q/A Amendment No. 1 (“Restated Financial Statements”) restate the financial statements included in Part I, Item 1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 28, 2010 (“Original Quarterly Financial Statements”), which were filed with the SEC on May 12, 2010 (the “Original Filing”).
On February 1, 2010, the Company completed the Affiliates Acquisition. The Original Quarterly Financial Statements included the activity from the Affiliates Acquisition commencing as of February 1, 2010. However, upon re-evaluation of the Original Quarterly Financial Statements in light of FASB ASC 805-50, Business Combinations: Transactions Between Entities Under Common Control, the Company has determined that the Affiliates Acquisition, as a transaction between entities under common control, should have been accounted for as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009). Further, financial statements and financial information presented in the Original Quarterly Financial Statements for prior years should also have been retrospectively adjusted to furnish comparative information while the entities were under common control. The Company’s Restated Financial Statements include the activity of the acquired affiliates for the full 2009 and 2010 years.
In addition, the Company incorrectly incorporated the acquired entities’ landlord allowance balance (recorded as deferred revenue per accounting standards) as a temporary difference for book versus tax rent in the Original Quarterly Financial Statements. In accordance with FASB 740-10-25, Income Taxes, only the amortization of the landlord allowance is a temporary difference. The Company’s Restated Financial Statements includes only the amortization of the landlord allowance as a temporary difference.

A summary comparison of the Original Quarterly Financial Statements to the Restated Financial Statements showing the material net effect of the Restatement follows:
DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28, 2010			December 27, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS

Total current assets	1,730,606	—	1,730,606	1,144,061	1,329,361	2,473,422
Deferred income taxes	505,876	(219,493)	286,383	246,754		246,754
Total other long-term assets	12,748,990	—	12,748,990	8,327,412	4,129,160	12,456,572

Total assets	$14,985,472	$(219,493)	$14,765,979	$9,718,227	$5,458,521	$15,176,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Total current liabilities	4,524,714	—	4,524,714	2,080,354	1,419,562	3,499,916
Total long-term liabilities	10,753,773	—	10,753,773	5,445,161	3,449,873	8,895,034

Total liabilities	15,278,487	—	15,278,487	7,525,515	4,869,435	12,394,950

Stockholders’ equity (deficit)
Common stock	1,888	—	1,888	1,863	—	1,863
Additional paid-in capital	2,614,208	—	2,614,208	2,356,155	—	2,356,155
Retained earnings (accumulated deficit)	(2,909,111)	(219,493)	(3,128,604)	(165,306)	589,086	423,780

Total stockholders’ equity (deficit)	(293,015)	(219,493)	(512,508)	2,192,712	589,086	2,781,798

Total liabilities and stockholders’ equity (deficit)	$14,985,472	$(219,493)	$14,765,979	$9,718,227	$5,458,521	$15,176,748

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 28, 2010			Three Months Ended March 31, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenue
Food and beverage sales	$8,642,001	$2,073,877	$10,715,878	$4,135,010	$6,294,945	$10,429,955
Management and advertising fees	165,886	(165,886)	—	456,529	(456,529)	—

Total revenue	8,807,887	1,907,991	10,715,878	4,591,539	5,838,416	10,429,955

Operating expenses
Compensation costs	2,586,812	450,185	3,036,997	1,359,207	1,439,352	2,798,559
Food and beverage costs	2,672,548	664,714	3,337,262	1,281,996	1,983,109	3,265,105
General and administrative	2,157,855	402,870	2,560,725	1,108,472	1,444,809	2,553,281
Occupancy	610,166	155,484	765,650	274,397	449,145	723,542
Depreciation and amortization	522,560	82,329	604,889	346,405	142,093	488,498

Total operating expenses	8,549,941	1,755,582	10,305,523	4,370,477	5,458,508	9,828,985

Operating profit	257,946	152,409	410,355	221,062	379,908	600,970

Interest expense	(150,283)	(19,450)	(169,733)	(111,307)	(68,741)	(180,048)
Other income, net	13,091	4,130	17,221	11,219	15,723	26,942

Income before income taxes	120,754	137,089	257,843	120,974	326,890	447,864

Income tax benefit (provision)	110,516	(233,092)	(122,576)	(41,761)	(60,123)	(101,884)

Net income	$231,270	$(96,003)	$135,267	$79,213	$266,767	$345,980

Basic earnings per share — as reported	$0.012	$(0.005)	$0.007	$0.004	$0.015	$0.019
Fully diluted earnings per share — as reported	$0.008	$(0.003)	$0.005	$0.003	$0.009	$0.012

Weighted average number of common shares outstanding
Basic	18,870,505	—	18,870,505	18,070,000	—	18,070,000
Diluted	29,020,000	—	29,020,000	29,020,000	—	29,020,000

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional	Retained Earnings	Total Stockholders’
BALANCES AS PREVIOUSLY REPORTED:	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity (Deficit)

Balances — December 27, 2009	18,626,000	$1,863	$2,356,155	$(165,306)	$2,192,712

Shares issued for warrants	250,000	25	249,975	—	250,000

Share-based compensation	—	—	8,078	—	8,078

Aquisition of BWW restaurants	—	—	—	(2,975,075)	(2,975,075)

Distributions	—	—	—	—	—

Net income	—	—	—	231,270	231,270

Balances — March 28, 2010	18,876,000	$1,888	$2,614,208	$(2,909,111)	$(293,015)

	Common Stock		Additional	Retained Earnings	Total Stockholders’
ADJUSTMENTS:	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity (Deficit)

Balances — December 27, 2009	—	—	—	589,086	589,086

Shares issued for warrants	—	—	—	—	—

Share-based compensation	—	—	—	—	—

Aquisition of BWW restaurants	—	—	—	(159,715)	(159,715)

Distributions	—	—	—	(552,861)	(552,861)

Net income	—	—	—	(96,003)	(96,003)

Balances — March 28, 2010	—	$—	$—	$(219,493)	$(219,493)

	Common Stock		Additional	Retained Earnings	Total Stockholders’
BALANCES AS RESTATED:	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity (Deficit)

Balances — December 27, 2009	18,626,000	$1,863	$2,356,155	$423,780	$2,781,798

Shares issued for warrants	250,000	25	249,975	—	250,000

Share-based compensation	—	—	8,078	—	8,078

Aquisition of BWW restaurants	—	—	—	(3,134,790)	(3,134,790)

Distributions	—	—	—	(552,861)	(552,861)

Net income	—	—	—	135,267	135,267

Balances — March 28, 2010	18,876,000	$1,888	$2,614,208	$(3,128,604)	$(512,508)

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 28, 2010			Three Months Ended March 31, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net cash provided by operating activities	$1,266,154	$(121,096)	$1,145,058	$502,561	$787,698	$1,290,259

Net cash used in investing activities	(636,505)	28,628	(607,877)	(26,496)	(156,052)	(182,548)

Net cash provided by financing activities	14,854	(852,376)	(837,522)	198,275	(751,641)	(553,366)

Net increase in cash and cash equivalents	644,503	(944,844)	(300,341)	674,340	(119,995)	554,345

Cash and cash equivalents, beginning of period	649,518	944,844	1,594,362	133,865	767,121	900,986

Cash and cash equivalents, end of period	$1,294,021	$—	$1,294,021	$808,205	$647,126	$1,455,331

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
ACQUISITION
Amounts for the first quarter include financial results associated with the acquisition, on February 1, 2010, of nine affiliated BWW locations (“the Affiliates Acquisition”) in Michigan and Florida. The Affiliates Acquisition was valued at $3.1 million. The Company financed the Affiliates Acquisition through the issuance of subordinated promissory notes to the sellers totaling $3,134,790. The notes are amortized over six years and bear interest at 6% per year (refer to Note 2 in the notes to interim consolidated financial statements for further details).
The Affiliates Acquisition consisted of BWW Michigan stores in Sterling Heights, Fenton, Novi, Clinton Township, Ferndale and Warren and Florida stores in Brandon, Fish Hawk Ranch, and Sarasota. The stores range in age from four to 10 years. The Affiliates Acquisition allows us to fully capture the potential economic benefits associated with these nine BWW stores in 2010 and beyond.
RESULTS OF OPERATIONS
For the three months ended March 28, 2010, revenue was generated from the operations of 16 BWW restaurants and three Bagger Dave’s Legendary Burgers and Fries (“Bagger Dave’s”) restaurants (with the newest location in Novi, MI recently opened on February 21, 2010). For the three months ended March 31, 2009, revenue was generated from the operations of 15 BWW restaurants and two Bagger Dave’s restaurants.

	March 28	March 31
	2010	2009	$	%
	(Restated)	(Restated)	Change	Change
Revenue
Food and beverage sales	$10,715.878	$10,429,955	$285,923	2.7%

Revenue increased 2.7% to $10.7 million as a result of the new store openings.

	March 28	March 31			%	%
	2010	2009	$	%	revenue	revenue
	(Restated)	(Restated)	Change	Change	2010	2009
Operating expenses
Compensation costs	$3,036,997	$2,798,559	$238,438	8.5%	28.3%	26.8%
Food and beverage costs	3,337,262	3,265,105	72,157	2.2%	31.1%	31.3%
General and administrative	2,560,725	2,553,281	7,444	0.3%	23.9%	24.5%
Occupancy	765,650	723,542	42,108	5.8%	7.1%	6.9%
Depreciation and amortization	604,889	488,498	116,391	23.8%	5.6%	4.7%

Total operating expenses	$10,305,523	$9,828,985	$476,538	4.9%	96.2%	94.2%

Compensation costs increased 8.5% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009. As a percentage of revenue, compensation costs increased from 26.8% to 28.3% for the three months ended March 28, 2010 and March 31, 2009, respectively. This increase as a percentage of revenue is attributed to labor inefficiencies and training associated with new store openings.
Food and beverage costs remained fairly constant, only increasing by 2.2% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009. As a percentage of revenue, food and beverage costs remained fairly consistent at 31.3% to 31.1% for the three months ended March 31, 2009 and March 28, 2010, respectively. The stabilizing of chicken wing costs was the largest contributing factor to the relative static balance in this account.
General and administrative costs remained fairly constant, only increasing by 0.3% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009. As a percentage of revenue, the general and administrative costs remained fairly consistent at 24.5% and 23.9%, for the three months ended March 31, 2009 and March 28, 2010, respectively.
Occupancy costs increased by 5.8% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009. As a percentage of revenue, occupancy costs for the three months ended March 28, 2010 were 7.1% compared with occupancy costs of 6.9% for the three months ended March 31, 2009.
Depreciation and amortization costs increased by 23.8% for the three months ended March 28, 2010 when compared with the three months ended March 31, 2009. As a percentage of revenue, depreciation and amortization costs increased to 5.6% for the three months ended March 28, 2010 from 4.7% for the three months ended March 31, 2009, respectively. This is primarily due to the depreciation and amortization that is recorded for the new restaurant locations.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS
Our current consolidated interim cash flow from operations for the three months ended March 28, 2010 was $1,145,058 compared with $1,290,259 for the three months ended March 31, 2009. On April 16, 2010, DRH committed to a credit facility with Charter One, a division of RBS Citizens, N.A. The new $15 million credit facility became effective on May 5, 2010. This facility will refinance all existing senior debt used to finance the building of our existing stores over the years as well as make available a $6 million development line of credit for future borrowings. In 2010, we anticipate drawing on the new development line of credit for the following new restaurants:
•
Marquette, Michigan — BWW — currently under construction with a target opening date in early June 2010. The estimated cost of construction is approximately $1,037,000. We anticipate borrowing up to 70% of the necessary funds and paying the remaining balance through cash from operations.

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

The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”. An “event of default” is defined in the related note agreement principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of March 28, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was approximately $1,961,600 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company and the related entities for which it has provided the guarantees operate under common ownership and management control and, in accordance with FASB ASC 460, Guarantees (“ASC 460”), the initial recognition and measurement provisions of ASC 460 do not apply. At March 28, 2010, payments on the debt obligation were current.
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
The impact of the acquisition to our interim financial statements is reflected in the consolidated interim balance sheets, statements of operations, statement of stockholders’ equity, cash flows, and notes to the consolidated interim financial statements; refer to Note 2 in the notes to interim consolidated financial statements for further details.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Not Applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the acquisition of affiliated restaurants under common control and income taxes associated therewith, the Company’s disclosure controls and procedures were not effective as of March 28, 2010.
For certain additional information regarding the restatements of certain of the Company’s historical financial results and the material weakness identified by management, see Note 15 of the accompanying Notes to the interim consolidated financial statements included herewith.
Changes in Internal Control. On March 22, 2010, the Company retained David G. Burke as its Chief Financial Officer. In this capacity, Mr. Burke is the Company’s principal financial officer. Previously, the role of principal financial officer had been filled by the Company’s Chief Operations Officer. As part of his duties, Mr. Burke will directly oversee the Company’s internal control over financial reporting. The Company believes that adding Mr. Burke’s dedicated oversight will improve the Company’s internal control over financial reporting.
Additionally, as a result of the identification of the issues that led to the restatements, and the related reassessment of our disclosure controls and procedures, including our internal control over financial reporting, as of June 28, 2010 and September 26, 2010, there have been subsequent changes in our controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, the following have been implemented:
•	The Company retained a controller with public accounting expertise, on April 22, 2010, to strengthen our internal accounting team.
•
During the 3rd Quarter of 2010, the Company adopted an internal policy requiring written documentation of the accounting methods applied to significant accounting transactions and the rationale for selecting such methods.

•
During the 3rd Quarter of 2010, the Company adopted an internal policy requiring the review, by an outside subject matter expert, of material and complex transactions, such as the Affiliates Acquisition that we completed on February 1, 2010.

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits:

*3.1	Certificate of Incorporation.

*3.2	By-Laws.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: December 10, 2010	DIVERSIFIED RESTAURANT HOLDINGS, INC.
	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
David G. Burke
Chief Financial Officer (Principal Financial and Accounting Officer)