Form 10-Q/A
period 2010-06-27
Diversified Restaurant Holdings, Inc.
filed 2010-12-10
CIK 1394156

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,876,000 shares of $.0001 par value common stock outstanding as of December 10, 2010.
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
(Do not check if a smaller reporting company)

EXPLANATORY NOTE
Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to correct certain misstatements made in the Company’s financial statements included in Part I, Item 1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 27, 2010 (“Original Quarterly Financial Statements”), which were filed with the Securities and Exchange Commission (“SEC”) on August 10, 2010 (the “Original Filing”). The misstatements and corrections thereto are described in Note 15 to the unaudited consolidated financial statements. The Company has also amended its Management’s Discussion and Analysis contained in Part I, Item 2 to reflect the changes to the Company’s Financial Statements that have been amended by this Amendment No 1. The Company has also amended its Part I, Item 4 disclosures regarding controls and procedures and included updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32 to this Amendment No. 1, as required by Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.
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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27	December 27
	2010	2009 (a)
	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$668,962	$1,594,362
Accounts receivable — related party	—	376,675
Inventory	305,517	307,301
Prepaid assets	161,475	152,702
Other current assets	59,227	42,382

Total current assets	1,195,181	2,473,422

Property and equipment, net (Note 3)	15,258,823	11,655,513
Intangible assets, net (Note 4)	956,570	751,779
Other long-term assets	56,144	49,280
Deferred income taxes (Note 8)	567,449	246,754

Total assets	$18,034,167	$15,176,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Current portion of long-term debt (Note 6)	$2,233,716	$2,193,057
Accounts payable	759,410	527,151
Accrued liabilities	885,769	674,768
Deferred rent	119,486	104,940

Total current liabilities	3,998,381	3,499,916

Accrued rent	741,369	846,014
Deferred rent	834,272	638,024
Related party payable	—	430,351
Other liabilities — interest rate swap	404,921	213,604
Long-term debt, less current portion (Note 6)	13,054,104	6,767,041

Total liabilities	19,033,047	12,394,950

Commitments and contingencies (Notes 5, 6, 9, 10, and 11)

Stockholders’ equity (deficit) (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000 shares, respectfully, issued and outstanding	1,888	1,863
Additional paid-in capital	2,622,286	2,356,155
Retained Earnings (accumulated deficit)	(3,218,133)	423,780
Comprehensive income (loss)	(404,921)	—

Total stockholders’ equity (deficit)	(998,880)	2,781,798

Total liabilities and stockholders’ equity (deficit)	$18,034,167	$15,176,748

(a)	Amounts are derived from audited financial statements as of December 27, 2009.
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27	June 30	June 27	June 30
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Food and beverage sales	$10,683,821	$10,403,079	$21,399,699	$20,833,034

Total revenue	10,683,821	10,403,079	21,399,699	20,833,034

Operating expenses
Compensation costs	3,397,029	2,966,668	6,434,026	5,765,227
Food and beverage costs	3,137,948	3,295,191	6,475,210	6,560,295
General and administrative	2,642,782	2,276,075	5,083,677	4,827,556
Pre-opening	111,921	131,277	217,179	133,078
Occupancy	573,619	722,175	1,333,839	1,445,719
Depreciation and amortization	640,715	538,701	1,245,604	1,027,199

Total operating expenses	10,504,014	9,930,087	20,789,535	19,759,074

Operating profit	179,807	472,992	610,164	1,073,960

Interest expense	(518,143)	(171,156)	(687,876)	(351,203)
Other income (expense), net	(15,658)	97,245	1,563	124,187

Income (loss) before income taxes	(353,994)	399,081	(76,149)	846,944

Income tax benefit (provision)	244,463	(113,122)	121,887	(215,006)

Net income (loss)	$(109,531)	$285,959	$45,738	$631,938

Basic earnings (loss) per share — as reported	$(0.006)	$0.016	$0.002	$0.035

Fully diluted earnings (loss) per share — as reported	$(0.004)	$0.010	$0.002	$0.022

Weighted average number of common shares outstanding (Notes 1 and 7)
Basic	18,876,000	18,070,000	18,873,253	18,070,000
Diluted	29,020,000	29,020,000	29,020,000	29,020,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27	June 30	June 27	June 30
	2010 (Restated)	2009 (Restated)	2010 (Restated)	2009 (Restated)

Net income (loss)	$(109,531)	$285,959	$45,738	$631,938

Comprehensive income (loss)
Unrealized changes in fair value of cash flow hedges	(404,921)	—	(404,921)	—

Comprehensive income (loss)	$(514,452)	$285,959	$(359,183)	$631,938

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (RESTATED)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)

Balances — December 27, 2009 (a)	18,626,000	$1,863	$2,356,155	$423,780	$—	$2,781,798

Shares issued for warrants exercised at $1.00 per share (Note 7)	250,000	25	249,975	—	—	250,000

Share-based compensation (Note 7)	—	—	16,156	—	—	16,156

Acquisition of BWW restaurants (Note 2)	—	—	—	(3,134,790)	—	(3,134,790)

Distributions	—	—	—	(552,861)	—	(552,861)

Unrealized changes in fair value of cash flow hedges	—	—	—	—	(404,921)	(404,921)

Net income	—	—	—	45,738	—	45,738

Balances — June 27, 2010	18,876,000	$1,888	$2,622,286	$(3,218,133)	$(404,921)	$(998,880)

(a)	Amounts are derived from audited financial statements as of December 27, 2009.
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 27	June 30
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$45,738	631,938
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,245,604	1,027,199
Loss on disposal of property and equipment	217,868	—
Share-based compensation	16,156	16,156
Deferred income tax (provision) benefit	(320,695)	186,996
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable — related party	376,675	(93,090)
Inventory	1,784	22,226
Prepaid assets	(8,773)	(2,687)
Other current assets	(16,845)	168,370
Intangible assets	(88,329)	(1,210)
Other assets	(6,864)	(89,802)
Accounts payable	(198,092)	(40,030)
Accrued liabilities	211,001	226,461
Accrued rent	(104,645)	89,620
Deferred rent	210,794	(56,400)

Net cash provided by operating activities	1,581,377	2,085,747

Cash flows from investing activities
Purchases of property and equipment	(2,500,490)	(1,459,141)

Net cash used for investing activities	(2,500,490)	(1,459,141)

Cash flows from financing activities
Proceeds from issuance of long-term debt	963,065	867,529
Repayments of long-term debt	(666,491)	(757,052)
Proceeds from issuance of common stock	250,000	—
Distributions	(552,861)	(797,750)

Net cash used for financing activities	(6,287)	(687,273)

Net increase in cash and cash equivalents	(925,400)	(60,667)

Cash and cash equivalents, beginning of period	1,594,362	1,029,459

Cash and cash equivalents, end of period	$668,962	$968,792

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
AMC was formed on March 28, 2007 and serves as the operational and administrative center for the Company. AMC renders management and advertising services to WINGS and its subsidiaries and to BURGERS and its subsidiaries. Prior to the February 1, 2010 acquisition (see Note 2 for details), AMC also rendered management and advertising services to nine BWW restaurants affiliated with the Company through common ownership and management control. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

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
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balances at June 27, 2010 and December 27, 2009, respectively, relate principally to management and advertising fees charged to and intercompany transactions with the related BWW restaurants that were managed by AMC and arose in the ordinary course of business (refer to Note 5 for details) prior to the February 1, 2010 acquisition. Refer to Note 2 for details on the recent acquisition, which essentially eliminated management and advertising fees revenue. Management does not believe any allowances for doubtful accounts are necessary at June 27, 2010 or December 27, 2009.

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
The liability is included in accrued liabilities in the interim consolidated balance sheets. As of June 27, 2010, the Company’s gift card liability was approximately $3,062, compared to approximately $30,067 at December 27, 2009.
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
Advertising
Advertising expenses are recognized in the period in which they are incurred. Advertising expense was $560,737 for the three months ended June 27, 2010 and $389,193 for the three months ended June 30, 2009. Advertising expense was $1,046,475 for the six months ended June 27, 2010 and $847,566 for the six months ended June 30, 2009.
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
Concentration Risks
Approximately 80% and 79% of food and beverage sales came from restaurants located in Michigan during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
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
The Company’s interest rate swap liabilities at December 27, 2009 were treated as a fair value hedge. By contrast, the Company has elected to account for the new interest rate swap using cash flow hedge accounting. Under the cash flow hedge method, the effective portion of the derivative is marked to fair value, based on third-party valuation models, as a component of comprehensive income.
The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities, depending on the fair value of the swaps. The notional value of interest rate swap agreements in place at June 27, 2010 and December 27, 2009 was $8,914,220 and $3,013,271, respectively. The expiration dates of these agreements are consistent with debt instruments as described in Note 6.
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
The remainder of the purchase price for the Brandon Property was financed using the Company’s working capital.

3. PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following assets:

	June 27	December 27
	2010	2009
Land	$385,959	$—
Building	2,243,861	—
Equipment	7,312,657	6,710,092
Furniture and fixtures	1,974,209	1,833,347
Leasehold improvements	12,590,925	11,585,978
Restaurant construction in progress	365,392	126,804

Total	24,873,003	20,256,221
Less accumulated depreciation	(9,614,180)	(8,600,708)

Property and equipment, net	$15,258,823	$11,655,513

On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of the Company, completed the purchase the Brandon Property; refer to Note 2 for details.
4. INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 27	December 27
	2010	2009
Amortized intangible assets:
Franchise fees	$358,750	$358,750
Trademark	2,500	2,500
Loan fees	149,825	66,565

Total	511,075	427,815
Less accumulated amortization	(96,723)	(122,064)

Amortized intangible assets, net	414,352	305,751

Unamortized intangible assets:
Liquor licenses	542,218	446,028

Total intangible assets, net	$956,570	$751,779

Amortization expense for the six months ended June 27, 2010 and June 30, 2009 was $17,263 and $32,091, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2010, 2011, 2012, 2013, and 2014 is projected to total approximately $45,500 per year.
5. RELATED PARTY TRANSACTIONS
The Affiliates Acquisition (refer to Note 2 for details) was accomplished through the issuance of unsecured promissory notes to each selling shareholder. The notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended June 27, 2010 and the three months ended June 30, 2009 were $49,160 and $41,969, respectively. Fees paid during the six months ended June 27, 2010 and the six months ended June 30, 2009 were $109,594 and $91,796, respectively.

The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”, which is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of June 27, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was $1,932,993 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company and the related entity for which it has provided the guarantees operate under common ownership and management control and, in accordance with FASB ASC 460 (“ASC 460”), Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At June 27, 2010, payments on the debt obligations were current.
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
Refer to Note 9 for related party operating lease transactions.
6. LONG-TERM DEBT
Long-term debt consists of the following obligations:

	June 27	December 27
	2010	2009
Senior Secured Term Loan to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $120,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%.	$8,914,220	—

Note payable to a bank secured by a senior mortgage on the Brandon Property, corporate guaranties, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,150,000	—

	June 27	December 27
	2010	2009
Note payable to a bank secured by a junior mortgage on the Brandon Property, corporate guaranties, and a personal guaranty. The agreement provides for a short-term bridge loan (which will be transferred to a long-term SBA loan within 90 — 120 days), matures in April 2011, and requires interest-only payments until maturity. Interest is charged at a floating rate, adjusted daily, equal to the Bank’s Prime Rate plus 3%. The rate at June 27, 2010 was approximately 6.25%.	920,000	—

DLOC to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 4% over the 30-day LIBOR (the rate at June 27, 2010 was approximately 4.35%). In November 2011, if the Company has not already elected to do so (which is its intent), the DLOC will convert into a term loan bearing interest at 4% over the 30-day LIBOR and will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	657,136	—

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum.	245,754	—

Note payable to a bank secured by the property and equipment of Bearcat Enterprises, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $4,600 including annual interest charged at a variable rate of 3.70% above the 30-day LIBOR rate. The rate at June 27, 2010 was approximately 4.05%. The note matures in September 2014.	48,059	72,975

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	14,592	17,167

Various notes payable to a bank or leasing company secured by property and equipment as well as corporate and personal guarantees of DRH; the Company’s subsidiaries; certain stockholders; and/or various related parties. The various agreements called for either monthly interest only, principal, and/or interest payments in the aggregate amount of $117,169. Interest charges ranged from LIBOR plus 2% to a fixed rate of 9.15% per annum. The various notes were scheduled to mature between February 2011 and December 2015. These various notes were paid off upon the execution of the Credit Facility.	—	7,821,912

Obligations under capital leases (Note 10)	—	693,196

Notes payable — related parties (Note 5)	3,338,059	354,848

Total long-term debt	$15,287,820	$8,960,098

Less current portion	(2,233,716)	(2,193,057)

Long-term debt, net of current portion	$13,054,104	$6,767,041

Scheduled principal maturities of long-term debt for each of the five years succeeding December 27, 2009, and thereafter, are summarized as follows:

Year	Amount
2010	$2,233,716
2011	1,575,584
2012	1,777,900
2013	2,099,989
2014	2,004,175
Thereafter	5,596,456

Total	$15,287,820

Interest expense was $518,143 and $171,155 (including related party interest expense of $52,581 for the three months ended June 27, 2010 and $13,971 for the three months ended June 30, 2009; refer to Note 5 for further details) for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Interest expense was $687,876 and $351,203 (including related party interest expense of $61,220 for the six months ended June 27, 2010 and $24,497 for the six months ended June 30, 2009; refer to Note 5 for further details) for the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
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
8. INCOME TAXES
The benefit (provision) for income taxes consists of the following components for the three and six months ended June 27, 2010 and the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
	June 27	June 30	June 27	June 30
	2010	2009	2010	2009

Federal
Current	$—	$—	$—	$—
Deferred	295,744	(71,476)	190,607	(105,127)

State
Current	(36,502)	—	(86,603)	—
Deferred	(14,779)	44,808	17,883	36,698

Income tax benefit (provision)	$244,463	$(26,668)	$121,887	$(68,429)

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	June 27	December 27
	2010	2009

Income tax benefit (provision) at federal statutory rate	$25,891	$(207,455)
State income tax benefit (provision)	(68,720)	(57,585)
Permanent differences	22,554	(32,111)
Tax credits	70,000	93,500
Other	72,162	(48,413)

Income tax benefit (provision)	$121,887	$(252,064)

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

	June 27	December 27
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$757,922	$954,370
Deferred rent expense	347,500	78,998
Start-up costs	236,851	104,327
Tax credit carry forwards	262,544	164,366
Swap loss recognized for book	—	56,970
Other — including state deferred tax assets	425,757	193,781

Total deferred assets	2,030,574	1,552,812

Deferred tax liabilities:
Other — including state deferred tax liabilities	240,113	146,325
Tax depreciation in excess of book	1,223,012	1,159,733

Total deferred tax liabilities:	1,463,125	1,306,058

Net deferred income tax assets	$567,449	$246,754

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.
The Company expects to use net operating loss and general business tax credit carry-forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants, which were previously managed by DRH. Net operating loss carry forwards of $273,141 and $1,956,042 will expire in 2029 and 2028, respectively. General business tax credits of $70,000, $86,678, $59,722 and $46,144 will expire in 2030, 2029, 2028 and 2027, respectively.
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
Total rent expense was $573,619 and $712,880 for the three months ended June 27, 2010 and June 30, 2009, respectively (of which $82,538 and $81,463 for the three months ended June 27, 2010 and June 30, 2009, respectively, were paid to a related party). Rent expense was $1,333,839 and $1,444,331 for the six months ended June 27, 2010 and June 30, 2009, respectively (of which $165,341 and $162,927 for the six months ended June 27, 2010 and June 30, 2009, respectively, were paid to a related party).
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
The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $491,898 and $496,369 in royalty expense for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. The Company incurred $994,728 and $994,976 in royalty expense for the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively. Advertising fund contribution expenses were $296,556 and $293,674 for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Advertising fund contribution expenses were $612,620 and $619,313 for the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively.
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
12. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $518,143 and $171,155 during the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Cash paid for interest was $687,876 and $351,203 during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.
Cash paid for income taxes was $15,457 and $0 during the three months ended June 27, 2010 and the three months ended June 30, 2009, respectively. Cash paid for income taxes was $110,436 and $0 during the six months ended June 27, 2010 and the six months ended June 30, 2009, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Capital expenditures of $250,000 were funded by capital lease borrowing during the six months ended June 27, 2010.
The Company issued promissory notes totaling $3,134,790 to the sellers to fund the February 1, 2010 Affiliates Acquisition.
The $9 million Senior Secured Term Loan of the new Credit Facility paid off $8,577,071 of existing debt.
Approximately $2.3 million of long-term assets and debt were assumed in the Brandon Property purchase.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 27, 2010 and December 27, 2009, our financial instruments consisted of cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates its carrying value, due to its short-term nature. Also, the fair value of notes payable — related party approximates carrying value due to its short-term maturities. As of June 27, 2010, our total debt, less related party debt, was approximately $11.9 million and had a fair value of approximately $8.9 million. As of December 27, 2009, our total debt was approximately $8.5 million and had a fair value of approximately $8.7 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
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
15. RESTATEMENTS
The restated financial statements included in Part I, Item 1 of this Form 10-Q/A Amendment No. 1 (“Restated Financial Statements”) restate the financial statements included in Part I, Item 1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 27, 2010 (“Original Quarterly Financial Statements”), which were filed with the SEC on August 10, 2010 (the “Original Filing”).
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

Lastly, the Company miscalculated the basic and diluted weighted average number of common shares outstanding for the three- and six-month period ended June 27, 2010.  No other financial statement line items were affected by this miscalculation.  The Company’s Restated Financial Statements reflect this correction.

A summary comparison of the Original Quarterly Financial Statements to the Restated Financial Statements showing the material net effect of the Restatement follows:
DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27, 2010			December 27, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Total current assets	1,195,181	—	1,195,181	1,144,061	1,329,361	2,473,422
Deferred income taxes	786,942	(219,493)	567,449	246,754	—	246,754
Total other long-term assets	16,271,537	—	16,271,537	8,327,412	4,129,160	12,456,572

Total assets	$18,253,660	$(219,493)	$18,034,167	$9,718,227	$5,458,521	$15,176,748

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Total current liabilities	3,998,381	—	3,998,381	2,080,354	1,419,562	3,499,916
Total long-term liabilities	15,034,666	—	15,034,666	5,445,161	3,449,873	8,895,034

Total liabilities	19,033,047	—	19,033,047	7,525,515	4,869,435	12,394,950

Stockholders’ equity (deficit)
Common stock	1,888	—	1,888	1,863	—	1,863
Additional paid-in capital	2,622,286	—	2,622,286	2,356,155	—	2,356,155
Retained earnings (accumulated deficit)	(2,998,640)	(219,493)	(3,218,133)	(165,306)	589,086	423,780
Comprehensive (loss) income	(404,921)	—	(404,921)	—	—	—

Total stockholders’ equity (deficit)	(779,387)	(219,493)	(998,880)	2,192,712	589,086	2,781,798

Total liabilities and stockholders’ equity (deficit)	$18,253,660	$(219,493)	$18,034,167	$9,718,227	$5,458,521	$15,176,748

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 27, 2010			Three Months Ended June 30, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue
Food and beverage sales	$10,683,821	$—	$10,683,821	$4,305,776	$6,097,303	$10,403,079
Management and advertising fees	—	—	—	441,276	(441,276)	—

Total revenue	10,683,821	—	10,683,821	4,747,052	5,656,027	10,403,079

Operating expenses
Compensation costs	3,397,029	—	3,397,029	1,491,686	1,474,982	2,966,668
Food and beverage costs	3,137,948	—	3,137,948	1,348,406	1,946,785	3,295,191
General and administrative	2,642,782	—	2,642,782	1,019,158	1,256,917	2,276,075
Pre-opening	111,921	—	111,921	131,277	—	131,277
Occupancy	573,619	—	573,619	275,805	446,370	722,175
Depreciation and amortization	640,715	—	640,715	358,439	180,262	538,701

Total operating expenses	10,504,014	—	10,504,014	4,624,771	5,305,316	9,930,087

Operating profit	179,807	—	179,807	122,281	350,711	472,992

Interest expense	(518,143)	—	(518,143)	(104,585)	(66,571)	(171,156)
Other income (expense), net	(15,658)	—	(15,658)	79,295	17,950	97,245

Income (loss) before income taxes	(353,994)	—	(353,994)	96,991	302,090	399,081

Income tax benefit (provision)	244,463	—	244,463	(26,668)	(86,454)	(113,122)

Net income (loss)	$(109,531)	$—	$(109,531)	$70,323	$215,636	$285,959

Basic earnings (loss) per share — as reported	$(0.006)	0.00	$(0.006)	$0.004	$0.012	$0.016
Fully diluted earnings (loss) per share — as reported	$(0.004)	(0.00)	$(0.004)	$0.002	$0.007	$0.010

Weighted average number of common shares outstanding
Basic	18,870,505	5,495	18,876,000	18,070,000	—	18,070,000
Diluted	29,160,000	(140,000)	29,020,000	29,020,000	—	29,020,000

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 27, 2010			Six Months Ended June 30, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue
Food and beverage sales	$19,325,822	$2,073,877	$21,399,699	$8,440,786	$12,392,248	$20,833,034
Management and advertising fees	165,886	(165,886)	—	897,805	(897,805)	—

Total revenue	19,491,708	1,907,991	21,399,699	9,338,591	11,494,443	20,833,034

Operating expenses
Compensation costs	5,983,841	450,185	6,434,026	2,850,893	2,914,334	5,765,227
Food and beverage costs	5,810,496	664,714	6,475,210	2,630,402	3,929,893	6,560,295
General and administrative	4,675,377	408,300	5,083,677	2,125,829	2,701,727	4,827,556
Pre-opening	217,179	—	217,179	133,078	—	133,078
Occupancy	1,183,785	150,054	1,333,839	550,202	895,517	1,445,719
Depreciation and amortization	1,163,275	82,329	1,245,604	704,844	322,355	1,027,199

Total operating expenses	19,033,953	1,755,582	20,789,535	8,995,248	10,763,826	19,759,074

Operating profit	457,755	152,409	610,164	343,343	730,617	1,073,960

Interest expense	(668,426)	(19,450)	(687,876)	(215,892)	(135,311)	(351,203)
Other income (expense), net	(2,567)	4,130	1,563	90,514	33,673	124,187

Income (loss) before income taxes	(213,238)	137,089	(76,149)	217,965	628,979	846,944

Income tax benefit (provision)	354,979	(233,092)	121,887	(68,429)	(146,577)	(215,006)

Net income (loss)	$141,741	$(96,003)	$45,738	$149,536	$482,402	$631,938

Basic earnings per share — as reported	$0.008	$(0.005)	$0.002	$0.008	$0.027	$0.035
Fully diluted earnings per share — as reported	$0.005	$(0.003)	$0.002	$0.005	$0.017	$0.022

Weighted average number of common shares outstanding
Basic	18,870,505	2,748	18,873,253	18,070,000	—	18,070,000
Diluted	29,090,000	(70,000)	29,020,000	29,020,000	—	29,020,000

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				Retained Earnings	Accumulated Other
	Common Stock		Additional	(Accumulated	Comprehensive	Total Stockholders’
BALANCES AS PREVIOUSLY REPORTED:	Shares	Amount	Paid-In Capital	Deficit)	Income (Loss)	Equity (Deficit)

Balances — December 27, 2009	18,626,000	$1,863	$2,356,155	$(165,306)	$—	$2,192,712

Shares issued for warrants	250,000	25	249,975	—	—	250,000

Share-based compensation	—	—	16,156	—	—	16,156

Aquisition of BWW restaurants	—	—	—	(2,975,075)	—	(2,975,075)

Distributions	—	—	—	—	—	—

Unrealized changes in fair value of cash flow hedges	—	—	—	—	(404,921)	(404,921)

Net income	—	—	—	141,741	—	141,741

Balances — June 27, 2010	18,876,000	$1,888	$2,622,286	$(2,998,640)	$(404,921)	$(779,387)

				Retained Earnings	Accumulated Other
	Common Stock		Additional	(Accumulated	Comprehensive	Total Stockholders’
ADJUSTMENTS:	Shares	Amount	Paid-In Capital	Deficit)	Income (Loss)	Equity (Deficit)

Balances — December 27, 2009	—	—	—	589,086	—	589,086

Shares issued for warrants	—	—	—	—	—	—

Share-based compensation	—	—	—	—	—	—

Aquisition of BWW restaurants	—	—	—	(159,715)	—	(159,715)

Distributions	—	—	—	(552,861)	—	(552,861)

Unrealized changes in fair value of cash flow hedges	—	—	—	—	—	—

Net income	—	—	—	(96,003)	—	(96,003)

Balances — June 27, 2010	—	—	—	(219,493)	—	(219,493)

				Retained Earnings	Accumulated Other
	Common Stock		Additional	(Accumulated	Comprehensive	Total Stockholders’
BALANCES AS RESTATED:	Shares	Amount	Paid-In Capital	Deficit)	Income (Loss)	Equity (Deficit)

Balances — December 27, 2009	18,626,000	$1,863	$2,356,155	$423,780	$—	$2,781,798

Shares issued for warrants	250,000	25	249,975	—	—	250,000

Share-based compensation	—	—	16,156	—	—	16,156

Aquisition of BWW restaurants	—	—	—	(3,134,790)	—	(3,134,790)

Distributions	—	—	—	(552,861)	—	(552,861)

Unrealized changes in fair value of cash flow hedges	—	—	—	—	(404,921)	(404,921)

Net income	—	—	—	45,738	—	45,738

Balances — June 27, 2010	18,876,000	1,888	2,622,286	(3,218,133)	(404,921)	(998,880)

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 27, 2010			Six Months Ended June 30, 2009
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net cash provided by operating activities	1,674,856	(93,479)	1,581,377	1,116,224	969,523	2,085,747

Net cash used in investing activities	(2,501,501)	1,011	(2,500,490)	(1,127,110)	(332,031)	(1,459,141)

Net cash provided by financing activities	846,089	(852,376)	(6,287)	301,133	(988,406)	(687,273)

Net increase in cash and cash equivalents	19,444	(944,844)	(925,400)	290,247	(350,914)	(60,667)

Cash and cash equivalents, beginning of period	649,518	944,844	1,594,362	133,865	895,594	1,029,459

Cash and cash equivalents, end of period	$668,962	$—	$668,962	$424,112	$544,680	$968,792

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

ACQUISITION OF NINE AFFILIATED BWW RESTAURANTS
On February 1, 2010, the Company acquired nine affiliated BWW restaurants (“the Affiliates Acquisition”) in Michigan and Florida. The Affiliates Acquisition was valued at $3.1 million. The Company financed the Affiliates Acquisition through the issuance of subordinated promissory notes to the sellers totaling $3,134,790. The notes are amortized over six years and bear interest at 6% per year (refer to Note 2 in the notes to interim consolidated financial statements for further details).
The Affiliates Acquisition consisted of BWW Michigan stores in Sterling Heights, Fenton, Novi, Clinton Township, Ferndale, and Warren and Florida stores in Brandon, Fish Hawk Ranch, and Sarasota. The stores range in age from four to 10 years. The Affiliates Acquisition allows us to fully capture the potential economic benefits associated with these nine BWW stores in 2010 and beyond.
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
RESULTS OF OPERATIONS
For the three months ended June 27, 2010 and for the six months ended June 27, 2010, revenue was generated from the operations of 17 BWW restaurants and three Bagger Dave’s Legendary Burgers and Fries (“Bagger Dave’s”) restaurants (with the newest location in Novi, MI recently opened in February 2010). For the three months ended June 30, 2009 and the six months ended June 30, 2009, revenue was generated from the operations of 15 BWW restaurants and two Bagger Dave’s restaurants.

	Three Months Ended
	June 27 2010 (Restated)	June 30 2009 (Restated)	$ Change	% Change
Revenue
Food and beverage sales	$10,683,821	$10,403,079	$280,742	2.7%

Total revenue	$10,683,821	$10,403,079	$280,742	2.7%

Revenue increased 2.7% to $10.7 million a result of the new store openings.

	Six Months Ended
	June 27	June 30
	2010 (Restated)	2009 (Restated)	$ Change	% Change
Revenue
Food and beverage sales	$21,399,699	20,833,034	566,665	2.7%

Total revenue	$21,399,699	$20,833,034	$566,665	2.7%

Revenue increased 2.7% to $21.4 million a result of the new store openings.

OPERATING EXPENSES

	Three Months Ended
	June 27 2010	June 30 2009	$	%	% Revenue	% Revenue
	(Restated)	(Restated)	Change	Change	2010	2009
Operating expenses
Compensation costs	$3,397,029	$2,966,668	$430,361	14.5%	31.8%	28.5%
Food and beverage costs	3,137,948	3,295,191	(157,243)	(4.8)%	29.4%	31.7%
General and administrative	2,642,782	2,276,075	366,707	16.1%	24.7%	21.9%
Pre-opening	111,921	131,277	(19,356)	(14.7)%	1.0%	1.3%
Occupancy	573,619	722,175	(148,556)	(20.6)%	5.4%	6.9%
Depreciation and amortization	640,715	538,701	102,014	18.9%	6.0%	5.2%

Total operating expenses	$10,504,014	$9,930,087	$573,927	5.8%	98.3%	95.5%

Compensation costs increased 14.5%, or $430,361, for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009. As a percentage of revenue, compensation costs increased from 28.5% for the three months ended June 30, 2009 to 31.8% for the three months ended June 27, 2010. This increase as a percentage of revenue is attributed to labor inefficiencies associated with new store openings.
Food and beverage costs decreased by $157,243, or 4.8%, for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009. As a percentage of revenue, food and beverage costs decreased from 31.7% for the three months ended June 30, 2009 to 29.4% for the three months ended June 30, 2010. The decrease in food cost as a percentage of revenue is primarily a result of the decrease in fresh, bone-in chicken wing prices.
General and administrative costs increased by 16.1%, or $366,707, for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009. As a percentage of revenue, the general and administrative costs increased from 21.9% for the three months ended June 30, 2009 to 24.7% for the three months ended June 27, 2010 primarily due to an increase in overall advertising, higher repair and maintenance charges and loan termination fees. These increases were partially offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs decreased by 14.7% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009 due to fewer restaurants undergoing a construction phase during the current three-month period. As a percentage of revenue, pre-opening costs decreased from 1.3% for the three months ended June 30, 2009 to 1.0% for the three months ended June 27, 2010 for the same reason.
Occupancy costs decreased by 20.6% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009. As a percentage of revenue, occupancy costs for the three months ended June 27, 2010 were 5.4% compared with occupancy costs of 6.9% for the three months ended June 30, 2009. This is primarily due the Brandon Property transaction, which provided a one-time reversal of accrued rent in the amount of $213,466 (refer to Note 2 for further details on the real estate transaction and Note 1, under Lease Accounting, for further details on accrued rent).

Depreciation and amortization costs increased by 18.9% for the three months ended June 27, 2010 when compared with the three months ended June 30, 2009. As a percentage of revenue, depreciation and amortization costs increased to 6.0% for the three months ended June 30, 2010 from 5.2% for the three months ended June 30, 2009, respectively. This is primarily due to the depreciation and amortization that is recorded for the new restaurant locations.

	Six Months Ended
	June 27 2010	June 30 2009	$	%	% Revenue	% Revenue
	(Restated)	(Restated)	Change	Change	2010	2009
Operating expenses
Compensation costs	$6,434,026	$5,765,227	$668,799	11.6%	30.1%	27.7%
Food and beverage costs	6,475,210	6,560,295	(85,085)	(1.3)%	30.3%	31.5%
General and administrative	5,083,677	4,827,556	256,121	5.3%	23.8%	23.2%
Pre-opening	217,179	133,078	84,1001	63.2%	1.0%	0.6%
Occupancy	1,333,839	1,445,719	(111,880)	(7.7)%	6.2%	6.9%
Depreciation and amortization	1,245,604	1,027,199	218,405	21.3%	5.8%	4.9%

Total operating expenses	$20,789,535	$19,759,074	$1,030,461	5.2%	97.1%	94.8%

Compensation costs increased 11.6% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009. As a percentage of revenue, compensation costs increased from 27.7% to 30.1% for the six months ended June 30, 2009 and June 27, 2010, respectively. This increase as a percentage of revenue is attributed to labor inefficiencies associated with new store openings.
Food and beverage costs decreased by 1.3% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009. As a percentage of revenue, food and beverage costs decreased from 31.5% for the six months ended June 30, 2009 to 30.3% for the six months ended June 27, 2010. The decrease in food cost as a percentage of revenue is primarily a result of the decrease in fresh, bone-in chicken wing prices.
General and administrative costs increased by 5.3% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009. As a percentage of revenue, general and administrative costs increased from 23.2% for the six months ended June 30, 2009 to 23.8% for the six months ended June 27, 2010 primarily due to an increase in overall advertising, higher repair and maintenance charges and loan termination fees. These increases were mostly offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs increased by 63.2% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009. As a percentage of total revenue, pre-opening costs increased from 0.6% to 1.0% when comparing the six months ended June 30, 2009 to the six months ended June 27, 2010 as a result of two restaurants undergoing a construction phase during the current six-month period versus one restaurant undergoing a construction phase during the first half of 2009.
Occupancy costs decreased by 7.7% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009. As a percentage of revenue, occupancy costs for the six months ended June 27, 2010 were 6.2% compared with occupancy costs of 6.9% for the six months ended June 30, 2009. This is primarily due the Brandon Property transaction, which provided a one-time reversal of accrued rent in the amount of $213,466 (refer to Note 2 for further details on the real estate transaction and Note 1, under Lease Accounting, for further details on accrued rent). This decrease was partially offset by the addition of rent for two newly-opened restaurants.

Depreciation and amortization costs increased by 21.3% for the six months ended June 27, 2010 when compared with the six months ended June 30, 2009. As a percentage of revenue, depreciation and amortization costs increased to from 4.9% to 5.8% for the six months ended June 30, 2009 and six months ended June 27, 2010, respectively. This is primarily due to the depreciation and amortization that is recorded for the new restaurant locations.
INTEREST AND TAXES
For the three months and six months ended June 27, 2010, interest expense was $518,413 and $687,876, respectively, compared to the three months and six months ended June 30, 2009, when interest expense of $171,155 and $351,203, respectively. For both of the current-year periods, the increase was primarily due to the one-time charge of $301,430 in the second quarter of 2010 related to pre-payment penalties on refinanced debt (see Note 2 for further details).
For the three months and six months ended June 27, 2010, we booked an income tax benefit of $244,463 and $121,887, respectively, compared to the three months and six months ended June 30, 2009, when income tax provisions of $26,668 and $68,429, respectively, were recorded. The 2010 quarterly tax benefits primarily resulted from amounts we were able to recognize for net operating loss carry forwards, deferred rent expense, start-up costs, and tax credit carry forwards.
LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS
Our current consolidated interim cash flow from operations for the six months ended June 27, 2010 was $1,581,377 compared with $2,085,747 for the six months ended June 30, 2009. On May 5, 2010, DRH entered into a new credit facility with Charter One, a division of RBS Citizens, N.A. This debt facility refinanced all existing senior debt originally used to finance the building of our existing stores over the years as well as made available a $6 million development line of credit for future borrowings. We intend to fund up to 70% of future restaurants with our $6.0 million development line of credit and all remaining capital requirements from operational cash flow. The $9.0 million refinance of existing debt will free up approximately $1.0 million in cash flow for the first 12 months due to a lower fixed interest rate and the re-amortization of debt (see Note 2 and our 8-K filing of May 10, 2010 for further details on our Credit Facility).
In 2010, we anticipate drawing on the new development line of credit for the following new restaurants:
•
Chesterfield, Michigan — BWW — construction began in the second quarter of 2010 with an anticipated opening date of Sunday, August 22, 2010. The estimated cost of construction is approximately $950,000. We anticipate borrowing up to 70% of the necessary funds and paying the remaining balance through cash from operations.

•	Ft. Myers, FL — BWW — construction is scheduled to begin in August 2010 with an anticipated opening date in the fourth quarter of 2010.

•	Brighton, MI — Bagger Dave’s — construction is scheduled to begin in September with an anticipated opening dated in the fourth quarter of 2010.
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
The Amended Agreement includes the right to develop nine additional BWW restaurants, which increases the total number of BWW restaurants we have a right to develop to 32. Under the Amended Agreement, we paid Buffalo Wild Wings, Inc., as Franchisor, a development fee of $31,250. Franchise fees for the nine additional restaurants will be $12,500 each. We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of June 27, 2010, 11 of these restaurants had been opened for business under the Amended Agreement and 31 remain. Another six restaurants were opened prior to the Area Development Agreement which, assuming that we are successful at fulfilling our Area Development Agreement, will bring DRH’s total BWW restaurant count to 38 by November 1, 2017.
The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees, and there are no assets held either as collateral or by third parties, that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”, which is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of June 27, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was $1,932,993 and 2,938,000, respectively. The Company’s guarantees extend for the full term of the debt agreements, which expire in 2019. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company and the related entity for which it has provided the guarantees operate under common ownership and management control and, in accordance with FASB ASC 460 (“ASC 460”), Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At June 27, 2010, payments on the debt obligations were current.
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

Deferred Tax Assets
The Company records deferred tax assets for the value of benefits expected to be realized from the utilization of state and federal net operating loss carry forwards. We periodically review these assets for realizability based upon expected taxable income in the applicable taxing jurisdictions. To the extent we believe some portion of the benefit may not be realizable, an estimate of the unrealized portion is made and an allowance is recorded. At June 27, 2010, we had no valuation allowance, as we believe we will generate sufficient taxable income in the future to realize the benefits of our deferred tax assets. This belief is principally based upon the Company’s exercise option to purchase the nine affiliated restaurants it previously managed, which happened on February 1, 2010. Realization of these deferred tax assets is dependent upon generating sufficient taxable income prior to expiration of any net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that the remaining recorded deferred tax assets will be realized. If the ultimate realization of these deferred tax assets is significantly different from our expectations, the value of its deferred tax assets could be materially overstated.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
Not Applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the acquisition of affiliated restaurants under common control and income taxes associated therewith, the Company’s disclosure controls and procedures were not effective as of June 27, 2010.
For certain additional information regarding the restatements of certain of the Company’s historical financial results and the material weakness identified by management, see Note 15 of the accompanying Notes to the interim consolidated financial statements included herewith.
Changes in Internal Control. On April 22, 2010, the Company retained a controller with public accounting expertise to strengthen its internal accounting team. In addition, the Board of Directors elected the controller to serve in the capacity of Chief Compliance Officer. The Company believes that adding a controller with public accounting expertise will improve the Company’s internal control over financial reporting.
Additionally, as a result of the identification of the issues that led to the restatements, and the related reassessment of our disclosure controls and procedures, including our internal control over financial reporting, as of September 26, 2010, there have been subsequent changes in our controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, the following have been implemented:
•
During the 3rd Quarter of 2010, the Company adopted an internal policy requiring written documentation of the accounting methods applied to significant accounting transactions and the rationale for selecting such methods.

•
During the 3rd Quarter of 2010, the Company adopted an internal policy requiring the review, by a third-party subject matter expert, of material and complex transactions, such as the Affiliates Acquisition that we completed on February 1, 2010.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits:

**2.1	Brandon Property Purchase and Sale Agreement dated March 25, 2010 between our subsidiary, MCA Enterprises, Brandon, Inc. and Florida Wings Group, LLC.

*3.1	Certificate of Incorporation.

*3.2	By-Laws.

10.1	Real Estate Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (filed with Original Filing and not refiled herewith).

10.2	Bridge Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (filed with Original Filing and not refiled herewith).

10.3	Promissory Note dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Florida Wings Group, LLC (filed with Original Filing and not refiled herewith).

10.4	Buffalo Wild Wings Franchise Agreement dated June 3, 2010 between our subsidiary, AMC Ft. Myers, Inc., and Buffalo Wild Wings International, Inc. (filed with Original Filing and not refiled herewith).

***10.5	RBS Development Line of Credit Agreement dated May 5, 2010 between DRH and RBS.

***10.6	RBS Credit Agreement dated May 5, 2010 between DRH and RBS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference.

**	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K on June 30, 2010.

***	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K on May 10, 2010.

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