Form 10-Q/A
period 2010-09-26
Diversified Restaurant Holdings, Inc.
filed 2010-12-10
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
(Do not check if a smaller reporting company)

EXPLANATORY NOTE
We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, as filed on November 12, 2010 (the “Original Filing”), solely for the purpose of amending Part I, Item 4. The Company has also included updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32 to this Amendment as required by Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.
Other than as described above, this Amendment does not modify or update in any way disclosures made in the Original Filing. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to the original filing date.
PART I.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures. As of September 26, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 26, 2010.
Changes in Internal Control. Management made changes to the Company’s internal control over financial reporting during the quarter ended September 26, 2010 (the “Third Quarter”) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, as a result of identification, during the Third Quarter, of the issues that led to the restatement of our first and second quarter reports and the resulting conclusion by our principal executive and principal financial officers that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for the acquisition of affiliated restaurants under common control and income taxes associated therewith, the Company’s disclosure controls and procedures were not effective as of March 28, 2010 and June 27, 2010, the Company implemented the following additional remedial measures during the Third Quarter:
•	The Company adopted an internal policy requiring written documentation of the accounting methods applied to significant accounting transactions and the rationale for selecting such methods.
•
The Company adopted an internal policy requiring the review, by an outside subject matter expert, of material and complex transactions, such as the acquisition of affiliated restaurants that we completed on February 1, 2010.

PART II.

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

10.1
Buffalo Wild Wings Franchise Agreement dated July 29, 2010 by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (filed as part of the Original Filing and not refiled herewith).

10.2
Renewal Addendum to Buffalo Wild Wings Franchise Agreement dated July 29, 2010, by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (filed as part of the Original Filing and not refiled herewith).

10.3
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (filed as part of the Original Filing and not refiled herewith).

10.4
Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly known as MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc. (filed as part of the Original Filing and not refiled herewith).

10.5	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (filed as part of the Original Filing and not refiled herewith).

10.6	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (filed as part of the Original Filing and not refiled herewith).

10.7
Commercial Security Agreement dated June 30, 2008, between Ann Arbor Burgers, Inc., a wholly-owned subsidiary of the Company, and Home City Federal Savings Bank of Springfield. (Note: This exhibit is filed to replace Exhibit 10.1 to our Form 8-K filed July 7, 2008, which contained technical errors that rendered certain portions of the exhibit illegible.) (Filed as part of the Original Filing and not refiled herewith.)

10.8
Promissory Note dated June 30, 2008 between Ann Arbor Burgers, Inc., a wholly-owned subsidiary of the Company, and Home City Federal Savings Bank of Springfield. (Note: This exhibit is filed to replace Exhibit 10.2 to our Form 8-K filed July 7, 2008, which contained technical errors that rendered certain portions of the exhibit illegible.) (Filed as part of the Original Filing and not refiled herewith.)

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

4