Form 10-K
period 2010-12-26
Diversified Restaurant Holdings, Inc.
filed 2011-03-28
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 26, 2010
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 000-53577
DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-0606420
(State of other jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or organization)
27680 Franklin Rd., Southfield, MI 48034
(Address of principal executive offices)

Registrant’s telephone number (248) 223-9160

Securities registered pursuant to Section 12(b) of the Exchange Act:
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates was $34,595,213 based on the closing sale price of the Company’s common stock as reported on the OTC:BB stock market on June 25, 2010.
The number of shares outstanding of the registrant’s common stock as of March 25, 2011: 18,876,000 shares
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

PART I
The registrant, Diversified Restaurant Holdings, Inc., and its subsidiaries, are referred to in this Annual Report on Form 10-K (“Annual Report”) as “Diversified”, “DRH”, “Company”, or in the nominative “we” or “us” or the possessive “our”.
Cautionary Statement Regarding Forward Looking Information
Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the U.S. Private Securities Litigation Reform Act of 1995.
Forward-looking statements are subject to risks, uncertainties and assumptions and are identified by words such as “expects,” “estimates,” “projects,” “anticipates,” “believes,” “could,” and other similar words. Forward-looking statements are based upon the current beliefs and expectations of management. All statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in DRH’s communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, store openings, acquisitions, franchise sales, commodity pricing, labor costs, or developments with respect to litigation or litigation costs that are not clearly historical in nature and are addressing operating performance, events, or developments that DRH expects or anticipates will occur in the future, including but not limited to franchise sales, restaurant openings, financial performance, and adverse developments with respect to litigation or increased litigation costs, the operation or performance of the Company’s business units, or the market price of its common stock are forward-looking statements and are subject to known and unknown risks, uncertainties, and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors include the risk factors listed and more fully described in Item 1A below, “Risk Factors,” as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

ITEM 1.	BUSINESS
Introduction
Diversified Restaurant Holdings, Inc. (“DRH”) was formed on September 25, 2006. In 2008, the Company was taken public through a self-underwritten initial public offering and became a publicly-held company. DRH and its wholly-owned subsidiaries, including AMC Group, Inc, (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), develop, own, and operate Bagger Dave’s and BWW restaurants located throughout Michigan and Florida, as detailed below.
The Company is a leading Buffalo Wild Wings® (“BWW”) franchisee and, as of March 25, 2011, operates 21 BWW restaurants (14 in Michigan and seven in Florida). The recipient of many franchise awards, including awards for the Highest Annual Restaurant Sales in 2004, 2005, and 2006, DRH remains on track to fulfill its Area Development Agreement with Buffalo Wild Wings, Inc. (“BWWI”), which requires a total of 32 BWW restaurants by 2017.
DRH is the owner, operator, and franchisor of the unique, full-service, ultra-casual restaurant and bar Bagger Dave’s Legendary Burger TavernTM (“Bagger Dave’s”), which was launched in January 2008. As of March 25, 2011, there are four locations in the state of Michigan. DRH is approved to franchise Bagger Dave’s in the states of Michigan, Indiana, Ohio, and Illinois. For more information, please visit www.baggerdaves.com.
The following organizational chart outlines the corporate structure of the Company and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated or organized in the state of Michigan.

AMC was formed on March 28, 2007 and serves as the operational and administrative center for the Company. AMC renders management, operational support, and advertising services to WINGS and its subsidiaries and BURGERS and its subsidiaries. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.
WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. The Company is economically dependent on retaining its franchise rights with BWWI. The franchise agreements have specific initial term expiration dates ranging from November 23, 2011 through September 7, 2030, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through September 7, 2045. The Company believes it is in compliance with the terms of these agreements at March 25, 2011.
BURGERS was formed on March 12, 2007 and serves as a holding company for its Bagger Dave’s restaurants. Bagger Dave’s Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave’s concept and has rights to franchise in the states of Michigan, Ohio, Indiana, and Illinois.
The Company’s Headquarters are located at 27680 Franklin Road, Southfield, Michigan, 48034. Our telephone number is (248) 223-9160. We can also be found on the internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.
At the end of 2009, we converted to a 52/53 week fiscal year ending the last Sunday in December. Our 2010 and 2009 fiscal years ended on December 26, 2010 and December 27, 2009, respectively, and had 364 and 361 operating days, respectively.
Background
We were founded by T. Michael Ansley, our President and CEO, in late 2004 as an operating center for seven BWW locations that Mr. Ansley owned and operated as a franchisee. Mr. Ansley opened his first affiliated BWW in December 1999 and, since then, has received numerous awards from BWWI, including awards for highest annual restaurant sales and operator of the year to name a few.
In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”). The IFA’s membership consists of over 10,000 franchisees and 1,300 franchisor companies and its mission is to protect, enhance, and promote franchising.
DRH was formed in 2006 to provide the framework and financial flexibility to grow both as a franchisee of BWW and to develop and grow our unique Bagger Dave’s Legendary Burger Tavern® restaurant concept.
We originated the Bagger Dave’s® concept with our first store opening in January 2008 in Berkley, Michigan, followed later that year with our second store in Ann Arbor, Michigan. We opened our third store in February 2010 which is located in Novi, Michigan. Our fourth restaurant opened in February 2011 in Brighton, Michigan.

Restaurant Concepts
Buffalo Wild Wings
We are a franchisee for Buffalo Wild Wings, Inc. (NASDAQ: BWLD) which, as of December 26, 2010, reported 732 Buffalo Wild Wing Grill & Bar® restaurants in 44 states that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, craveable menu items in a welcoming neighborhood atmosphere with an extensive multi-media social environment, a full bar, and an open layout that creates a distinctive dining experience for sports fans and families alike. The restaurants are differentiated by the social environment we create and the connection we make with our team members, guests, and the local community. The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes. Guests have the option of watching various sporting events on projection screens or approximately 50 additional televisions, competing in Buzztime Trivia, or playing video games.
BWW restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. The BWW menu is competitively priced between the quick casual and casual dining segments, featuring traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers, and salads. The made-to-order menu items are enhanced by the bold flavor profile of BWW’s 14 signature sauces and four signature seasonings, which range in flavor from Sweet BBQ™ to Blazin’®. The restaurants offer approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. The award-winning food and memorable experience drives guest visits and loyalty. Our typical BWW restaurant derives approximately 77% of its revenues from food and 23% of its revenue from alcohol sales, primarily draft beer.
Bagger Dave’s Legendary Burger TavernTM
Bagger Dave’s is our first initiative to diversify our operations by developing our own unique, full-service, ultra-casual restaurant and bar concept, which was launched in January 2008. We have created a warm, inviting, and entertaining atmosphere through friendly and memorable guest service. We believe our guests will be craving our beef and turkey burgers after their first bite.
The concept focuses on local flair with the interior showcasing historic photos of the city in which it resides. It also features an electric train that runs above the dining room and bar areas. Bagger Dave’s offers a full-service, family-friendly restaurant and bar with a casual, comfortable atmosphere. The menu features freshly-made burgers (never frozen), accompanied by more than 30 toppings from which to choose, fresh-cut fries, hand-dipped milkshakes, and a selection of craft beer and wine. Signature items include Sloppy Dave’s BBQ®, Train Wreck Burger®, and Bagger Dave’s Amazingly Delicious Turkey Black Bean Chili®.
The guiding principle of the Bagger Dave’s brand is genuine simplicity. The burgers are made from a USDA fresh premium ground beef blend with no trimmings or Michigan fresh ground turkey. The burgers come in the “Regular” (two patties) or “Small” (one patty) versions on fresh buns. Customers can choose from burger “Legends” including the Train Wreck Burger®, the Blues Burger® and Sloppy Dave’s BBQ® or guests have the freedom to “Create Your Own Legend” which allows you to totally customize your burger choosing from a variety of buns and more than 30 toppings, including custom house-made sauces presenting bold and exciting new flavors. In addition, burger toppings include various cheeses, bacon, egg, guacamole and a variety of complimentary toppings — sautéed mushrooms and onions, barbecue sauce, steak sauce and other standard condiments.
Beyond legendary burgers, Bagger Dave’s offers our Amazingly Delicious Turkey Black Bean Chili®, a Veggie Black Bean burger, a grilled cheese sandwich, a BLT sandwich, salads, and fresh-cut fries. The fries are cut in-house from Idaho potatoes and cooked in canola oil using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs. We also offer Dave’s Sweet Potato Chips®, a Bagger Dave’s specialty using fresh cut premium sweet potatoes from North Carolina. Customers can choose from our own signature dipping sauces of honey/cinnamon/sea salt mix (especially good on the sweet potato chips) or honey mustard. Bagger Dave’s also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins.

To reinforce the Bagger Dave’s name and brand, our burgers, sandwiches and fries/chips are served in natural (brown) bags with our logo stamped prominently thereon and set in a cake tin.
We believe our tagline captures it all: “Bagger Dave’s®. Legendary Tastes. Unforgettable Experience.” As of March 25, 2011, there are four locations in the state of Michigan. DRH is approved to franchise Bagger Dave’s in the states of Michigan, Indiana, Ohio, and Illinois. For more information, please visit www.baggerdaves.com. More information on Bagger Dave’s® can be found on our website: www.baggerdaves.com.
Significant Business Transactions
Acquisition of Nine Affiliated BWW Restaurants
On February 1, 2010, the Company, through its WINGS subsidiary, acquired nine affiliated BWW restaurants it previously managed (“Affiliates Acquisition”). Under the terms of the agreements (“Purchase Agreements”), the purchase price for each of the affiliated restaurants was determined by multiplying each restaurant’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the previous three fiscal years (2007, 2008, and 2009) by two, and subtracting the long-term debt of the respective restaurant. Two of the affiliated restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those restaurants was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The Affiliates Acquisition was approved by resolution of the disinterested directors of the Company, who determined that the acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company paid the purchase price for each of the affiliated restaurants to each selling shareholder by issuing an unsecured promissory note for the pro-rata value of the equity interest in the affiliated restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50, Business Combinations: Transactions Between Entities Under Common Control, the Company accounted for the Affiliates Acquisition as a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009). Further, prior years amounts also have been retrospectively adjusted to furnish comparative information while the entities were under common control. Because the Affiliates Acquisition was amongst related parties, goodwill could not be recognized. Alternatively, the goodwill associated with the Affiliates Acquisition was recognized as a decrease in stockholders’ equity.
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
The Company plans to use the DLOC to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at 4% over LIBOR as adjusted monthly. During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 4% over LIBOR as adjusted monthly, with principal and interest amortized over the life of the loan and with a maturity date of May 5, 2017. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by November 5, 2011, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly. On September 24, 2010 and March 9, 2011, the Company converted $1,424,000 and $2,900,000, respectively, into a term loan through a fixed-rate swap arrangement. The termination date is May 5, 2017 for both conversions and interest is fixed at a rate of 5.91% for the September 24, 2010 conversion and 6.35% for the March 9, 2011 conversion. Principal and interest payments are amortized over the life of the loan, with monthly payments of approximately $21,000 for the September 24, 2010 conversion and approximately $48,000 for the March 9, 2011 conversion.

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
Growth Strategy
We firmly believe that a happy employee translates into a happy guest. A happy guest drives repeat sales and word-of-mouth marketing — two key factors that are fundamental to our sales growth strategy. We believe that our core areas of expertise include site selection, development, management, quality guest service, and operations. We plan to grow by increasing the number of restaurants in each of the two concepts we currently offer and by developing or acquiring additional concepts that can be expanded profitably.
As of December 26, 2010, we are an experienced operator of 19 franchised BWW restaurants; 13 restaurants in Michigan and six in Florida. We have a development agreement with BWWI to operate 32 BWW restaurants by 2017. We plan to open a total of three Buffalo Wild Wings restaurants in 2011, including our Traverse City, Michigan, and Lakeland, Florida BWW restaurants that opened in the first quarter of 2011 and one additional restaurant planned for the fourth quarter of 2011. We expect to open additional stores if optimal locations are found and appropriate financing can be secured.

In 2008, we established a new restaurant concept, Bagger Dave’s Legendary Burger Tavern®. We had two restaurants that began operations in 2008 and one that began operation in February 2010. As our Bagger Dave’s concept has proven to be successful thus far, we plan to grow and franchise throughout the upper Midwest and, ultimately, nationally. We believe that with the three stores currently operating and the fourth just opened in February of 2011, we can demonstrate proof of the concept and begin franchising the Bagger Dave’s concept. We plan to open a total of three Bagger Dave’s restaurants in 2011; our Brighton, Michigan restaurant opened in February 2011, and we plan to open one additional Bagger Dave’s restaurant in each of the third and fourth quarters of 2011. We expect to open additional stores if optimal locations are found and appropriate financing can be secured.
We currently have Franchise Disclosure Documents filed and approved in Michigan, Indiana, Ohio, and Illinois. Our plan is to continue to develop and grow this concept as we concurrently expand our BWW franchises in Michigan and Florida.
We plan to fund the startup of these BWW and Bagger Dave’s restaurants through our existing DLOC or other suitable funding sources. These loans will be recorded as liabilities on our balance sheet and the furniture, equipment and leasehold improvements will be recorded as capital assets on the balance sheet of each separate affiliated legal entity that owns the restaurant. The financial statements of these wholly-owned subsidiaries will be combined with our balance sheet on a consolidated basis for reporting purposes.
Site Selection
We conduct extensive analysis to determine the location of each new restaurant. Proximity to businesses (office buildings, movie theaters, manufacturing plants, hospitals, etc.) and leveraging high-traffic venues are a key success criteria for our business.
For our restaurants, we prefer a strong end-cap position in a well-anchored shopping center or lifestyle entertainment center. Movie theaters are also a major traffic driver for BWW. Three of our locations are directly beside or in front of a movie theater. However, we do not rule out freestanding locations if the opportunity meets certain economic criteria. As of December 26, 2010, we operate five stand-alone building locations. In February 2011, we opened our sixth stand-alone restaurant in Lakeland, Florida.
Restaurant Operations
We believe that retaining high quality restaurant managers, valuing our employees, and providing fast, friendly service to our guests will be key to our continued success.
Management and Staffing
The core values that define our corporate culture are cleanliness, service, and organization. Our restaurants are generally staffed with one general manager and up to four assistant managers depending on sales volume of the restaurant. The general manager is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture. We utilize area managers to oversee our general managers and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team. Through regular visits to the restaurants and constant communication with the management team, the area managers ensure adherence to all aspects of our concept, strategy, and standards of quality. We also have secret shoppers that visit our restaurants on a monthly basis and provide customer satisfaction scores for the criteria we define.
Training, Development, and Recruiting
Successful restaurant operations, customer satisfaction, quality, and cleanliness begin with the employee — a key component of our strategy. We pride ourselves on facilitating a well-organized, thorough, hands-on training program. Our employees undergo classroom training followed by job shadowing in order to prepare them for their new role.

We offer a very competitive incentive program which we believe is unparalleled in the restaurant industry. Aside from very competitive base salaries and benefits, management is incentivized with a strong performance-based bonus program. We also provide group health, dental, and vision insurance, a tuition reimbursement program, a referral bonus program, and opportunities for career advancement. Effective May 1, 2011, we will also offer a company-sponsored 401(k) plan, in which the Company has established a matching contribution feature.
We emphasize growth from within the organization as much as possible, giving our employees the opportunity to develop and advance. We believe this philosophy helps build a strong, loyal management team with above-industry-standard employee retention rates, giving us a competitive advantage versus our competitors. We strive for a balance of internal promotion and external hiring.
Restaurants
Our BWW restaurants range in size from 5,300 square feet to 7,500 square feet, with a historical square foot average of 6,473. We anticipate that future restaurants will range in size from 5,500 to 6,500 square feet with an average cash investment per restaurant of approximately $1,200,000, excluding preopening expenses of approximately $160,000. From time to time, we expect that our restaurants will be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher. We have a continuous capital improvement plan for our restaurants and plan major renovations every five years. 12 of our 19 BWW restaurants are current with Generation 4.1 design criteria and one is scheduled for an upgrade in the summer of 2011. The improvement includes high definition flat screen televisions and projectors. We also attempt to increase seating capacity whenever possible. For a more detailed discussion of our capital improvement plans, please refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis below.
Our Bagger Dave’s restaurants will have a typical footprint of approximately 4,000 square feet and an outside seating area where feasible. We anticipate an average cash investment per restaurant of approximately $700,000 — $800,000, excluding preopening expenses of approximately $50,000. From time to time, we expect that our restaurants will be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher. We plan to establish this concept in the Detroit Metropolitan market and then expand it throughout the Midwest, with an ultimate goal of franchising the concept nationally.
Metrics
We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, ticket times, table turns, guest satisfaction, secret shopper scores, Guest Experience Management (GEM) scores obtained through guest feedback via the internet, hourly labor cost, and cost of sales (COS).
Quality Control and Purchasing
We strive to maintain high quality standards, protecting our food supply at all times.
Our purchasing operations for BWW restaurants are primarily through channels established by BWWI corporate operations. We do, however, negotiate directly with most of these channels as to price and delivery terms. Where we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices. For Bagger Dave’s, we have been able to leverage our BWW purchasing power and develop supply sources at a more reasonable cost than would be expected for a smaller restaurant concept.
To maximize our purchasing efficiencies, our centralized purchasing staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price contracts.

Marketing and Advertising
In 2010, we spent approximately 2% of all restaurant sales on marketing efforts. Charitable donations and local community sponsorships help us develop local public relations and is a major component of our marketing efforts. We support programs that build traffic at the grass roots level. During 2010, we participated in numerous local store marketing events for both BWW and Bagger Dave’s throughout the communities we service.
BWW
We pay a marketing fee to BWWI equal to 3% of revenue, which is supported by national advertising designed to build brand awareness. Some examples include television commercials on ESPN and CBS during key periods, such as football season and the March Madness NCAA basketball tournaments. In addition, we spent another 2% of revenue on our own marketing initiatives, of which 0.5% of it was allocated to a regional cooperative of BWW franchisees in the metropolitan Detroit area (for those BWW restaurants in the metro Detroit area). We established the BWW restaurants in the Michigan and Florida markets through coordinated local store marketing efforts and operating strengths that focus on the guest experience.
Our BWW stores participated in more than 100 local events in 2010, including Oak Apple Run (Royal Oak, Michigan), Woodward Dream Cruise (Ferndale, Michigan), Boys and Girls Club Walk (Royal Oak, Michigan), Sterling Fest (Sterling Heights, Michigan), Children’s Leukemia Walk (Milford, Michigan), Affirmations Big Bash (Ferndale, Michigan), Holiday Ice Festival (Ferndale, Michigan), SudsFest (Tampa, Florida), Taste of Brandon (Brandon, Florida), Marquette Marathon (Marquette, Michigan), and the Sarasota Pumpkin Festival (Sarasota, Florida). In addition, we sponsored more than 150 sports teams and hosted more than 130 fundraising events, raising more than $38,000 for local non-profit organizations.
Bagger Dave’s
The advertising and marketing plan for developing the Bagger Dave’s brand relies on local media (for which we allocate 2% of revenue), specials, promotions, and community events. We are also building our marketing reach with our current guests through enhancing our social media avenue. We attribute a large part of our Bagger Dave’s growth through word-of-mouth.
Bagger Dave’s participated in more than 30 events in 2010, including Oak Apple Run (Royal Oak, Michigan), Woodward Dream Cruise (Ferndale, Michigan), Boys and Girls Club Walk (Royal Oak, Michigan), and Children’s Leukemia Walk (in Milford, Michigan). Bagger Dave’s also sponsored more than 40 local sports teams and held more than 10 fundraising nights at its locations.
Information Technology
We believe that technology can help to provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis, and ease and speed of guest service. We have a standard point-of-sale system in all of our restaurants that is integrated to our corporate office. The systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information, and reduce administrative time. Further, we are working to equip our Bagger Dave’s restaurants with the ability for guests to order online and pick up their order at their convenience.
Competition
Competition in the restaurant industry is intense. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments. Competition is expected to remain intense with respect to price, service, location, concept, and the type and quality of food. There is also competition for real estate sites, qualified management personnel, and hourly restaurant staff. Many of our competitors have been in existence longer than we have and they may be better established in markets where we are currently or may, in the future, be located. Accordingly, we intend to continually evolve our restaurants, maintain high quality standards, and treat our guests in a manner that encourages them to return. Our pricing communicates value to the guest in a comfortable, welcoming atmosphere providing full-service, unlike many competitors in the fast-casual segment.

Employees
As of December 26, 2010, we had 1,143 total employees, of which 440 were full-time employees. We strive to promote from within and provide highly competitive wages and benefits. We value our employees and their input and believe this philosophy contributes to a low turnover ratio, even at the hourly-wage level, relative to industry standards.
Trademarks, Service Marks, and Trade Secrets
The Buffalo Wild Wings® registered service mark is owned by BWWI.
Our domestically-registered trademarks and service marks include Bagger Dave’s Legendary Burger TavernTM, Bagger Dave’s Legendary Burgers & Fries®, Bagger Dave’s®, Make a Fresh Start Here®, Dave’s Sloppy BBQ®, Sloppy Dave’s BBQ®, Railhouse Burger Sauce®, The Blues Burger®, Train Wreck Burger®, Dave’s Sweet Potato Chips®, Meaningless Free Toppings®, Sloppy Dave’s Fries®, and Amazingly Delicious Turkey Black Bean Chili®. We place considerable value on our trademarks, service marks, trade secrets, and other proprietary rights and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s® restaurant concept. We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts. Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand.
Government Regulations
The restaurant industry is subject to numerous federal, state, and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements and to periodic review by state and municipal authorities for areas in which the restaurants are located. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing, and inventory control. In order to reduce this risk, restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date.
We are also subject to laws governing our relationship with employees. Our failure to comply with federal, state, and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage, and hour requirements, and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company are difficult to quantify. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject, in certain states, to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations. Even though we carry liquor liability insurance, a judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our operations.
Available Information
We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”).
We maintain an Internet website address at www.diversifiedrestaurantholdings.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the SEC. These materials are also accessible on the SEC’s web site at www.sec.gov.
Our website also features a hyperlink to a portion of the SEC’s website where all of the reports we have filed with or furnished to the SEC may be accessed free of charge. None of the other information found on our website is incorporated into this Annual Report or any other report we file with, or furnish to, the SEC. We assume no obligation to update or revise forward looking statements in this Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

ITEM 1A.	RISK FACTORS
The following risk factors and the discussion as set forth in Item 7 of this Form 10-K or incorporated by reference, and our subsequent periodic filings with the SEC, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The risks and uncertainties described below are not the only ones we face, as it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements.
Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made. Additional risks and uncertainties that are not presently know to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations. We believe that all material risk factors have been discussed below.
Fluctuations in the Cost of Food Products Could Impact Operating Results
Our primary food products are fresh chicken wings and ground beef. We work to counteract the effect of the volatility of chicken wing prices, which can adversely affect operating results. Our cost of sales could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of grain, animal disease, increase in demand domestically and internationally, and other factors that may affect availability. We also depend on our franchisor, BWWI, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost. Chicken wing prices averaged $1.58 per pound in 2010, $.12 per pound lower than the average of $1.70 in 2009. Our franchisor, BWWI, currently purchases, and secures for its franchisors, chicken wings at market price.

We May Suffer Negative Consequences if New Restaurants Don’t Open in Timely Manner
If we are unable to successfully open new restaurants in a timely manner, our revenue growth rate and profits may be adversely affected. We must open restaurants in a timely and profitable manner to successfully expand our business. In the past we have experienced delays in restaurant openings and we may face similar delays in the future. These delays may trigger financial penalties by the franchisor as provided in our Area Development Agreement. These delays may not meet market expectations, which may negatively affect our stock price. Further, future restaurants may not meet operating results similar to those of existing locations. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. A few of the factors are listed below:
•	Locating and securing quality locations in new and existing markets;
•	Negotiating acceptable leases or purchase agreements;
•	Securing acceptable financing for new locations;
•	Cost effective and timely planning, design, and build-out of restaurants;
•	Attracting, recruiting, training, and retaining qualified team members;
•	Hiring reputable and satisfactory construction contractors;
•	Competition in new and existing markets;
•	Obtaining and maintaining required local, state, and federal government approvals and permits related to construction of the sites and the sale of food and alcoholic beverages;
•	Creating brand awareness in new markets; and
•	General economic conditions.
We May Experience Higher-Than-Anticipated Costs Associated With the Remodeling of Existing Restaurants
Our revenues and expenses can be impacted significantly by the location, number, and timing of remodeling of existing restaurants. We incur substantial expenses when we remodel existing restaurants. The expenses of remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.
Our Inability to Renew Existing Leases on Favorable Terms May Adversely Affect Our Results of Operations
As of December 26, 2010, 21 of our 22 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to certain market factors, and other leases include base rent with specified periodic increases. Some leases are subject to renewals which could involve substantial increases. Additionally, a few leases require contingent rent based on a percentage of gross sales. We currently have one restaurant lease that will expire during the next 12 months, and we are currently evaluating the desirability of renewing this lease. While we currently expect to pursue the renewal, no guarantee can be given that such lease will be renewed or, if renewed, that rents will not increase substantially.
The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenues in those locations. In addition, desirable leased locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

We May Not Be Able To Manage Our Growth
Our Company’s expansion strategy will depend upon our ability to open and operate additional restaurants profitably. The opening of new restaurants will depend on a number of factors, many of which are beyond our control. These factors include, among others, the availability of management, restaurant staff, and other personnel, the cost and availability of suitable restaurant locations, cost effective and timely planning, design and build-out of restaurants, acceptable leasing or financial terms, acceptable financing, and securing required governmental permits. Although we have formulated our business plans and expansion strategies based on certain assumptions, we anticipate that, as with most business ventures, we will be subject to changing conditions. Our assessments regarding timing and the opening of new restaurants, as well as a variety of other factors, may not prove to be correct and/or such new restaurants may not be profitable.
Our Restaurants May Not Achieve Market Acceptance
When expanding our BWW and Bagger Dave’s concepts, we will enter new markets in which we may have limited operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new stores. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the BWW and Bagger Dave’s brands. New restaurants typically require several months of operation before achieving normal profitability. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the volatile effects on revenue and profit margins may be greater and more prolonged than anticipated.
Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively
The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, burger establishments, casual dining concepts, and quick-casual establishments. Many of our direct and indirect competitors are well-established national, regional, or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing, and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based or burger-based restaurant businesses without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual, and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept, and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.
New Restaurants Added to Our Existing Markets May Take Sales from Existing Restaurants
New restaurants added to our existing markets, whether by us, other franchisees, or the franchisor, may take sales away from our restaurants. Because we intend to open restaurants in our existing markets, this may impact revenues earned by our existing restaurants.
Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition
We may seek to selectively acquire existing restaurants. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms, and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:
•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;
•	risks associated with entering into markets or conducting operations where we have no or limited prior experience; and
•	diversion of management’s attention from other business concerns.
Future acquisitions of existing restaurants, which may be accomplished through a cash purchase transaction, the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities, and impairment charges related to intangible assets, any of which could harm our business and financial condition.

A Decline in Visitors to Any of the Business Districts Near the Locations of Our Restaurants Could Negatively Affect Our Restaurant Sales
Some of our restaurants are located near high-activity areas such as retail centers, big box shopping centers, and entertainment centers. We depend on high visitor rates at these businesses to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, closure of big-box retailers, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.
Shortages or Interruptions in the Availability and Delivery of Food and Other Supplies May Increase Costs or Reduce Revenues
Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control could adversely affect the availability, quality, and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.
Unfavorable Publicity Could Harm Our Business
Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Negative publicity from traditional media or on-line social network postings may also result from actual or alleged incidents or events taking place in our restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.
Failure to Establish, Maintain, and Control Our Internal Controls Over Financial Reporting Could Harm Our Business and Financial Results
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.
Economic Conditions Could Have a Material Adverse Impact on Our Landlords or Other Tenants in Retail Centers in Which We Are Located
Our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition other tenants at retail centers in which we or our future franchisees are located or have executed leases may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, such failures may result in us terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.

Our Success Depends Substantially on the Value of Our Brands and Our Reputation for Offering Guests an Unparalleled Guest Experience
We believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants. We believe we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce its value. If consumers perceive or experience a reduction in food quality, service, ambiance, or in any way believes we failed to deliver a consistently positive experience, the value of our brands could suffer.
Our Marketing and Branding Strategies May Not Be Successful
Over the past few years, we have been focusing our marketing towards our new Bagger Dave’s branding strategy. As part of this initiative, we developed and introduced new logos, a new advertising approach, new restaurant design and other branding elements. We also plan to introduce a unique loyalty program in the coming years and are planning a number of media-related events to further promote our Bagger Dave’s brand. We do not have any assurance that our latest marketing strategies will be successful. If new advertising, modified branding, and other marketing programs do not drive increased restaurant sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable restaurant sales we expect.
We May Not Be Able To Attract and Retain Qualified Team Members to Operate and Manage Our Restaurants
The success of our restaurants depends on our ability to attract, motivate, and develop, and retain a sufficient number of qualified restaurant employees, including managers and hourly team members. The inability to recruit, develop, and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion strategy and business performance and negatively impact our operating results.
The Loss of Key Executives or Difficulties Recruiting and Retaining Qualified Team Members Could Affect Our Performance
Our success depends substantially on the contributions and abilities of key executives and other employees and on our ability to recruit and retain high quality employees. We must continue to recruit, retain, and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of any of our executive officers could jeopardize our ability to meet our financial targets. In particular, we are presently dependent upon the services of T. Michael Ansley, David G. Burke, and Jason T. Curtis. We do not have employment agreements with any of our employees. Our inability to retain the full-time services of any of these people or attract other qualified individuals could have an adverse effect on us, and there would likely be a difficult transition period in finding replacements for any of them.

Legal Actions Could Have an Adverse Affect on Us
We could face legal action from our franchisor, government agencies, employees, customers, or other parties. Many state and federal laws govern our industry and if we fail to comply with these laws, we could be liable for damages or penalties. Further, we may face litigation from customers alleging that we were responsible for some illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We may also face litigation resulting from employer-employee relations, including age discrimination, sexual harassment, gender discrimination, or local, state and federal labor law violations, as an example. Expensive litigation may adversely affect both our revenue and profits.

We May Not Be Able to Obtain and Maintain Licenses and Permits Necessary to Operate Our Restaurants
The restaurant industry is subject to various federal, state, and local government regulations, including those relating to the sale of food and alcoholic beverages. The failure to obtain and maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend, or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.
The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability
Because our restaurants sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the federal government, states, and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.
In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.
Our Inability to Successfully and Sufficiently Raise Menu Prices Could Result in a Decline in Profitability
We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities, and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be harmed.

Our Operating Results May Fluctuate Due to the Timing of Special Events and Other Factors
Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants such as those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League, and National Collegiate Athletic Association. Interruptions in the viewing of these professional sporting league events due to strikes, lockouts, or labor disputes may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite, and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional, and local sporting and other events.
We May Not Be Able to Protect Our Trademarks, Service Marks and Trade Secrets
We place considerable value on our trademarks, service marks, and trade secrets. We intend to actively enforce and defend our intellectual property, although we may not always be successful. We attempt to protect our recipes as trade secrets by, among other things, requiring confidentiality agreements with our suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our recipes. We can also not be sure that our marks are valuable; using our marks does not, or will not, violate others’ marks; the registrations of our marks would be upheld if challenged; or we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

There Can Be No Assurance That An Active Trading Market for Shares of Our Common Stock Will Develop
There is a minimal, relatively inactive public market for our common stock. We cannot be certain that a more active public market for our common stock will develop, or if developed, the extent to which investor interest in our company will sustain an active trading or how liquid such a market might be in the future. Our Common Stock will likely be thinly traded compared to larger more widely known companies. It is possible that an active trading market, if established, will not continue and there can be no assurance as to the price at which our common stock will trade. We are not subject of any research analyst coverage. The absence of research analyst coverage can adversely affect the market value and liquidity of an equity security.
Our Current Principal Stockholder Owns a Large Percentage of Our Voting Stock, Which Allows Him to Control Substantially All Matters Requiring Stockholder Approval
T. Michael Ansley, our President, Chief Executive Officer, and Chairman of the Board of Directors, owns approximately 59% of our outstanding common stock. As a result, he may have significant influence over a decision to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.
The Large Number of Shares Eligible for Public Sale and Registered for Resale Could Depress the Market Price of Our Common Stock
The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market and the perception that these sales might occur may depress the market price. As of December 26, 2010, we had outstanding 18,876,000 shares of common stock, most of which are either freely tradable or otherwise eligible for resale under Rule 144 under the Securities Act of 1933. In addition, effective January 27, 2011, we have reserved approximately 1,000,000 shares for issuance under our stock incentive plan and our employee stock discount purchase plan. We plan to file a registration statement under the securities laws to register the common stock to be issued under these plans following our 2011 annual stockholders’ meeting. Once registered, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.
Since We Do Not Expect to Pay Any Dividends for the Foreseeable Future, Holders of Our Common Stock May Be Forced to Sell Their Stock in Order to Obtain a Return on Their Investment
We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to reinvest any earnings to finance our restaurant operations and growth plans. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
Adverse Effect of Undesignated Stock
Our authorized capital includes 10,000,000 shares of “blank check” preferred stock. Our Board of Directors has the authority to issue any or all of the shares of preferred stock, including the authority to establish one or more series, and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval.

No Assurance of Profitability
We may experience operating losses as we develop and implement our business plan. As a result, we may not be able to maintain profitability.
Possible Issuance of Additional Shares without Stockholder Approval Could Dilute Stockholders
As of December 26, 2010, we have an aggregate of 18,876,000 shares of common stock outstanding. In addition, our directors have a total of 354,000 options to purchase shares of common stock at $2.50 per share. Of these options, 144,000 are fully vested, 70,000 will vest in July 2011, 70,000 will vest in July 2012, and 70,000 will vest in July 2013. Additionally, the Company anticipates awarding 50,000 shares of restricted stock to employees under the Company’s Stock Incentive Plan during 2011. Although there are currently no other material plans, agreements, commitments, or undertakings with respect to the issuance of additional shares of common stock or securities convertible into any such shares, if any shares are issued in the future, they would further dilute the percentage ownership of our common stock held by our stockholders.
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
Actions by the Franchisor Could Negatively Affect Our Business and Operating Results
Our BWW restaurant operations depend, in part, on decisions made by our franchisor. Business decisions made by our franchisor could adversely impact our operating performance and profitability. If our image and reputation is compromised, we may suffer materially which, in turn, may negatively affect our operating performance.
Compliance with the Sarbanes-Oxley Act May Be Costly
As the market value of our non-affiliate voting stock increases, we may be required to change our registration status, which could require us to continue to implement certain additional accounting procedures to comply with the Sarbanes-Oxley Act of 2002. These procedures may require us to incur greater audit and internal control-related expenses in the future.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm our Performance
Our success depends, in part, upon the continued popularity of our chicken and boneless wings, hamburgers and turkey burgers, other food and beverage items, and appeal of our restaurant concepts. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.
We Are Susceptible To Adverse Trends and Economic Conditions in Michigan and Florida
The Michigan economy is largely tied to the automotive industry. This geographic area is susceptible to strikes, industry lay-offs, and general economic contraction, which could negatively affect customer counts and consumer discretionary spending which, in turn, would adversely impact our revenue and profits.
The Florida economy is heavily tied to tourism and the real estate market. A continued decline in both may have a negative impact on our individual customer base, whether through loss of value or lack of new jobs, and may result in decreased sales at our Florida locations.
Our Ability to Raise Capital In The Future May Be Limited, Which Could Adversely Impact Our Business
Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or labor costs, increased property expenses, acceleration of our expansion plans, or other events, including those described in this report, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants, and financial ratios that may restrict our ability to operate and grow our business.
Risks of Continuing Losses and Financial Covenant Violations
There can be no assurances that in the future the Company will be in compliance with all covenants of its current or future debt agreements or that its lenders would waive any violations of such covenants. Non-compliance with debt covenants by the Company could have a material adverse effect on the Company’s business, results of operations, and financial condition.
Our Current Insurance May Not Provide Adequate Levels of Coverage against Claims
We currently maintain insurance that is customary and required in our franchise agreements and leases. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against, such as losses due to natural disasters. Such damages could have a material adverse effect on our business and results of operations.
An Impairment in the Carrying Value of Our Fixed Assets and / or Intangible Assets Could Adversely Affect Our Financial Condition and Consolidated Results of Operations
We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

If We Are Unable To Maintain Our Rights to Use Key Technologies of Third Parties, Our Business May Be Harmed
We rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users. These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition, and operating results.
We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Customer Information
We accept electronic payment cards from our guests for payment in our restaurants. During 2010, approximately 61% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses.
We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

Changes in Public Health Concerns May Impact Our Performance
Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu occur in the United States, consumer preferences for poultry or beef products may be negatively impacted, resulting in a decline in demand for our products. Similarly, public health concerns regarding food ingredients, fat, and calories have resulted in governmental regulations that may adversely affect our operations to the extent that such regulations are imposed in specific locations, rather than nationally or state wide, or that exceptions to the regulations are given to bars or other restaurant establishments, giving patrons the ability to choose nearby locations that are not subject to the same regulations. Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses. We are carefully monitoring new laws regulating the preparation and sale of food items and alcohol.
Unpredictable Catastrophic Events Could Have a Material Adverse Effect
The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms, and blizzards), fires, and other catastrophes could adversely affect the Company’s financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to visit the Company’s restaurants. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, catastrophic events could nevertheless reduce the Company’s earnings and cause volatility in its financial results for any quarter or year and have a material adverse effect on the Company’s financial condition or results of operations. Future property insurance deductibles and premiums may also negatively impact our financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that terminates on May 31, 2014, with two options to extend the lease for a period of two years each.
As of December 26, 2010, we operated 22 restaurants, 21 of which are leased properties. The majority of our leases are for 10- and 15-year terms, generally including options to extend the terms. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses. In February 2011, we opened an additional three restaurants, all on leased properties.
We own the underlying land for our Brandon, Florida BWW property. Our Berkley, Michigan Bagger Dave’s and our Clinton Township, Michigan BWW restaurants are rented from a related party (please see Footnote 5 in the Notes to Consolidated Financial Statements section). We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

The table below sets forth the locations of our restaurants in operation as of March 25, 2011:

	Open	Description of		Square
Tenant	Date	Rented Space	Patio?	Feet
Company Headquarters 27680 Franklin Road Southfield, MI 48034	N/A	N/A	N/A	5,340
Flyer Enterprises, Inc. 44671 Mound Road Sterling Heights, MI 48314	December 1999	in-line	no	6,542
Anker, Inc. 3190 Silver Lake Rd. Fenton, MI 48430	April 2001	end cap	yes	6,105
TMA Enterprises of Novi, Inc. 44375 Twelve Mile Rd. Novi, MI 48377	June 2002	in-line	no	6,815
Bearcat Enterprises, Inc. 15745 15 Mile Rd. Clinton Twp., MI 48035	December 2003	free standing	yes	6,600
MCA Enterprises Brandon, Inc. 2055 Badlands Drive Brandon, FL 33511	June 2004	free standing	yes	6,600
TMA Enterprises of Ferndale, LLC 280 W. Nine Mile Rd. Ferndale, MI 48220	March 2005	in-line	yes	7,400
Buckeye Group, LLC 13416 Boyette Rd. Riverview, FL 33569	September 2005	end cap	yes	6,400
Buckeye Group II 4067 Clark Rd. Sarasota, FL 34233	March 2006	end cap	yes	6,500
AMC Warren, LLC 29287 Mound Rd. Warren, MI 48092	July 2006	end cap	yes	6,800
AMC North Port, Inc. 4301 Aiden Lane North Port, FL 34287	August 2007	end cap	yes	6,395
AMC Riverview, Inc. 10607 Big Bend Road Riverview, FL 33579	August 2007	end cap	yes	6,400
AMC Grand Blanc, Inc. 8251 Trillium Circle Ave.; Ste. 102 Grand Blanc, MI 48439	March 2008	free standing	yes	6,000
AMC Troy, Inc. 1873 E. Big Beaver Road Troy, MI 48083	July 2008	end cap	yes	7,500
AMC Petoskey, Inc. 2180 Anderson Rd., Ste. 150 Petoskey, MI 49770	August 2008	end cap	yes	6,200
AMC Flint, Inc. G-3192 South Linden Road Flint, MI 48507	December 2008	end cap	yes	6,400
AMC Port Huron, Inc. 4355 24th Avenue, Suite 1 Port Huron, MI 48059	July 2009	end cap	yes	6,500
AMC Marquette, Inc. 2500 U.S. Highway 41 West Marquette, MI 49855	June 2010	free standing	yes	5,606
AMC Chesterfield, Inc. 51346 Gratiot Avenue Chesterfield, MI 48051	August 2010	in-line	yes	6,250
AMC Ft. Myers, Inc. 9390 Dynasty Drive; Suite 101 Ft. Myers, Florida 33905	November 2010	end cap	yes	5,303
AMC Traverse City, Inc. 3480 S. Airport Road Traverse City, MI 49684	February 2011	end cap	yes	6,183
AMC Lakeland, Inc. 3750 US Highway 98 Lakeland, FL 33810	February 2011	free standing	yes	7,437
Berkley Burgers, Inc. 2972 Coolidge Road Berkley, MI 48072	January 2008	free standing	no	3,472
Ann Arbor Burgers, Inc. 859 W. Eisenhower Parkway Ann Arbor, MI 48103	August 2008	in-line	no	3,800
Troy Burgers, Inc. 26054 Novi Road Novi, MI 48375	February 2010	end cap	yes	4,200
Brighton Burgers, Inc. 110 East Grand River Brighton, MI 48116	February 2011	in-line	yes	4,643

ITEM 3.	LEGAL PROCEEDINGS
Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment related claims, and claims from guests or employees alleging injury, illness, or other food quality, health, or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured, and continue to insure, against most of these types of claims.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the Over The Counter (“OTC”) Bulletin Board under the symbol “DFRH”. Our stock was granted a trading symbol on October 6, 2008.
The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 26, 2010 and December 27, 2009 as reported by the OTC Bulletin Board:

	2010		2009
	High	Low	High	Low
First Quarter	$5.40	1.01	$5.25	0.05
Second Quarter	5.40	0.25	5.75	2.65
Third Quarter	5.40	5.25	5.25	5.25
Fourth Quarter	5.25	5.25	5.40	4.00
Trading during the above periods was very limited and sporadic. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions.
Holders
As of December 26, 2010, there were approximately 119 record holders of 18,876,000 shares of the Company’s common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on the information we obtained from our transfer agent, Fidelity Transfer Company, 8915 S. 700 E, Suite 102, Sandy, Utah 84070, there were approximately 58 holders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts as of December 26, 2010.
Dividends
We have not declared or paid any cash dividends on our common stock. It is our policy to preserve cash for development and other working capital needs and, therefore, do not currently have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs, and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 26, 2010, we had not authorized the issuance of any of our securities in connection with any form of equity compensation plan. However, on January 27, 2011, the Board adopted the Diversified Restaurant Holdings, Inc. Stock Incentive Plan of 2011 (the “Incentive Plan”) and the Employee Stock Discount Purchase Plan of 2011 (the “Purchase Plan”) (collectively, the “Plans”). On February 14, 2011, the Company filed a Schedule 14C Information Statement indicating that it had received a written consent from the majority holder of its voting securities approving the Plans. However, the Company, with agreement of the majority stockholder, has subsequently elected to disregard the written consent and, in lieu thereof, submit the Plans to the Company’s stockholders for approval at the Company’s 2011 Annual Meeting. The Company does not anticipate making any awards under the Inventive Plan or permitting sales under the Purchase Plan until the Plans have been approved by the stockholders and a registration statement has been filed. Complete information concerning the Plans will be contained in the Company’s 2011 Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® (“BWW”) franchisee that is rapidly expanding through organic growth and acquisitions. As of December 26, 2010 it operated 19 BWW restaurants; 13 in Michigan and six in Florida. By the time of this filing, two additional BWW stores were opened; one in Traverse City, Michigan and one in Lakeland, Florida. DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008. As of December 26, 2010, the Company owned and operated three Bagger Dave’s® restaurants in Southeast Michigan. By the time of this filing, an additional Bagger Dave’s was opened in Brighton, Michigan. We also have Franchise Disclosure Documents approved and filed in Michigan, Indiana, Illinois, and Ohio for our Bagger Dave’s concept.

Acquisition of Nine Affiliated BWW Restaurants
On February 1, 2010, the Company, through its AMC Wings, Inc. subsidiary, acquired nine affiliated BWW restaurants it previously managed (“Affiliates Acquisition”). The Affiliates Acquisition was valued at $3,134,790. The acquisition of these restaurants was financed through six-year promissory notes that mature on February 1, 2016 and bear interest at 6% per year (payable on a quarterly basis). The stores range in age from four to 10 years. In 2009, these restaurants generated $24.4 million in revenue and we received management and advertising fee revenue of $1.7 million. The acquisition of the affiliated BWW locations allows us to fully realize the economic benefits associated with these nine BWW stores in 2010 and beyond. The Company accounted for the Affiliates Acquisition, a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009). Further, prior year amounts also have been retrospectively adjusted to furnish comparative information while the entities were under common control. The impact of the acquisition to our financial statements is reflected in the consolidated balance sheets, statements of operations, statements of comprehensive (loss) income, statements of stockholders’ (deficit) equity, statements of cash flows, and notes to the consolidated financial statements. Refer to Note 2 in the notes to consolidated financial statements for further details.
Execution of $15 Million Comprehensive Credit Facility
On May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a $15 million Credit Facility with RBS Citizens, N.A., a national banking association. The Credit Facility consists of a $6 million development line of credit and a $9 million senior secured term loan. Refer to Note 2 in the notes to consolidated financial statements for further details.
Purchase of Building in Brandon, Florida
On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of AMC Wings, Inc., completed the purchase of its previously-leased BWW location at 2055 Badlands Drive, Brandon, FL 33511 pursuant to the terms of a Purchase and Sale Agreement dated March 25, 2010, between MCA Brandon Enterprises, Inc. and Florida Wings Group, LLC. Refer to Note 2 in the notes to consolidated financial statements for further details.
Restaurant Openings
The following table outlines the restaurant unit information for the years indicated. “Total owned restaurants” reflects the number of restaurants owned and operated by DRH for each year. Since the Company’s inception, it managed nine existing BWW restaurants and on February 1, 2010, these restaurants were acquired by the Company. “Total managed restaurants” reflects the total number of restaurants managed and/or owned by the Company. 2009 comparative results are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control (refer to Note 2 in the notes to consolidated financial statements for further details).

	2011	2010	2009	2008	2007
Beginning of year	22	9	8	2	0
Acquisitions	0	9	0	0	0
Openings	3	4	1	6	2
Planned Openings	3
Closures	0	0	0	0	0

Total owned restaurants	28	22	9	8	2

Affiliate restaurants under common control	0	0	9	9	9

Total managed restaurants	28	22	18	17	11

Results of Operations
Operating results for fiscal years 2010 and 2009 are expressed in dollars and as a percentage of revenue in the following table.

	December 26	December 27	December 26	December 27
	2010	2009	2010	2009
Revenue
Food and beverage sales	$45,248,018	$41,754,515	100.0%	100.0%

Total revenue	45,248,018	41,754,515	100.0%	100.0%

Operating expenses
Compensation costs	13,293,945	11,470,244	29.4%	27.5%
Food and beverage costs	13,340,619	13,029,103	29.5%	31.2%
General and administrative	10,738,464	9,728,455	23.7%	23.3%
Pre-opening	654,764	164,114	1.4%	0.4%
Occupancy	2,957,902	2,935,363	6.5%	7.0%
Depreciation and amortization	2,679,133	2,363,748	5.9%	5.7%

Total operating expenses	43,664,827	39,691,027	96.5%	95.1%

Operating profit	1,583,191	2,063,488	3.5%	4.9%

Interest expense	(1,202,299)	(778,612)	-2.7%	-1.9%
Other income, net	28,317	259,413	0.1%	0.6%

Income before income taxes	409,209	1,544,289	0.9%	3.7%

Income tax provision	125,826	(350,051)	0.3%	-0.8%

Net income	$535,035	$1,194,238	1.2%	2.9%

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009
Revenue
Total revenue increased $3.50 million or 8.4%. Revenue from four new restaurants, defined as locations that began operating in fiscal year 2010, was approximately $4.56 million. In addition, due to the Company’s recent fiscal year change, 2010 had four additional days when compared to 2009. This was offset by a net decrease in revenue of approximately $1.06 million from restaurants that were operating prior to fiscal year 2010. This includes two restaurants that were not operating for at least fifteen months by the beginning of fiscal year 2010, a length of time we use to account for a new location’s “honeymoon” period when doing year-over-year comparisons.
There are a variety of reasons for the increase or decrease in our existing stores. We believe that the overall economic conditions in Michigan and Florida, particularly high unemployment rates, contributed to the decline in some of our stores. In addition, we had two remodels that require temporary partial shutdowns which negatively impacted the short-term performance of these stores.

The location of specific restaurants also contributes to its year over year sales performance. Negative performance due to the location of some stores resulted from layoffs at large businesses in proximity of our stores, road construction of major arteries that drive traffic to our stores and new competition in some markets. We believe that these impacts are temporary and do not reflect the long-term outlook for these locations.
Positive performance of existing stores resulted from increased brand awareness, additional investment in local area marketing, menu price increases and, in some cases, resilience to overall economic downturn.
Operating Expenses

			% of Total Revenue		Change
	Dec. 26, 2010	Dec. 27, 2009	2010	2009	%
Operating expenses
Compensation costs	$13,293,945	11,470,244	29.4%	27.5%	15.9%
Food and beverage costs	13,340,619	13,029,103	29.5%	31.2%	2.4%
General and administrative	10,738,464	9,728,455	23.7%	23.3%	10.4%
Pre-opening	654,764	164,114	1.4%	0.4%	299%
Occupancy	2,957,902	2,935,363	6.5%	7.0%	0.8%
Depreciation and amortization	2,679,133	2,363,748	5.9%	5.7%	13.3%

Total operating expenses	$43,664,827	39,691,027	96.5%	95.1%	10.0%

When comparing the year ended December 26, 2010 to the year ended December 26, 2009, total operating expenses increased 10.0% as a direct result of the additional locations opened during 2010. Further explanations for fluctuations in the percentage of total revenue are detailed below as comparisons of the year ended December 26, 2010 to the year ended December 26, 2009.
Compensation costs increased 15.9% primarily due to the addition of staff needed for four new restaurants that opened in 2010. As a percentage of revenue, compensation costs increased from 27.5% to 29.4%. This increase as a percentage of revenue is primarily attributed to labor inefficiencies and training associated with new store openings.
Food and beverage costs increased 2.4%. As a percentage of revenue, food and beverage costs decreased from 31.2% to 29.5%. The decrease in our food and beverage cost as a percentage of revenue, is primarily a result of the decrease in fresh, bone-in chicken wing prices.
General and administrative costs increased by 11.8%. As a percentage of revenue, general and administrative costs increased from 23.4% to 24.1%, primarily due to an increase in overall advertising, higher repair and maintenance charges, and loan termination fees (a result of the new Credit Facility). These increases were offset by economies of scale recognized for professional services and restaurant-specific supplies. In addition, as a result of a tax cost segregation study, we were able to ultimately decrease personal property taxes due to the allocation of certain capital assets into lower tax brackets.
Pre-opening costs increased by 264.2% due to more restaurants undergoing a construction phase in 2010. As a percentage of revenue, pre-opening costs increased from 0.3% to 1.1% for the same reason.
Occupancy costs increased 0.8% primarily due to the additional rents assumed with the new restaurant locations. As a percentage of revenue, occupancy costs decreased from 7.0% to 6.5% primarily due to negotiated rent reductions in locations where such opportunities existed.
Depreciation and amortization costs increased by 13.3%. As a percentage of revenue, depreciation and amortization costs increased from 5.7% to 5.9%. This was a result of depreciable equipment being put into service for a total of four new restaurants in 2010.

Interest and Taxes
Cash paid for interest was $1,333,190 and $781,913 during the year ended December 26, 2010 and December 27, 2009, respectively. For the current-year period, the increase was primarily due to the one-time charge of $301,430 in the second quarter of 2010 related to pre-payment penalties on refinanced debt (see Note 2 for further details). In 2010, we booked an income tax benefit of $125,826 compared to a 2009 income tax provision of $350,051, respectively, due to the Company being able to use a significant amount of net operating loss carry forwards associated with the acquisition.
Liquidity and Capital Resources; Expansion Plans
Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of future BWW restaurants and up to 50% of future Bagger Dave’s restaurants with our $6.0 million development line of credit. All remaining capital requirements will be from operational cash flow. The $9.0 million refinance of existing debt in May of 2010 freed up approximately $1.0 million in cash flow for the first 12 months of this Credit Facility due to a lower fixed interest rate and the re-amortization of principal and interest (see Note 2 and our 8-K filing of May 10, 2010 for further details on our Credit Facility).
The need for working capital required to operate our business is not significant due to the nature of the restaurant industry. Restaurant operations are primarily conducted on a cash basis since customers pay immediately using cash or credit/debit cards, thus limiting our receivables. Inventory turnover is approximately 2.5 times per week and, with the ability to pay for the purchase of goods and supplies some time after the receipt of those items (up to 30 days), we alleviate the need for incremental working capital to support growth.
Cash flow from operations for the year ended December 26, 2010 is $4,588,056 compared with $3,939,406 for the year ended December 27, 2009.
Total capital expenditures for the year were approximately $8.3 million, of which approximately $5.5 million was for new restaurant construction, $2.3 million is for real estate (see Note 2 for further details), and $0.5 million for existing store renovations, which includes upgrades to audio/visual equipment.
Opening new restaurants is the Company’s primary use of capital and is critical to its growth. New construction for 2010 and 2011 includes:
•	Novi, Michigan — Bagger Dave’s — opened February 22, 2010
•	Marquette, Michigan — BWW — opened June 6, 2010
•	Chesterfield, Michigan — BWW — opened August 22, 2010
•	Ft. Myers, Florida — BWW — opened November 7, 2010
•	Traverse City, Michigan — BWW — opened February 7, 2011
•	Lakeland, Florida — BWW — opened February 13, 2011
•	Brighton, Michigan — Bagger Dave’s — opened February 27, 2011
Although investments in new stores are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing stores is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing stores, upgrades range from $50,000 on the interior to $500,000 for a full remodel of the restaurant. Stores are typically upgraded after approximately five years of operation and fully remodeled after approximately 10 years of operation.

Mandatory Upgrades
Per a Franchise Agreement dated July 29, 2010 by and between BWWI and Anker, Inc., a wholly-owned subsidiary of the Company, we are obligated to complete a full remodel of our Fenton, Michigan location by August 31, 2011. Estimated cost of this remodel will be between $350,000 and $450,000, which we plan to commence in July 2011. This remodel will be funded by cash from operations.
Discretionary Upgrades
Although not obligated to do so, the Company has invested capital to upgrade two locations in 2010 and will allocate funds to upgrade up to five more locations in 2011.
•	Sterling Heights, Michigan — BWW — in June 2010, we completed a remodel of this location funded by cash from operations in the amount of $97,000. This remodel was discretionary and consisted primarily of audio/video equipment upgrades and a freshening up of the interior to enhance the guest experience.
•	Ferndale, Michigan — BWW — in September 2010, we completed a remodel of this location funded by cash from operations in the amount of $250,000 dollars. This remodel was discretionary but strategic due to increased market competition and higher expectations of our guests. It included audio/video equipment upgrades and significant interior architectural changes.
•	In 2011, the Company anticipates investing additional capital to upgrade up to six existing locations, all of which will be funded by cash from operations. Timing and amounts will vary but we expect these upgrades to each range from $65,000 — 250,000. These improvements will primarily consist of audio/video equipment upgrades and outdoor patio upgrades. One upgrade may consist of a building expansion to increase the seating capacity.
Our new Credit Facility has debt covenants that have to be met on a quarterly basis. As of December 26, 2010, we are in compliance with all of them.
In 2010, our liquidity was additionally impacted by the commencement of the following significant transactions (refer to Note 2 in the consolidated financial statements for more details):
•	On February 1, 2010, the Company completed the Affiliates Acquisition, issuing promissory notes totaling $3,134,790 in favor of the sellers. We anticipate expending approximately $626,000 in principal and interest on an annual basis until February 2016 in payment of these notes.
•	On May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a $15 million Credit Facility with RBS Citizens, N.A., a national banking association. The Credit Facility consists of a $6 million development line of credit and a $9 million senior secured term loan. During 2010, we expended approximately $1 million in principal and interest in repayment of this facility. We anticipate the annual amount expended for principal and interest payments to be approximately $2,700,000 until the loan matures in May 2017.
•	On June 24, 2010, MCA Enterprises Brandon, Inc., a wholly-owned subsidiary of AMC Wings, Inc., completed the purchase of its previously-leased BWW location at 2055 Badlands Drive, Brandon, FL 33511 pursuant to the terms of a Purchase and Sale Agreement dated March 25, 2010, between MCA Brandon Enterprises, Inc. and Florida Wings Group, LLC. We anticipate the annual amount expended for principal and interest payments related to this purchase to be $189,000 until the loan matures in June 2030.

Off Balance Sheet Arrangements
The Company assumed, from a related entity, an Area Development Agreement with BWWI to open 23 BWW restaurants by October 1, 2016 within the designated “development territory”, as defined by the agreement. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. On December 10, 2008, DRH, through its wholly-owned subsidiary, AMC Wings, Inc. entered into an amendment to the Area Development Agreement (the “Amended Agreement”) with BWWI. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended, by one year, the time frame for completion of our obligations under the initial terms of the Area Development Agreement. The Amended Agreement includes the right to develop an additional nine BWW restaurants, which increases the total number of BWW Restaurants we have a right to develop, per the Amended Agreement, to 32. We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of December 26, 2010, 12 of these restaurants had been opened for business under the Amended Agreement and 20 remain. Another six restaurants were opened prior to the Area Development Agreement which, assuming that we are successful at fulfilling our Amended Agreement, will bring DRH’s total BWW restaurant count to 38 by November 1, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included at pages F-1 through F-20 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 26, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 26, 2010.
Evaluation of Internal Control and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2010. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2010. Refer to page [F-12] for management’s report.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III
Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011 (the Proxy Statement).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following financial statements and report of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:
•	Report of Independent Registered Public Accounting Firm dated March 28, 2011 — Silberstein Ungar, PLLC
•	Consolidated Balance Sheets — December 26, 2010 and December 27, 2009
•	Consolidated Statements of Operations
•	Consolidated Statement of Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
The consolidated financial statements, the notes to the consolidated financial statements, and the reports of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.
(2) Financial Statement Schedules
Not applicable
(b) Index to Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Affiliates Acquisition Purchase Agreement dated February 1, 2010 (incorporated by reference to exhibit 2.1 of our Form 8-K filed February 5, 2010)
2.2
Brandon Property Purchase and Sale Agreement dated March 25, 2010 between our subsidiary, MCA Enterprises, Brandon, Inc. and Florida Wings Group, LLC (incorporated by reference to exhibit 10 of our Form 8-K filed June 30, 2010).

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007)
3.2
Amended and Restated Certificate of Incorporation (incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007)

3.3	By-laws (incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007)
4.0	Specimen Stock Certificate (incorporated by reference to our registration statement on Form SB-2 (SEC File Number 333-145316), as filed with the Securities and Exchange Commission on August 10, 2007)
10.1
Buffalo Wild Wings Franchise Agreement dated July 29, 2010 by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.1 of our Form 10-Q filed November 12, 2010)

10.2
Renewal Addendum to Buffalo Wild Wings Franchise Agreement dated July 29, 2010, by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.2 of our Form 10-Q filed November 12, 2010)

10.3
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to exhibit 10.3 of our Form 10-Q filed November 12, 2010)

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.4
Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.4 of our Form 10-Q filed November 12, 2010)

10.5	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to exhibit 10.5 of our Form 10-Q filed November 12, 2010)
10.6	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to exhibit 10.5 of our Form 10-Q filed November 12, 2010)
10.7
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Traverse City, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.1 to our Form 8-K filed September 10, 2010)

10.8
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Lakeland, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2010)

10.9	Form of Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Form 8-K filed August 5, 2010)
10.10	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to exhibit 10.12 of our Form 10-Q filed November 12, 2010)
10.11
Real Estate Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 10, 2010)

10.12
Bridge Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (incorporated by reference to exhibit 10.2 to our Form 10-Q filed August 10, 2010).

10.13
Buffalo Wild Wings Franchise Agreement dated June 3, 2010 between our subsidiary, AMC Ft. Myers, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.4 to our Form 10-Q filed August 10, 2010).

10.14	RBS Credit Agreement dated May 5, 2010 between DRH and RBS (filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K on May 10, 2010)
10.15
Buffalo Wild Wings Retail Center Lease dated December 7, 2009 between our subsidiary, AMC Marquette, Inc., and Centrup Hospitality, LLC (incorporated by reference to exhibit 10 of our Form 8-K filed December 11, 2009)

10.16
Buffalo Wild Wings Retail Center Lease dated December 2, 2009 between our subsidiary, AMC Chesterfield, Inc., and Chesterfield Development Company, LLC (incorporated by reference to exhibit 10 for our Form 8-K filed December 7, 2009)

10.17
Buffalo Wild Wings Franchise Agreement dated October 20, 2009 between our subsidiary, AMC Marquette, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.1 of our Form 8-K filed October 26, 2009)

10.18
Buffalo Wild Wings Franchise Agreement dated October 20, 2009 between our subsidiary, AMC Chesterfield, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.2 of our Form 8-K filed October 26, 2009)

10.19
Master Lease Agreement dated September 9, 2009 between our subsidiary, Troy Burgers, Inc., and Novi Town Center Investors, LLC (incorporated by reference to exhibit 10 of our Form 8-K filed September 10, 2009)

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.20
Master Lease Agreement dated February 12, 2009 between our subsidiary, AMC Flint, Inc., and CoActiv Capital Partners, Inc. (incorporated by reference to exhibit 10 of our Form 8-K filed February 17, 2009)

10.21
Buffalo Wild Wings Amendment to Area Development Agreement dated December 10, 2008 between our subsidiary, AMC Wings, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2008)

10.22
Buffalo Wild Wings Franchise Agreement dated July 1, 2008 between our subsidiary, AMC Port Huron, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10 of our form 8-K filed July 8, 2008)

10.23
Buffalo Wild Wings Franchise Agreement dated July 1, 2008 between our subsidiary, AMC Flint, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10 of our form 8-K filed July 8, 2008)

10.24
Retail Center Lease dated June 30, 2008 between our subsidiary, AMC Port Huron, Inc., and Port Builders, Inc., Walter Sparling and Mary L. Sparling (incorporated by reference to exhibit 10 of our form 8-K filed July 7, 2008)

10.25	Retail Center Lease dated June 30, 2008 between our subsidiary, AMC Flint, Inc., and Ramco-Gershenson Properties, L.P. (incorporated by reference to exhibit 10 of our form 8-K filed July 7, 2008)
10.26
Form of Stock Option Agreement, dated July 30, 2007, entered into by and between the Company and Directors Gregory Stevens, T. Michael Ansley, Jay Alan Dusenberry, Jason T. Curtis and David Ligotti (incorporated by reference to exhibit 10.24 of our Form 10-K filed March 26, 2010)

14	Code of Ethics (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 28, 2011

DIVERSIFIED RESTAURANT HOLDINGS, INC.
By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
/s/ T. Michael Ansley T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer	Dated: March 28, 2011

/s/ David G. Burke David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer, and Principal Accounting Officer	Dated: March 28, 2011

/s/ Jason T. Curtis Jason T. Curtis Chief Operating Officer	Dated: March 28, 2011

/s/ Jay Alan Dusenberry Jay Alan Dusenberry Secretary, Director	Dated: March 28, 2011

/s/ David Ligotti David Ligotti Director	Dated: March 28, 2011

/s/ Gregory J. Stevens Gregory J. Stevens Director	Dated: March 28, 2011

/s/ Joseph M. Nowicki Joseph M. Nowicki Director	Dated: March 28, 2011

/s/ Philip Friedman Philip Friedman Director	Dated: March 28, 2011

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Silberstein Ungar, PLLC
CPAs and Business Advisors
phone (248) 203-0080
fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.sucpas.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Diversified Restaurant Holdings, Inc.
Southfield, MI
We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 26, 2010 and December 27, 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 28, 2011

March 28, 2011
REPORT BY DIVERSIFIED RESTAURANT HOLDINGS, INC.’S MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 26, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 26, 2010, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.
Management’s report is not subject to attestation by the company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act. Accordingly, this Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.

Diversified Restaurant Holdings, Inc.

/s/ T. Michael Ansley
T. Michael Ansley
Chairman of the Board, President, Chief Executive Officer,
and Principal Executive Officer

/s/ David G. Burke
David G. Burke
Chief Financial Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 26	December 27
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,305,031	$1,594,362
Accounts receivable — related party	—	376,675
Inventory	339,059	307,301
Prepaid assets	209,708	152,702
Other current assets	43,348	42,382

Total current assets	1,897,146	2,473,422

Property and equipment, net (Note 3)	17,252,599	11,655,513
Intangible assets, net (Note 4)	975,461	789,279
Other long-term assets	63,539	11,780
Deferred income taxes (Note 8)	607,744	246,754

Total assets	$20,796,489	$15,176,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Current portion of long-term debt (Note 6)	$1,858,262	$2,443,057
Accounts payable	1,388,397	527,151
Accrued liabilities	1,089,112	674,768
Deferred rent	127,075	104,940

Total current liabilities	4,462,846	3,749,916

Accrued rent	793,774	846,014
Deferred rent	928,757	638,024
Related party payable	—	430,351
Other liabilities — interest rate swap	367,181	213,604
Long-term debt, less current portion (Note 6)	14,706,756	6,517,041

Total liabilities	21,259,314	12,394,950

Commitments and contingencies (Notes 5, 6, 9, 10, and 11)

Stockholders’ (deficit) equity (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000 shares, respectively, issued and outstanding	1,888	1,863
Additional paid-in capital	2,631,304	2,356,155
Retained earnings (accumulated deficit)	(2,728,836)	423,780
Comprehensive (loss) income	(367,181)	—

Total stockholders’ (deficit) equity	(462,825)	2,781,798

Total liabilities and stockholders’ (deficit) equity	$20,796,489	$15,176,748

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 26	December 27
	2010	2009
Revenue
Food and beverage sales	$45,248,018	$41,754,515

Total revenue	45,248,018	41,754,515

Operating expenses
Compensation costs	13,293,945	11,470,244
Food and beverage costs	13,340,619	13,029,103
General and administrative	10,738,464	9,728,455
Pre-opening	654,764	164,114
Occupancy	2,957,902	2,935,363
Depreciation and amortization	2,679,133	2,363,748

Total operating expenses	43,664,827	39,691,027

Operating profit	1,583,191	2,063,488

Interest expense	(1,202,299)	(778,612)
Other income, net	28,317	259,413

Income before income taxes	409,209	1,544,289

Income tax benefit (provision)	125,826	(350,051)

Net income	$535,035	$1,194,238

Basic earnings per share — as reported	$0.03	$0.07

Fully diluted earnings per share — as reported	$0.19	$0.40

Weighted average number of common shares outstanding (Notes 1 and 7)
Basic	18,871,879	18,070,000
Diluted	29,125,000	29,020,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 26	December 27
	2010	2009

Net income	$535,035	$1,194,238

Comprehensive income
Unrealized changes in fair value of cash flow hedges	(367,181)	—

Comprehensive income	$167,854	$1,194,238

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	(Loss) Income	(Deficit) Equity

Balances — December 31, 2008	18,070,000	$1,807	$1,758,899	$525,332	$—	$2,286,038

Share-based compensation (Note 7)			32,312			$32,312

Exercise of employee stockoptions (Note 7)	6,000	1	14,999			$15,000

Shares issued for warrants exercised at $1.00 per share (Note 7)	550,000	55	549,945			$550,000

Dividends paid prior to acquisition				(1,295,790)		$(1,295,790)

Net income				1,194,238		$1,194,238

Balances — December 27, 2009	18,626,000	1,863	2,356,155	423,780	0	2,781,798

Shares issued for warrants exercised at $1.00 per share (Note 7)	250,000	25	249,975	—	—	250,000

Share-based compensation (Note 7)	—	—	25,174	—	—	25,174

Acquisition of BWW restaurants (Note 2)	—	—	—	(3,134,790)	—	(3,134,790)

Dividends paid prior to acquisition	—	—	—	(552,861)		(552,861)

Unrealized changes in fair value of cash flow hedges	—	—	—	—	(367,181)	(367,181)

Net income	—	—	—	535,035	—	535,035

Balances — December 26, 2010	18,876,000	$1,888	$2,631,304	$(2,728,836)	$(367,181)	$(462,825)

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 26	December 27
	2010	2009
Cash flows from operating activities
Net income	$535,035	$1,194,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,679,133	2,363,748
Loss on disposal of property and equipment	20,966	310
Share-based compensation	25,174	32,312
Deferred income taxes	(360,990)	353,203
Decrease (increase) in operating assets:
Accounts receivable — related party	376,675	165,134
Inventory	(31,758)	35,508
Prepaid assets	(57,006)	(41,718)
Other current assets	(966)	4,115
Intangible assets	(82,666)	(48,710)
Other long-term assets	(51,759)	(11,780)
Increase (decrease) in operating liabilities:
Accounts payable	861,246	(272,129)
Accrued liabilities	414,344	75,498
Accrued rent	(52,240)	200,357
Deferred rent	312,868	(112,470)

Net cash provided by (used in) operating activities	4,588,056	3,939,406

Cash flows from investing activities
Purchases of property and equipment	(5,827,947)	(718,070)

Net cash provided by (used in) investing activities	(5,827,947)	(718,070)

Cash flows from financing activities
Proceeds from issuance of long-term debt and notes payable	3,450,746	694,986
Repayments of long-term debt and notes payable	(2,197,325)	(2,620,629)
Proceeds from issuance of common stock	250,000	565,000
Dividends paid prior to acquisition	(552,861)	(1,295,790)

Net cash provided by (used in) financing activities	950,560	(2,656,433)

Net increase (decrease) in cash and cash equivalents	(289,331)	564,903

Cash and cash equivalents, beginning of period	1,594,362	1,029,459

Cash and cash equivalents, end of period	$1,305,031	$1,594,362

The accompanying notes are an integral part of these consolidated financial statements.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Diversified Restaurant Holdings, Inc. (“DRH”) was formed on September 25, 2006. DRH and its wholly-owned subsidiaries (collectively referred to as the “Company”), including AMC Group, Inc, (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), develop, own, and operate Buffalo Wild Wings (“BWW”) restaurants located throughout Michigan and Florida and the Company’s own restaurant concept, Bagger Dave’s Legendary Burger TavernTM (“Bagger Dave’s”), as detailed below.
The following organizational chart outlines the corporate structure of DRH and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated or organized in the State of Michigan.
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
WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds 19 BWW restaurants that were in operation as of December 26, 2010. The Company also executed franchise agreements with Buffalo Wild Wings, Inc. (“BWWI”) to open two more restaurants, one in Lakeland, Florida, and one in Traverse City, Michigan. WINGS operates 21 BWW restaurants as of March 25, 2011.

The Company is economically dependent on retaining its franchise rights with BWWI. As of March 25, 2011, the franchise agreements have specific initial term expiration dates ranging from November 23, 2011 through September 7, 2030, depending on the date each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, as of March 25, 2011, the franchise agreements have specific expiration dates ranging from January 29, 2019 through September 7, 2045. The Company is in compliance with the terms of these agreements at March 25, 2011. The Company is under contract with BWWI to enter into a total of 38 franchise agreements by 2017 (see Note 11 for details). The Company held an option to purchase the nine affiliated restaurants that were managed by AMC, which it exercised on February 1, 2010 (see Note 2 for details).
BURGERS was formed on March 12, 2007 to own the Company’s Bagger Dave’s restaurants, a full-service, ultra-casual dining concept developed by the Company. BURGERS’ subsidiaries, Berkley Burgers, Inc., Ann Arbor Burgers, Inc., and Troy Burgers, Inc., own restaurants currently in operation in Berkley, Ann Arbor, and Novi, Michigan, respectively. Another Brighton, Michigan restaurant location, Brighton Burgers, Inc. opened to the public on February 27, 2011. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept. We have filed for rights to franchise in Michigan, Ohio, Illinois, and Indiana, but have not yet franchised any Bagger Dave’s restaurants.
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
Principles of Consolidation
The consolidated financial statements include the accounts of DRH and its subsidiaries, AMC, WINGS and its subsidiaries, and BURGERS and its subsidiaries. The consolidated financial statements also include the account balances of the nine acquired, affiliated restaurants resulting from the February 1, 2010 acquisition, as they are now subsidiaries of WINGS (refer to Note 2 for details).
All significant intercompany accounts and transactions have been eliminated upon consolidation.
Fiscal Year
During 2009, the Company changed its fiscal year to utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2010 ended on December 26, 2010, comprising 52 weeks. Fiscal year 2009 ended on December 27, 2009, comprising 51 weeks and three days.
Segment Reporting
Reportable segments are strategic business units that offer different products and services, are managed separately because each business requires different executional strategies, cater to different clients’ needs, and are subject to regular review by our chief operating decision maker. There are no separately reportable business segments at December 26, 2010 and December 27, 2009.

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
Revenue Recognition
Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales are presented on a net basis and all sales taxes are excluded from revenue.
Accounts Receivable — Related Party
Accounts receivable — related party were stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. The balance at December 27, 2009 related principally to amounts advanced to an affiliate that owns the real estate at one BWW restaurant. This receivable was paid in full during 2010. Management does not believe any allowances for doubtful accounts were necessary at December 27, 2009. There are no accounts receivable — related party at December 26, 2010.
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
The Company records the net increase or decrease in Bagger Dave’s gift card sales versus gift card redemptions to the gift card liability account on a monthly basis. Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave’s restaurants for the Company to record as of December 26, 2010 and December 27, 2009.
The Company’s gift card liability was $109,422 and $30,067 at December 26, 2010 and December 27, 2009, respectively.
Lease Accounting
Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, leases have an initial lease term of between 10 and 15 years and contain renewal options under which we may extend the terms for periods of three to five years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease, with consideration of renewal options unless management does not intend on renewing the lease. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any “rental holidays”, “free rent periods”, or “tenant incentives”.

Inventory
Inventory, which consists mainly of food and beverage products, is accounted for at the lower of cost or market using the first in, first out method of inventory valuation.
Prepaid Expenses and Other Assets
Prepaid assets consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium. Other assets consist primarily of intangible assets. Amortizable intangible assets consist principally of franchise fees, trademarks, and loan fees and are deferred and amortized to operating expense on a straight-line basis over the term of the related underlying agreements based on the following:

Franchise fees	10 to 20 years
Trademarks	15 years
Loan fees	2 to 7 years (loan term)
Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management annually reviews these assets to determine whether carrying values have been impaired. During the periods ended December 26, 2010 and December 27, 2009, respectively, no impairments relating to intangible assets with finite or indefinite lives were recognized.
Property and Equipment
Property and equipment are recorded at cost. Major improvements and renewals are capitalized. Land is not depreciated. Buildings are depreciated using the straight-line method over the estimated useful life, which is typically 39 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options, or the estimated useful lives of the assets, which is typically 10 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.
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
During the periods ended December 26, 2010 and December 27, 2009, respectively, no impairments relating to property and equipment with finite or indefinite lives were recognized.
Advertising
Advertising expenses associated with contributions to the national BWW advertising fund are expensed as contributed and all other advertising expenses are expensed as incurred. Advertising expenses were $2,094,383 and $1,771,284 for the years ended December 26, 2010 and December 27, 2009, respectively.
Pre-opening Costs
Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. These costs are expensed as incurred. Pre-opening costs were $654,764 and $164,114 for the years ended December 26, 2010 for and December 27, 2009, respectively.

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
Earnings Per Common Share
Earnings per share are calculated under the provisions of ASC 260, Earnings per Share. ASC 260 requires a dual presentation of “basic” and “diluted” earnings per share on the face of the income statement. Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock units are contingently issuable shares subject to vesting based on performance criteria.
Concentration Risks
Approximately 80% and 79% of the Company’s revenues for the years ended December 26, 2010 and December 27, 2009, respectively, were generated from food and beverage sales from restaurants located in Michigan.
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
On May 5, 2010, the Company entered into a $15 million dollar debt facility with RBS Citizens Bank, N.A. (“RBS”), as further described in Notes 2 and 6, in which $6 million is in the form of a development line of credit (of which $1.4 million was subsequently termed out and affixed to a fixed-rate swap arrangement) and $9 million is a senior secured term loan with a fixed-rate swap arrangement. In conjunction with the new debt facility, the existing swap agreements were terminated, resulting in a notional principal amount reduction of $214,074 and a termination fee of $19,176 that was appropriately recorded as interest expense.
The new interest rate swap agreements qualify for hedge accounting. As such, the Company is accounting for the hedged instrument as cash flow hedges. Under the cash flow hedge method, the effective portion of the derivative is marked to fair value, based on third-party valuation models, as a component of accumulated other comprehensive income (loss). The interest rate swap liabilities at December 27, 2009 were not treated as cash flow hedges and, accordingly, fair value hedge accounting was used.
The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. The notional value of interest rate swap agreements in place at December 26, 2010 and December 27, 2009 was approximately $9,778,700 and $3,013,000, respectively.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures, to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The additional disclosure requirements did not have any financial impact on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with this guidance, the date will no longer be disclosed.
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
2. SIGNIFICANT BUSINESS TRANSACTIONS
Acquisition of Nine Affiliated BWW Restaurants
On February 1, 2010, the Company, through its WINGS subsidiary, acquired nine affiliated BWW restaurants it previously used to manage (“Affiliates Acquisition”). Under the terms of the agreements (“Purchase Agreements”), the purchase price for each of the affiliated restaurants was determined by multiplying each restaurant’s average annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the previous three fiscal years (2007, 2008, and 2009) by two, and subtracting the long-term debt of the respective restaurant. Two of the affiliated restaurants did not have a positive purchase price under the above formula. As a result, the purchase price for those restaurants was set at $1.00 per membership interest percentage. The total purchase price for these nine restaurants was $3,134,790. The Affiliates Acquisition was approved by resolution of the disinterested directors of the Company, who determined that the acquisition terms were at least as favorable as those that could be obtained through arms-length negotiations with an unrelated party. The Company paid the purchase price for each of the affiliated restaurants to each selling shareholder by issuing an unsecured promissory note for the pro-rata value of the equity interest in the affiliated restaurants. The promissory notes bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
In accordance with ASC 805-50, Business Combinations: Transactions Between Entities Under Common Control, the Company accounted for the Affiliates Acquisition as a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009). Further, prior years amounts also have been retrospectively adjusted to furnish comparative information while the entities were under common control. Because the Affiliates Acquisition was amongst related parties, goodwill could not be recognized. Alternatively, the perceived goodwill associated with the Affiliates Acquisition was recognized as a decrease in stockholders’ equity.
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

The Company plans to use the DLOC to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at 4% over LIBOR as adjusted monthly. During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 4% over LIBOR as adjusted monthly, with principal and interest amortized over the life of the loan and with a maturity date of May 5, 2017. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by November 5, 2011, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly. On September 24, 2010 and March 9, 2011, the Company converted $1,424,000 and $2,900,000, respectively, into a term loan through a fixed-rate swap arrangement. The termination date is May 5, 2017 for both conversions and interest is fixed at a rate of 5.91% for the September 24, 2010 conversion and 6.35% for the March 9, 2011 conversion. Principal and interest payments are amortized over the life of the loan, with monthly payments of approximately $21,000 for the September 24, 2010 conversion and approximately $48,000 for the March 9, 2011 conversion.
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

The remainder of the purchase price for the Brandon Property was financed using the Company’s working capital.
3. PROPERTY AND EQUIPMENT, NET
Property and equipment are comprised of the following:

	December 26	December 27
	2010	2009
Land	$385,959	$—
Building	2,255,246	—
Equipment	8,140,417	6,710,092
Furniture and fixtures	2,216,347	1,833,347
Leasehold improvements	13,925,216	11,585,978
Restaurant construction-in-progress	1,247,265	126,804

Total	28,170,450	20,256,221
Less accumulated depreciation	(10,917,851)	(8,600,708)

Property and equipment, net	$17,252,599	$11,655,513

4. INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	December 26	December 27
	2010	2009
Amortized intangibles
Franchise fees	$373,750	$358,750
Trademark	7,475	2,500
Loan fees	155,100	66,565

Total	536,325	427,815
Less accumulated amortization	(115,246)	(122,064)

Amortized intangibles, net	421,079	305,751

Unamortized intangibles
Liquor licenses	554,382	483,528

Total intangibles	$975,461	$789,279

Amortization expense for the years ended December 26, 2010 and December 27, 2009 was $37,470 and $23,791, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2011, 2012, 2013, 2014, and 2015 is projected to total approximately $47,500 per year.
5. RELATED PARTY TRANSACTIONS
The Affiliates Acquisition (see Note 2) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments, with principal and interest fully amortized over six years.
Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the years ended December 26, 2010 and December 27, 2009, respectively, were $211,631 and $173,291, respectively.

The Company is a guarantor of debt of two entities that are affiliated through common ownership and management control. Under the terms of the guarantees, the Company’s maximum liability is equal to the unpaid principal and any unpaid interest. There are currently no separate agreements that provide recourse for the Company to recover any amounts from third parties should the Company be required to pay any amounts or otherwise perform under the guarantees and there are no assets held either as collateral or by third parties that, under the guarantees, the Company could liquidate to recover all or a portion of any amounts required to be paid under the guarantees. The event or circumstance that would require the Company to perform under the guarantees is an “event of default”. An “event of default” is defined in the related note agreements principally as a) default of any liability, obligation, or covenant with a bank, including failure to pay, b) failure to maintain adequate collateral security value, or c) default of any material liability or obligation to another party. As of December 26, 2010 and December 27, 2009, the carrying amount of the underlying debt obligation of the related entity was $1,985,467 and $2,938,000, respectively.
The Company’s guarantees extend for the full term of the debt agreements, which expire in 2017. This amount is also the maximum potential amount of future payments the Company could be required to make under the guarantees. As noted above, the Company, and the related entities for which it has provided the guarantees, operates under common ownership and management control and, in accordance with ASC 460 (“ASC 460”), Guarantees, the initial recognition and measurement provisions of ASC 460 do not apply. At December 26, 2010, payments on the debt obligation were current.
Long-term debt (Note 6) included two promissory notes in the original amount of $100,000 each, along with accrued interest, due to two of the Company’s stockholders. The notes commenced in January 2009, bear interest at a rate of 3.2% per annum, and were repaid through monthly installments of approximately $4,444 each over a two-year period which ended in December 2010.
Current debt (Note 6) also includes a promissory note to a DRH stockholder in the amount of $250,000. The note is a demand note that does not require principal or interest payments. Interest is accrued at 8% per annum and is compounded quarterly. The Company has 180 days from the date of demand to pay the principal and accrued interest.
See Note 9 for related party operating lease transactions.
6. LONG-TERM DEBT
Long-term debt consists of the following obligations:

	December 26	December 27
	2010	2009
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $120,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%.	$8,399,538	—

Note payable to a bank secured by a senior mortgage on the Brandon Property, corporate guaranties, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,141,188	—

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,100 until maturity. Interest is charged at a rate of 3.58% per annum.	915,446	—

DLOC to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 4% over the 30-day LIBOR (the rate at December 26, 2010 was approximately 4.26%). In November 2011, the DLOC will convert into a term loan bearing interest at 4% over the 30-day LIBOR and will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	1,424,679	—

	December 26	December 27
	2010	2009
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $22,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%.	1,379,098

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum.	241,832	—

Note payable to a bank secured by the property and equipment of Bearcat Enterprises, Inc. as well as personal guarantees of certain stockholders and various related parties. Scheduled monthly principal and interest payments are approximately $4,600 including annual interest charged at a variable rate of 3.70% above the 30-day LIBOR rate. The rate at December 26, 2010 was approximately 3.96%. The note was repaid during 2010.	—	72,975

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	12,016	17,167

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
	—	7,821,912

Obligations under capital leases (Note 10)	—	693,196

Notes payable — related parties (Note 5)	3,051,221	354,848

Total long-term debt	16,565,018	8,960,098

Less current portion	(1,858,262)	(2,443,057)

Long-term debt, net of current portion	$14,706,756	$6,517,041

Scheduled principal maturities of long-term debt for each of the five years succeeding December 26, 2010, and thereafter, are summarized as follows:

Year	Amount
2011	$1,858,262
2012	1,812,624
2013	2,134,724
2014	2,040,548
2015	2,175,219
Thereafter	6,543,641

Total	$16,565,018

Interest expense was $1,202,299 and $778,612 (including related party interest expense of $154,040 and $22,624 for the fiscal years ended December 26, 2010 and December 27, 2009) for the fiscal years ended December 26, 2010 and December 27, 2009, respectively.
The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of December 26, 2010.
7. CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)
On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At December 26, 2010, these options are fully vested and can be exercised at a price of $2.50 per share.
On July 31, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. Once vested, the options can be exercised at a price of $2.50 per share.
Stock option expense of $25,174 and $32,312, as determined using the Black-Scholes model, was recognized during the fiscal years ended December 26, 2010 and December 27, 2009, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders’ equity to reflect the fair value of shares vested as of December 26, 2010. The fair value of unvested shares, as determined using the Black-Scholes model, is $53,244 as of December 26, 2010. The fair value of the unvested shares will be amortized ratably over the remaining vesting term. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in ASC 718, Compensation-Stock Compensation. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share. Consequently, at December 26, 2010, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.
On November 30, 2006, pursuant to a private placement, DRH issued warrants to purchase 800,000 common shares at a purchase price of $1 per share. These warrants vested over a three-year period from the issuance date and expired on November 30, 2009. The fair value of these warrants, which totaled approximately $145,000 as determined using the Black-Scholes model, was recognized as an offering cost in 2006. The valuation methodology used an assumed term based upon the stated term of three years, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility factor of 0 based on the concept of minimum value as defined in ASC 505-50, Equity Based Payments to Non-Employees. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future. An extension of time to exercise warrants until December 31, 2009 was approved by resolution of the disinterested directors of the Company. As of December 26, 2010, all 800,000 warrants were exercised at the option price of $1 per share.
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
8. INCOME TAXES
The (provision) benefit for income taxes consists of the following components for the fiscal year ended December 26, 2010 and December 27, 2009:

	December 26	December 27
	2010	2009
Federal
Current	$—	$—
Deferred	259,350	(194,480)

State
Current	(36,502)	(17,427)
Deferred	(97,022)	(40,157)

Income Tax (Provision) Benefit	$125,826	$(252,064)

The (provision) benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	December 26	December 27
	2010	2009
Income tax (provision) benefit at federal statutory rate	$(87,855)	$(207,455)
State income tax (provision) benefit	(133,524)	(57,585)
Permanent differences	(81,799)	(32,111)
Tax credits	347,989	93,500
Other	81,015	(48,413)

Income tax (provision) benefit	$125,826	$(252,064)

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

	December 26	December 27
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$1,252,609	$954,370
Deferred rent expense	68,509	78,998
Start-up costs	190,076	104,327
Tax credit carry-forwards	540,533	164,366
Swap loss recognized for book	—	56,970
Other — including state deferred tax assets	487,139	193,781

Total deferred assets	2,538,866	1,552,812
Deferred tax liabilities:
Other — including state deferred tax assets	547,522	146,325
Tax depreciation in excess of book	1,505,800	1,159,733

Total deferred tax liabilities:	1,931,122	1,306,058

Net deferred income tax assets	$607,744	$246,754

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes (“ASC 740”). Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.
The Company expects to use net operating loss and general business tax credit carry-forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants, which were previously managed by DRH. Net operating loss carry forwards of $1,241,025 and $2,443,119 will expire in 2030 and 2028, respectively. General business tax credits of $347,989, $86,678, $59,722 and $46,144 will expire in 2030, 2029, 2028 and 2027, respectively.
On January 1, 2007, the Company adopted the provisions ASC 740 regarding the accounting for uncertainty in income taxes. There was no impact on the Company’s consolidated financial statements upon adoption.
The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 26, 2010.
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

9. OPERATING LEASES (INCLUDING RELATED PARTY)
Lease terms range from four to 20 years, with renewal options, and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.
Total rent expense was $2,293,195 and $2,443,941 for the fiscal years ended December 26, 2010 and December 27, 2009, respectively (of which $329,721 and $329,008 for the fiscal years ended December 26, 2010 and December 27, 2009, respectively, were paid to a related party).
Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 26, 2010 are summarized as follows:

Year	Amount
2011	$2,647,419
2012	2,735,598
2013	2,803,344
2014	2,676,717
2015	2,372,943

10. CAPITAL LEASES
Starting January 2009 through February 2010, the Company entered into agreements to sell and immediately lease back various equipment and furniture at its Flint BWW, Port Huron BWW, and Novi Bagger Dave’s locations, respectively. These leases required between 36 and 48 monthly payments of approximately $29,787 combined, including applicable taxes, with options to purchase the assets under lease for a range of $1 to $100 at the conclusion of the lease. These transactions, prior to the Credit Facility, were reflected in the consolidated financial statements as capital leases with combined asset values recorded at their combined purchase price of $1,108,780 and depreciated as purchased furniture and equipment, and the lease obligations included in long-term debt at its present value. As a result of the Senior Secured Term Loan of the Credit Facility, these lease obligations were paid in full, along with applicable prepayment penalties, and are properly reflected in the consolidated financial statements as a component of the Senior Secured Term Loan of the Credit Facility.
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
The Company assumed, from a related entity, an “Area Development Agreement” with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated “development territory”, as defined by the agreement, by October 1, 2016. On December 12, 2008, this agreement was amended adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. As of December 26, 2010, of the 32 restaurants required to be opened under the Area Development Agreement, 13 of these restaurants had been opened for business, leaving a balance of 19 restaurants to be opened by March 2017. In February 2011, we opened two additional BWW restaurants — one in Traverse City, Michigan and the other in Lakeland, Florida. As of March 25, 2010, we are ahead of schedule and have 17 more restaurant locations to open.
The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements. The Company incurred $2,108,061 and $1,996,901 in royalty expense for the fiscal years ended December 26, 2010 and December 27, 2009, respectively. Advertising fund contribution expenses were $1,290,205 and $1,215,493 for the fiscal years ended December 26, 2010 and December 27, 2009, respectively.
The Company is required by its various BWWI franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWWI has approved. The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurants’ needs. Please refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis above for further details.
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

12. SUPPLEMENTAL CASH FLOWS INFORMATION
Other Cash Flows Information
Cash paid for interest was $1,333,190 and $781,913 during the years ended December 26, 2010 and December 27, 2009, respectively.
Cash paid for income taxes was $183,441 and $0 during the years ended December 26, 2010 and December 27, 2009, respectively.
Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Capital expenditures of $250,000 were funded by capital lease borrowing during the year ended December 26, 2010.
Promissory notes of $3,134,790 were issued to fund the February 1, 2010 Affiliates Acquisition.
The Brandon Property transaction resulted in $2,322,800 of notes payable.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The guidance for fair value measurements, ASC 820 Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:
•	Level 1 — Quoted market prices in active markets for identical assets and liabilities;
•	Level 2 — Inputs, other than level 1 inputs, either directly or indirectly observable; and
•	Level 3 — Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.
As of December 26, 2010 and December 27, 2009, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature. Also, the fair value of notes payable — related party approximates the carrying value due to its short-term maturities.
The fair value of our interest rate swaps is determined based on third-party valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities.
There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 26, 2010 and December 27, 2009. Unrealized loss associated with interest rate swap positions in existence at December 26, 2010, which are reflected in the statement of stockholders’ (deficit) equity, totaled $367,181 for the fiscal year ended December 26, 2010 and are included in comprehensive (loss) income.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 26, 2010:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	(367,181)	—	(367,181)	(367,181)
The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 27, 2009:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	(213,604)	—	(213,604)	(213,604)
As of December 26, 2010, our total debt, less related party debt, was approximately $13.5 million and had a fair value of approximately $8.7 million. As of December 27, 2009, our total debt, less related party debt, was approximately $8.6 million and had a fair value of approximately $5.7 million. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.
14. SUBSEQUENT EVENTS
Subsequent to December 26, 2010, the Company opened its 20th and 21st BWW restaurants — Traverse City, Michigan, opened on February 7, 2011 and Lakeland, Florida, opened on February 13, 2011. In addition, the Company opened its fourth Bagger Dave’s location in Brighton, Michigan on February 27, 2011.
The Company evaluated subsequent events for potential recognition and/or disclosure through the date of the issuance of these consolidated financial statements.