Form 10-K/A
period 2010-12-26
Diversified Restaurant Holdings, Inc.
filed 2011-04-11
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission File No. 000-53577
DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of the Original Filing (as defined below). The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

PART II
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“the Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011 (the “Original Filing”). We are filing this Amendment to correct a typographical error in the report involving diluted earnings per share, as outlined below.

	December 26, 2010	December 27, 2009
Diluted earnings per share, as reported	$0.19	$0.40
Diluted earnings per share, as restated	$0.02	$0.04
This Amendment amends and restates “Item 8. Consolidated Financial Statements and Supplementary Data” of Part II and “Item 15. Exhibits and Financial Statement Schedules” of Part IV of the Original Filing solely as a result of, and to reflect, the restatement. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.
PART II.

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
(a) (1) Financial Statements. The following financial statements and report of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:
•	Report of Independent Registered Public Accounting Firm dated March 28, 2011 and April 11, 2011 — Silberstein Ungar, PLLC
•	Consolidated Balance Sheets — December 26, 2010 and December 27, 2009
•	Consolidated Statements of Operations
•	Consolidated Statement of Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
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
Dated: April 11, 2011

DIVERSIFIED RESTAURANT HOLDINGS, INC.
By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer

By:	/s/ David G. Burke
David G. Burke
Treasurer, Chief Financial Officer, Director, Principal Financial Officer, and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Silberstein Ungar, PLLC
CPAs and Business Advisors
phone (248) 203-0080
fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.sucpas.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Diversified Restaurant Holdings, Inc.
Southfield, MI
We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 28, 2011, except for the restated fully diluted earnings per share as to which the date is April 11, 2011

March 28, 2011 and April 11, 2011
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

/s/ David G. Burke
David G. Burke
Chief Financial Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 26	December 27
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,305,031	$1,594,362
Accounts receivable — related party	—	376,675
Inventory	339,059	307,301
Prepaid assets	209,708	152,702
Other current assets	43,348	42,382

Total current assets	1,897,146	2,473,422

Property and equipment, net (Note 3)	17,252,599	11,655,513
Intangible assets, net (Note 4)	975,461	789,279
Other long-term assets	63,539	11,780
Deferred income taxes (Note 8)	607,744	246,754

Total assets	$20,796,489	$15,176,748

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Current portion of long-term debt (Note 6)	$1,858,262	$2,443,057
Accounts payable	1,388,397	527,151
Accrued liabilities	1,089,112	674,768
Deferred rent	127,075	104,940

Total current liabilities	4,462,846	3,749,916

Accrued rent	793,774	846,014
Deferred rent	928,757	638,024
Related party payable	—	430,351
Other liabilities — interest rate swap	367,181	213,604
Long-term debt, less current portion (Note 6)	14,706,756	6,517,041

Total liabilities	21,259,314	12,394,950

Commitments and contingencies (Notes 5, 6, 9, 10, and 11)

Stockholders’ (deficit) equity (Note 7)
Common stock — $0.0001 par value; 100,000,000 shares authorized, 18,876,000 and 18,626,000 shares, respectively, issued and outstanding	1,888	1,863
Additional paid-in capital	2,631,304	2,356,155
Retained earnings (accumulated deficit)	(2,728,836)	423,780
Comprehensive (loss) income	(367,181)	—

Total stockholders’ (deficit) equity	(462,825)	2,781,798

Total liabilities and stockholders’ (deficit) equity	$20,796,489	$15,176,748

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 26	December 27
	2010	2009
Revenue
Food and beverage sales	$45,248,018	$41,754,515

Total revenue	45,248,018	41,754,515

Operating expenses
Compensation costs	13,293,945	11,470,244
Food and beverage costs	13,340,619	13,029,103
General and administrative	10,738,464	9,728,455
Pre-opening	654,764	164,114
Occupancy	2,957,902	2,935,363
Depreciation and amortization	2,679,133	2,363,748

Total operating expenses	43,664,827	39,691,027

Operating profit	1,583,191	2,063,488

Interest expense	(1,202,299)	(778,612)
Other income, net	28,317	259,413

Income before income taxes	409,209	1,544,289

Income tax benefit (provision)	125,826	(350,051)

Net income	$535,035	$1,194,238

Basic earnings per share — as reported	$0.03	$0.07

Fully diluted earnings per share — as restated	$0.02	$0.04

Weighted average number of common shares outstanding (Notes 1 and 7)
Basic	18,871,879	18,070,000
Diluted	29,125,000	29,020,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 26	December 27
	2010	2009

Net income	$535,035	$1,194,238

Comprehensive income
Unrealized changes in fair value of cash flow hedges	(367,181)	—

Comprehensive income	$167,854	$1,194,238

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