Form 10-Q
period 2011-06-26
Diversified Restaurant Holdings, Inc.
filed 2011-08-10
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,936,800 shares of $.0001 par value common stock outstanding as of August 9, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

i

PARTI.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	June 26 2011	December 26 2010

Current assets
Cash and cash equivalents	$2,108,654	$1,358,381
Accounts receivable	12,366	-
Inventory	403,241	339,059
Prepaid assets	201,331	209,708
Other current assets	-	43,348
Total current assets	2,725,592	1,950,496

Property and equipment, net - restricted assets of VIE	1,472,882	1,487,993
Property and equipment, net	19,340,121	17,252,599
Intangible assets, net	1,043,226	975,461
Other long-term assets	68,809	80,099
Deferred income taxes	83,266	607,744
Total assets	$24,733,896	$22,354,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long-term debt (including VIE debt of $89,414)	$2,428,804	$1,947,676
Accounts payable	719,803	1,388,397
Accrued liabilities	1,264,617	1,089,112
Deferred rent	171,208	127,075
Total current liabilities	4,584,432	4,552,260

Deferred rent	1,762,639	1,622,943
Other liabilities - interest rate swap	571,801	367,181
Long-term debt, less current portion (including VIE debt of $1,184,731 and $1,229,437)	16,695,641	15,936,193
Total liabilities	23,614,513	22,478,577

Commitments and contingencies (Notes 6, 10, and 11)

Stockholders' equity (deficit)
Common stock - $0.0001 par value; 100,000,000 shares authorized, 18,876,000 shares issued and outstanding	1,888	1,888
Additional paid-in capital	2,675,266	2,631,304
Retained earnings (accumulated deficit)	(1,932,896)	(3,096,017)
Total DRH stockholders' equity (deficit)	744,258	(462,825)

Noncontrolling interest in VIE	375,125	338,640

Total stockholders' equity (deficit)	1,119,383	(124,185)

Total liabilities and stockholders' equity	$24,733,896	$22,354,392

The accompanying notes are an integral part of these interim consolidated financial statments.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 26	June 27	June 26	June 27
	2011	2010	2011	2010
Revenue
Food and beverage sales	$14,934,687	$10,683,821	$30,029,303	$21,399,699
Total revenue	14,934,687	10,683,821	30,029,303	21,399,699

Operating expenses
Compensation costs	4,276,765	3,397,029	8,503,318	6,434,026
Food and beverage costs	4,195,695	3,137,948	8,447,327	6,475,210
General and administrative	3,463,699	2,642,782	6,869,754	5,083,677
Pre-opening	14,569	111,921	268,705	217,179
Occupancy	793,790	573,619	1,590,324	1,333,839
Depreciation and amortization	834,856	640,715	1,610,217	1,245,604
Total operating expenses	13,579,374	10,504,014	27,289,645	20,789,535

Operating profit	1,355,313	179,807	2,739,658	610,164

Change in fair value of derivative instruments	(198,780)	(404,921)	(204,620)	(404,921)
Interest expense	(306,624)	(518,143)	(593,434)	(687,876)
Other income (expense), net	(11,547)	(15,658)	(40,513)	1,563

Income (loss) before income taxes	838,362	(758,915)	1,901,091	(481,070)

Income tax benefit (provision)	(351,497)	244,463	(661,485)	121,887

Net income (loss)	$486,865	$(514,452)	$1,239,606	$(359,183)

Less: Net income attributable to noncontrolling interest	(37,985)	0	(76,485)	0

Net income attributable to DRH	$448,880	$(514,452)	$1,163,121	$(359,183)

Basic earnings per share - as reported	$0.02	$(0.03)	$0.06	$(0.02)
Fully diluted earnings per share - as reported	$0.02	$(0.03)	$0.06	$(0.02)

Weighted average number of common shares outstanding
Basic	18,876,000	18,876,000	18,876,000	18,873,253
Diluted	19,054,752	18,876,000	19,048,648	18,873,253

The accompanying notes are an integral part of these interim consolidated financial statments.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balances - December 26, 2010, as reported	18,876,000	$1,888	$2,631,304	$(2,728,836)	$(367,181)	$-	$(462,825)

Reclassification of fair value of interest rate swap		-	-	(367,181)	367,181	-	-

Initial consolidation of VIE						338,640	338,640

Balances - December 26, 2010, as adjusted	18,876,000	1,888	2,631,304	(3,096,017)	-	338,640	(124,185)

Share-based compensation			43,962				43,962

Net income				1,163,121		76,485	1,239,606

Dividends						(40,000)	(40,000)

Balances - June 26, 2011	18,876,000	$1,888	$2,675,266	$(1,932,896)	$-	$375,125	$1,119,383

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 26 2011	June 26 2010
Cash flows from operating activities
Net income (loss)	$1,239,606	$(359,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,610,217	1,245,604
Loss on disposal of property and equipment	27,043	217,868
Share-based compensation	43,962	16,156
Change in fair value of derivative instruments	204,620	404,921
Deferred income tax (provision) benefit	524,478	(320,695)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(12,366)	376,675
Inventory	(64,182)	1,784
Prepaid assets	8,377	(8,773)
Other current assets	43,348	(16,845)
Intangible assets	(87,195)	(88,329)
Other long-term assets	11,290	(6,864)
Accounts payable	(668,594)	(198,092)
Accrued liabilities	175,505	211,001
Deferred rent	183,829	106,149

Net cash provided by operating activities	3,239,938	1,581,377

Cash flows from investing activities
Purchases of property and equipment	(3,690,241)	(2,500,490)
Net cash used in investing activities	(3,690,241)	(2,500,490)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,308,554	963,065
Repayments of long-term debt	(1,067,978)	(666,491)
Proceeds from issuance of common stock	-	250,000
Distributions	(40,000)	(552,861)
Net cash provided by (used in) financing activities	1,200,576	(6,287)

Net increase (decrease) in cash and cash equivalents	750,273	(925,400)

Cash and cash equivalents, beginning of period	1,358,381	1,594,362

Cash and cash equivalents, end of period	$2,108,654	$668,962

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

DRH
AMC Wings
AMC Group
Operational and Administrative Center
AMC Burgers
Brandon, FL
Chesterfield, MI
Clinton Twp, MI
Fenton, MI
Ferndale, MI
Fish Hawk, FL
Flint, MI
Ft. Myers, FL
Grand Blanc, MI
Lakeland, FL
Marquette, MI
North Port, FL
Novi, MI
Petoskey, MI
Port Huron, MI
Riverview, FL
Sarasota, FL
Sterling Heights, MI
Traverse City, MI
Troy, MI
University Park, FL*
Warren, MI
Bagger Dave's Franchising Corporation
Ann Arbor, MI
Berkley, MI
Brighton, MI
E. Lansing, MI*
Grand Rapids, MI*
Novi, MI

* Restaurant currently under construction

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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants.  WINGS, through its subsidiaries, holds 21 BWW restaurants that are currently in operation.  WINGS also executed franchise agreements with Buffalo Wild Wings, Inc. (“BWWI”) to open an additional restaurant in University Park (Bradenton), Florida, which will be held in the WINGS portfolio under the name of AMC Sarasota, Inc.

WINGS is economically dependent on retaining its franchise rights with BWWI.  The franchise agreements have specific initial term expiration dates ranging from October 23, 2011 through March 25, 2031, depending on the date each was executed and its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through March 25, 2046.  WINGS is in compliance with the terms of these agreements at June 26, 2011.  The Company is under contract with BWWI to enter into 17 additional franchise agreements by 2017 (see Note 11 for details).  WINGS held an option to purchase the nine affiliated restaurants that were managed by AMC, which it exercised on February 1, 2010 (see Note 3 for details).

BURGERS was formed on March 12, 2007 to own the Bagger Dave's restaurants, a full-service, ultra-casual dining concept developed by the Company.  BURGERS' subsidiaries, Berkley Burgers, Inc., Ann Arbor Burgers, Inc., Troy Burgers, Inc., and Brighton Burgers, Inc. own restaurants currently in operation in Berkley, Ann Arbor, Novi, and Brighton, Michigan, respectively. Two locations (E. Lansing, Michigan and Grand Rapids, Michigan) are currently under construction and scheduled to open in the third and fourth quarters of 2011, respectively. BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept.  We have filed for rights, and been approved, to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, and Kentucky but have not yet franchised any Bagger Dave's restaurants.

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

We consolidate all variable-interest entities (“VIE”) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We adopted the consolidation of variable-interest entities guidance issued in June 2009 effective January 1, 2011.  We consolidated Ansley Group, LLC because we lease and maintain substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guarantee all of its debt.

Basis of Presentation

The consolidated financial statements as of June 26, 2011 and December 26, 2010, and for the three-month and six-month periods ended June 26, 2011 and June 27, 2010, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of June 26, 2011 and for the three-month and six-month periods ended June 26, 2011 and June 27, 2010 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and six-month periods ended June 26, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2011.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2010 ended on December 26, 2010, comprising 52 weeks. This quarterly report on Form 10-Q is for the three-month period ended June 26, 2011, comprising 13 weeks.

Concentration Risks

Approximately 76% and 80% of the Company's revenues during the six months ended June 26, 2011 and June 27, 2010, respectively, are generated from food and beverage sales from restaurants located in Michigan.

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

Swap Agreements

The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company's portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

On May 5, 2010, the Company entered into a $15 million dollar debt facility with RBS Citizens Bank, N.A. (“RBS”), as further described in Note 7, in which $6 million is in the form of a development line of credit (of which $1.4 million and $2.9 million were subsequently termed out and affixed to a fixed-rate swap arrangement) and $9 million is a senior secured term loan with a fixed-rate swap arrangement.

These interest rate swap agreements do not qualify for hedge accounting.  As such, the Company records the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations.

The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps.  The notional value of interest rate swap agreements in place at June 26, 2011 and December 26, 2010 was approximately $12.0 million and $9.8 million, respectively.

Recent Accounting Pronouncements

There were no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.           STAFF ACCOUNTING BULLETIN NO. 108

During the three months ended March 27, 2011, the Company identified an error related to its 2010 accounting for its interest rate swap agreements.  The Company determined that its interest rate swap agreements effective May 2010 and September 2010 did not qualify for hedge accounting and, as a result, the change in the fair value of the swap agreements as of December 26, 2010 of $367,181 and as of June 27, 2010 of $404,921 should have been reflected in the consolidated statement of operations as change in fair value of derivative instruments instead of in the consolidated statement of stockholders’ equity.

In addition, during the three months ended March 27, 2011, the Company determined that, as a result of its August 2010 guarantee of the mortgage obligations of Ansley Group, LLC, the Company should have consolidated Ansley Group, LLC into its financial statements as of and for the year ended December 26, 2010 in accordance with FASB guidance related to consolidating variable interest entities.

The Company assessed the materiality of these errors on its December 26, 2010 financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the errors were not material to that period.  The Company also concluded that, had the errors been adjusted within its financial statements for the three-month and six-month periods ended June 26, 2011, the impact of such adjustments would have been material to its financial statements for the period then ended and it expects the errors may be material to its full year 2011 results.  In accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", the December 26, 2010 balance sheet and the statements of operations for the three-month and six month periods ended June 27, 2010 have been revised to correct these errors.

The Company will make additional adjustments as appropriate to the corresponding quarterly and annual financial statements the next time it files those statements.

The impact of the errors on the December 26, 2010 balance sheet is as follows:

	Balances at December 26, 2010
	Previously Reported	Adjustment	As Adjusted
Cash and cash equivalents	$1,305,031	$53,350	$1,358,381

Property and equipment, net - restricted assets of VIE	-	1,487,993	1,487,993
Other long-term assets	63,539	16,560	80,099

Current portion of long-term debt	1,858,262	89,414	1,947,676
Deferred rent (long-term)	1,722,531	(99,588)	1,622,943
Long-term debt, less current portion	14,706,756	1,229,437	15,936,193

Retained earnings (accumulated deficit)	(2,728,836)	(367,181)	(3,096,017)
Accumulated other comprehensive income (loss)	(367,181)	367,181	-
Noncontrolling interest in VIE	-	338,640	338,640

The impact of the errors on the consolidated statements of operations for the three-month and six-month periods ended June 27, 2010 are as follows:

	Three Months Ended June 27, 2010			Six Months Ended June 27, 2010
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
Change in fair value of derivative instruments	$-	$(404,921)	$(404,921)	$-	$(404,921)	$(404,921)
Income (loss) before income taxes	(353,994)	(404,921)	(758,915)	(76,149)	(404,921)	(481,070)
Net income (loss)	(109,531)	(404,921)	(514,452)	45,738	(404,921)	(359,183)
Basic earnings per share	(0.01)	(0.02)	(0.03)	0.00	(0.02)	(0.02)
Fully diluted earnings per share	(0.01)	(0.02)	(0.03)	0.00	(0.02)	(0.02)

Weighted average number of common shares outstanding
Basic	18,876,000	-	18,876,000	18,873,253	-	18,873,253
Diluted	29,020,000	(10,144,000)	18,876,000	29,020,000	(10,146,747)	18,873,253

The Company's SAB 99 evaluation considered that the interest rate swap has no impact on the liability that was already recorded, is non-cash in nature, and is not material given the Company's overall volume of activity in 2010.  Regarding consolidation of the Ansley Group, LLC the impact on the 2010 statement of operations would be insignificant and the 2010 balance sheet impact, disclosed in the table above, is not material given that the restaurant's operating results related to the assets that should have been consolidated were already included in operations and the potential debt obligation was previously disclosed.  In the aggregate, the Company does not believe it is probable that the view of a reasonable investor would be changed by the correction in 2010 of these items.

3.           SIGNIFICANT BUSINESS TRANSACTIONS

On June 7, 2011, the Company, together with its wholly-owned subsidiaries, entered into a First Amended and Restated Development Line of Credit Agreement (the "DLOC Agreement") with RBS, N.A. ("RBS").  The DLOC Agreement provides for an $8 million credit facility with RBS (the "Credit Facility").  The Credit Facility consists of a $7 million development line of credit (“DLOC”) and a $1 million revolving line of credit (“Revolving Line of Credit”). The Credit Facility is secured by a senior lien on all Company assets.  Refer to Exhibit 10.1 for complete details on this Credit Facility.

The Company plans to use the Credit Facility to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations in the Midwest. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at between 3% - 4% over LIBOR as adjusted monthly, depending on the Lease Adjusted Leverage Ratio (as defined in the DLOC). During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 3% - 4% over LIBOR as adjusted monthly, with principal and interest amortized over seven years (20 years for real estate) and with a maturity date of June 7, 2018. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by December 7, 2012, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly; however, RBS has granted a zero carrying cost on the unused DLOC through December 25, 2011.  The Company also secured a $1 million Revolving Line of Credit, which has a maturity date of June 7, 2012.  Advances on the Company’s Revolving Line of Credit must be repaid within ninety consecutive days.

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

4.           PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	June 26 2011	December 26 2010
Land	$385,959	$385,959
Land (restricted assets of VIE)	520,000	520,000
Building	2,254,018	2,255,246
Building (restricted assets of VIE)	1,570,967	1,570,967
Equipment	9,343,011	8,140,417
Furniture and fixtures	2,634,850	2,216,347
Leasehold improvements	16,216,433	13,925,216
Restaurant construction in progress	801,462	1,247,265
Total	33,726,700	30,261,417
Less accumulated depreciation	(12,295,612)	(10,917,851)
Less accumulated depreciation attributable to restricted assets of VIE	(618,085)	(602,974)
Property and equipment, net	$20,813,003	$18,740,592

5.           INTANGIBLES

 Intangible assets are comprised of the following:

	June 26 2011	December 26 2010
Amortized Intangibles:
Franchise fees	$373,750	$373,750
Trademark	8,025	7,475
Loan fees	164,429	155,100
Total	546,204	536,325
Less accumulated amortization	(134,676)	(115,246)
Amortized Intangibles, net	411,528	421,079

Unamortized Intangibles:
Liquor licenses	631,698	554,382
Total Intangibles, net	$1,043,226	$975,461

Amortization expense for the three months ended June 26, 2011 and June 27, 2010 was $9,705 and $10,210, respectively.  Amortization expense for the six months ended June 26, 2011 and June 27, 2010 was $19,430 and $17,263, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2011, 2012, 2013, 2014, and 2015 is projected to total approximately $48,900 per year.

6.           RELATED PARTY TRANSACTIONS

The Affiliates Acquisition (see Note 3) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company.  Fees paid during the three months ended June 26, 2011 and June 27, 2010 were $82,730 and $49,160, respectively.  Fees paid during the six months ended June 26, 2011 and June 27, 2010 were $152,085 and $109,594, respectively.

Current debt (see Note 7) also includes a promissory note to a DRH stockholder in the amount of $250,000.  The note is a demand note that does not require principal or interest payments.  Interest is accrued at 8% per annum and is compounded quarterly.  The Company has 180 days from the date of demand to pay the principal and accrued interest.

See Note 10 for related party operating lease transactions.

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	June 26 2011	December 26 2010
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $120,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%.	$7,878,564	$8,399,538

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,131,854	1,141,188

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,100 until maturity. Interest is charged at a rate of 3.58% per annum.	899,253	915,446

DLOC to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 4% over the 30-day LIBOR (the rate at June 26, 2011 was approximately 4.19%). In November 2011, the DLOC will convert into a term loan bearing interest at 4% over the 30-day LIBOR and will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	833,233	1,424,679

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $15,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%.	1,289,293	1,379,098

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $33,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%.	2,800,792	-

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum.	236,972	241,832

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	9,442	12,016

Notes payable -- variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 15 Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,500 through maturity in 2025. Interest is charged at a rate of 4% over the 30-day LIBOR (the rate at June 26, 2011 was approximately 4.19%).	1,274,145	1,318,851

Notes payable – related parties	2,770,897	3,051,221

Total long-term debt	19,124,445	17,883,869

Less current portion (includes VIE debt of $89,414)	(2,428,804)	(1,947,676)

Long-term debt, net of current portion	$16,695,641	$15,936,193

Scheduled principal maturities of long-term debt for the next five calendar years, and thereafter, are summarized as follows:

Year	Amount
2011	$2,428,804
2012	2,463,627
2013	2,829,340
2014	2,757,738
2015	2,750,245
Thereafter	5,894,691
Total	$19,124,445

Interest expense was $306,624 and $518,143 (including related party interest expense of $45,291 and $52,581) for the three months ended June 26, 2011 and June 27, 2010, respectively.  Interest expense was $593,434 and $687,876 (including related party interest expense of $102,371 and $61,220) for the six months ended June 26, 2011 and June 27, 2010, respectively.

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

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 26, 2011.

8.           CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

In 2011, the Company established the Stock Incentive Plan of 2011 (“Stock Incentive Plan”) to attract and retain directors, consultants and employees and to more fully align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership.  The plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.  Stock options must be awarded at exercise prices at least equal to or greater than 100% of the fair market value of the shares on the date of grant.  The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors or other committee as determined by the Board (the “Committee”).  The Committee also determines the grant , issuance, retention, and vesting timing and conditions of awards of restricted stock.  The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock.  Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.  The Stock Incentive Plan was approved by our shareholders on May 26, 2011.  At June 26, 2011, there were no outstanding stock options or restricted awards under the Stock Incentive Plan, with 750,000 shares available for future awards.  On July 18, 2011, 60,800 restricted stock grants were awarded

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock option expense of $21,981 and $8,078, as determined using the Black-Scholes model, was recognized, during the three-month period ended June 26, 2011 and June 27, 2010, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested as of June 26, 2011.  Stock option expense for the six-months ended June 26, 2011 and June 27, 2010, respectively, was $43,962 and $16,156.The fair value of unvested shares, as determined using the Black-Scholes model, is $175,851 as of June 26, 2011.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor of 30% based on guidance as defined in FASB ASC 718, Compensation–Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at June 26, 2011, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 26, 2011.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The benefit (provision) for income taxes consists of the following components for the three-month and six-month periods ended June 26, 2011 and June 27, 2010, respectively:

	Three Months Ended		Six Months Ended
	June 26 2011	June 27 2010	June 26 2011	June 27 2010
Federal
Current	$0	$0	$0	$0
Deferred	(203,394)	295,744	(427,382)	190,607

State
Current	(104,299)	(36,502)	(137,006)	(86,603)
Deferred	(43,804)	(14,779)	(97,097)	17,883

Income tax benefit (provision)	$(351,497)	$244,463	$(661,485)	$121,887

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	June 26 2011	June 27 2010

Income tax benefit (provision) at federal statutory rate	$(646,371)	$25,891
State income tax benefit (provision)	(234,104)	(68,720)
Permanent differences	(50,559)	22,554
Tax credits	211,257	70,000
Other	58,292	72,162

Income tax benefit (provision)	$(661,485)	$121,887

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

	June 26 2011	December 26 2010
Deferred tax assets:
Net operating loss carry forwards	$316,214	$1,252,609
Deferred rent expense	55,681	68,509
Start-up costs	190,077	190,076
Tax credit carry forwards	739,422	540,533
Other – including state deferred tax assets	574,837	487,139
Total deferred tax assets	1,876,230	2,538,866

Deferred tax liabilities:
Other	281,640	425,322
Tax depreciation in excess of book	1,511,325	1,505,800
Total deferred tax liabilities	1,792,965	1,931,122
Net deferred income tax assets	$83,266	$607,744

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), "Income Taxes".  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Net operating loss carry forwards of $901,430 and $28,611 will expire in 2029 and 2030, respectively.  General business tax credits of $210,627, $341,156, $122,850, $59,722 and $5,067 will expire in 2031, 2030, 2029, 2028 and 2027, respectively.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of June 26, 2011.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.

10.           OPERATING LEASES (INCLUDING RELATED PARTY)

Lease terms range from four to 15 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $650,736 and $435,809 for the three-month period ended June 26, 2011 and June 27, 2010, respectively (of which $22,529 and $82,538, respectively, were paid to a related party).  Total rent expense was $1,264,047 and $1,068,236 for the six-month period ended June 26, 2011 and June 27, 2010, respectively (of which $43,400 and $164,904, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 26, 2010 are summarized as follows:

Year	Amount
2011	$2,682,568
2012	2,806,774
2013	2,871,487
2014	2,738,572
2015	2,434,249
Thereafter	7,911,286
Total	$21,444,936

11.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an "Area Development Agreement" with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of June 26, 2011, of the 32 restaurants required to be opened, 15 of these restaurants had been opened for business.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $677,300 and $491,898 in royalty expense for the three-month period ended June 26, 2011 and June 27, 2010, respectively, and $1,378,264 and $994,728 for the six-month period ended June 26, 2011 and June 27, 2010, respectively.  Advertising fund contribution expenses were $432,928 and $296,556 for the three-month period ended June 26, 2011 and June 27, 2010, respectively, and $848,968 and $612,620 for the six-month period ended June 26, 2011 and June 27, 2010, respectively.

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

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $306,624 and $518,143 during the three-month period ended June 26, 2011 and June 27, 2010, respectively, and $593,434 and $687,876 for the six-month period ended June 26, 2011 and June 27, 2010, respectively.

Cash paid for income taxes was $37,943 and $15,457 during the three-month period ended June 26, 2011 and June 27, 2010, respectively, and $37,943 and $110,436 for the six-month period ended June 26, 2011 and June 27, 2010, respectively.

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

As of June 26, 2011 and December 26, 2010, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the three months ended June 26, 2011 and the fiscal year ended December 26, 2010, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 26, 2011:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(571,801)	$—	$(571,801)	$(571,801)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 26, 2010:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(367,181)	$—	$(367,181)	$(367,181)

As of June 26, 2011, our total debt, less related party debt, was approximately $16.4 million and had a fair value of approximately $14.5 million. As of December 26, 2010, our total debt, less related party debt, was approximately $14.8 million and had a fair value of approximately $12.7 million. Related party debt at June 26, 2011 was approximately $2.8 million and had a fair value of approximately $2.6 million.  Related party debt as of December 26, 2010 was approximately $3.1 million and had a fair value of approximately $2.8 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® ("BWW") franchisee that is rapidly expanding through organic growth and acquisitions.  It operates 21 BWW restaurants; 14 in Michigan and seven in Florida.  We plan to open an additional location in University Park (Bradenton), Florida during the fourth quarter of 2011.  DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008.  As of June 26, 2011, the Company owned and operated four Bagger Dave’s® restaurants in Southeast Michigan with the most recent store opening, in Brighton, Michigan, in February 2011. Our fifth and sixth Bagger Dave's locations are currently under construction.  We plan to open these locations in the third and fourth quarters of 2011.  We also plan to franchise the Bagger Dave’s concept in Michigan, Indiana, Illinois, Ohio, Wisconsin, and Kentucky.

Our organic growth strategy is dependent on three key components.  First is the continued development of our BWW concept as a franchisee.  Under the terms of our current area development agreement, we expect to open two to three BWW stores each year through 2017 with a combined total of 38 by the end of 2017.  Second is our continued development of our own Bagger Dave’s concept throughout Michigan and potentially in other areas in the Midwest consistent with the current capabilities of our supply base.  We intend to open a total of three Bagger Dave’s restaurants in 2011 (one of which was opened in February) and, depending on our ability to find real estate and fund new development, we intend to open a minimum of three to five corporate stores next year.  Third is our desire to franchise our Bagger Dave’s concept throughout the Midwest.  We have made significant investments, including the hiring of a veteran in the franchise community to seek qualified multi-unit operators, support the development of new franchisee-owned stores, and ultimately manage the franchisee system.

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

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the years indicated. “Total owned restaurants” reflects the number of restaurants owned and operated by DRH for each year. From the Company’s inception to February 1, 2010, it managed nine BWW restaurants that were owned by affiliated parties.  On February 1, 2010, these restaurants were acquired by the Company.  “Total managed restaurants” reflects the total number of restaurants managed and/or owned by the Company. Our 2009 comparative results are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control (refer to Note 3 in the notes to consolidated financial statements for further details).

	2011	2010	2009	2008	2007
Beginning of year	22	9	8	2	0
Acquisitions	0	9	0	0	0
Openings	3	4	1	6	2
Planned Openings	3	N/A	N/A	N/A	N/A
Total owned restaurants	28	22	9	8	2

Affiliate restaurants under common control	0	0	9	9	9
Total managed restaurants	28	22	18	17	11

RESULTS OF OPERATIONS

For the three months ended June 26, 2011 ("Second Quarter 2011") and the six months ended June 26, 2011 (“Year to Date 2011”), revenue was generated from the operations of 21 BWW restaurants (two of which opened in February 2011) and four Bagger Dave’s restaurants (one of which opened in late February 2011). For the three months ended June 27, 2010 ("Second Quarter 2010") and six months ended June 27, 2010 (“Year to Date 2010”), revenue was generated from the operations of 17 BWW restaurants (one of which opened in June 2010) and three Bagger Dave’s restaurants (one of which opened in February 2010).

Results of Operations for the Three Months Ended June 26, 2011 and June 27, 2010

Our operating results below are expressed as a percentage of total revenue on the basis of comparison to prior periods.

	Three Months Ended
	June 26	June 27
	2011	2010

Total revenue	100.0%	100.0%

Operating expenses
Compensation costs	28.6%	31.8%
Food and beverage costs	28.1%	29.4%
General and administrative	23.2%	24.7%
Pre-opening	0.1%	1.0%
Occupancy	5.3%	5.4%
Depreciation and amortization	5.6%	6.0%
Total operating expenses	90.9%	98.3%

Operating profit	9.1%	1.7%

Total revenue for Second Quarter 2011 was $14.9 million, an increase of $4.3 million or 39.8% over the $10.7 million of revenue generated during Second Quarter 2010. The increase was primarily attributable to two factors. First, approximately $3.7 million of the increase was attributable to revenues generated from the opening of three new restaurants in 2011 (one Bagger Dave’s restaurant and two BWW restaurants) and revenues generated by four restaurants (one Bagger Dave’s restaurant and three BWW restaurants) that opened prior to 2011 but did not meet the criteria for same-store sales for all or part of the three-month period.  Second, we believe the remaining $530 thousand increase was related to a 5.1% increase in same-store sales for 16 BWW restaurants opened prior to 2010 and a 9.4% increase in same-store sales for two Bagger Dave’s restaurants opened prior to 2010.

Compensation cost increased by $880 thousand or 25.9% to $4.3 million in Second Quarter 2011 from $3.4 million in Second Quarter 2010.  The increase was primarily due to the addition of six restaurants.  Compensation cost as a percentage of sales decreased to 28.6% in Second Quarter 2011 from 31.8% in Second Quarter 2010 primarily due to a reduction in hourly labor costs and because our proportional increase in revenue exceeded the increase of management compensation.

Food and beverage cost increased by $1.1 million or 33.7% to $4.2 million in Second Quarter 2011 from $3.1 million in Second Quarter 2010.  The increase was primarily due to the addition of six restaurants.  Food and beverage cost as a percentage of sales decreased to 28.1% in Second Quarter 2011 from 29.4% in Second Quarter 2010 primarily due to lower bone-in chicken wing cost, menu price increases and efficiencies in food preparation.  This decrease was partially offset by increases in other food and beverage costs.

General and administrative cost increased by $821 thousand or 31.1% to $3.5 million in Second Quarter 2011 from $2.6 million in Second Quarter 2010.  This increase was primarily due to the addition of six restaurants.  General and administrative cost as a percentage of sales decreased to 23.2% in Second Quarter 2011 from 24.7% in Second Quarter 2010 due to cost reduction initiatives and because the proportional increase in revenue was greater than that of fixed general and administrative overhead expenses.

Pre-opening cost decreased by $97 thousand or 87.0% to $15 thousand in Second Quarter 2011 from $112 thousand in Second Quarter 2010.   The difference in pre-opening cost was due to the timing and overall cost to build and open new stores during the period.  The company did not have any new store openings in the Second Quarter 2011 versus one store opening in June 2010.  Pre-opening cost as a percentage of sales decreased to 0.1% in Second Quarter 2011 from 1.0% in Second Quarter 2010 for the same reason.

Occupancy cost increased by $220 thousand or 38.4% to $794 thousand in Second Quarter 2011 from $574 thousand in Second Quarter 2010.  This increase was primarily due to the addition of six new stores. Occupancy cost as a percentage of sales decreased to 5.3% in Second Quarter 2011 from 5.4% in Second Quarter 2010.

Depreciation and amortization cost increased by $194 thousand or 30.3% to $835 thousand in Second Quarter 2011 from $641 thousand in Second Quarter 2010.  This increase was primarily due to the addition of six restaurants.  Depreciation and amortization cost as a percentage of sales decreased to 5.6% in Second Quarter 2011 from 6.0% in Second Quarter 2010 primarily due to the increase in sales.

Our operating results below, for the six months ended June 26, 2011 and June 27, 2010, are expressed as a percentage of total revenue on the basis of comparison to prior periods.

 Results of Operations for the Six Months Ended June 26, 2011 and June 27, 2010
	Six Months Ended
	June 26	June 27
	2011	2010

Total revenue	100.0%	100.0%

Operating expenses
Compensation costs	28.3%	30.0%
Food and beverage costs	28.1%	30.3%
General and administrative	22.9%	23.8%
Pre-opening	0.9%	1.0%
Occupancy	5.3%	6.2%
Depreciation and amortization	5.4%	5.8%
Total operating expenses	90.9%	97.1%

Operating profit	9.1%	2.9%

Total revenue for Year to Date 2011 was $30.0 million, an increase of $8.6 million or 40.3% over the $21.4 million of revenue generated during Year to Date 2010. The increase was primarily attributable to two factors. First, approximately $7.6 million of the increase was attributable to revenues generated following the opening of three new restaurants in 2011 (one Bagger Dave’s restaurant and two BWW restaurants) and revenues generated by four restaurants (one Bagger Dave’s restaurant and three BWW restaurants) that opened prior to 2011 but did not meet the criteria for same-store sales for all or part of the six-month period.  Second, the remaining $1.0 million increase was related to a 3.2% increase in same-store sales for 16 BWW restaurants opened prior to 2010 and a 7.1% increase in same-store sales for two Bagger Dave’s restaurants opened prior to 2010.

Compensation cost increased by $2.1 million or 32.2% to $8.5 million in Year to Date 2011 from $6.4 million in Year to Date 2010.  The increase was primarily due to the addition of seven restaurants.  Compensation cost as a percentage of sales decreased to 28.3% in Year to Date 2011 from 30.1% in Year to Date 2010 primarily due to a reduction in hourly labor costs and because our proportional increase in revenue exceeded the increase of management compensation.  This improvement was partially offset by early-stage hourly labor inefficiencies attributable to the opening of three new stores in February 2011.

Food and beverage cost increased by $2.0 million or 30.5% to $8.4 million in Year to Date 2011 from $6.5 million in Year to Date 2010.  The increase was primarily due to the addition of seven restaurants.  Food and beverage cost as a percentage of sales decreased to 28.1% in Year to Date 2011 from 30.3% in Year to Date 2010 primarily due to lower bone-in chicken wing cost, menu price increases and efficiencies in food preparation.  This decrease was partially offset by increases in other food and beverage costs.

General and administrative cost increased by $1.8 million or 35.1% to $6.9 million in Year to Date 2011 from $5.1 million in Year to Date 2010.  This increase was primarily due to the addition of seven restaurants.  General and administrative cost as a percentage of sales decreased to 22.9% in Year to Date 2011 from 23.8% in Year to Date 2010 due to cost reduction initiatives and because the proportional increase in revenue was greater than that of general and administrative overhead expenses.

Pre-opening cost increased by $52 thousand or 23.7% to $269 thousand in Year to Date 2011 from $217 thousand in Year to Date 2010.  The difference in pre-opening cost was due to the timing and overall cost to build and open new stores during the period.  The Company opened three new stores Year to Date 2011 and two new stores Year to Date 2010.  Pre-opening cost as a percentage of sales decreased to 0.9% in Year to Date 2011 from 1.0% in Year to Date 2010.

Occupancy cost increased by $256 thousand or 19.2% to $1.6 million in Year to Date 2011 from $1.3 million in Year to Date 2010.  This increase was primarily due to the addition of seven new stores.  Occupancy cost as a percentage of sales decreased to 5.3% in Year to Date 2011 from 6.2% in Year to Date 2010.

Depreciation and amortization cost increased by $365 thousand or 29.3% to $1.6 million in Year to Date 2011 from $1.2 million in Year to Date 2010.  This increase was primarily due to the addition of seven restaurants.  Depreciation and amortization cost as a percentage of sales decreased to 5.4% in Year to Date 2011 from 5.8% in Year to Date 2010 primarily due to the increase in sales.

INTEREST AND TAXES

Interest expense was $306,624 and $518,143 during Second Quarter 2011 and Second Quarter 2010, respectively.  Interest expense was $593,434 and $687,876 during Year to Date 2011 and Year to Date 2010, respectively.  The decrease is due to the Company not incurring prepayment expenses from the debt facility that became effective in May of 2010.

For Second Quarter 2011, we booked an income tax provision of $351,497 compared to Second Quarter 2010 when an income tax benefit of $244,463 was recorded.  The effective tax rate of income before taxes was 41.9% for Second Quarter 2011 vs. 32.2% for Second Quarter 2010 when the Company recorded negative pre-tax earnings.  For Year to Date 2011, we booked an income tax benefit provision of $661,485 compared to Year to Date 2010 when an income tax benefit of $121,887 was recorded.  The effective tax rate of income before taxes was 34.8% for Year to Date 2011 vs. 25.3% for Year to Date 2010 when the Company recorded negative pre-tax earnings.  The retrospective adjustments for the Company's 2010 interest rate swap agreements that did not qualify for hedge accounting significantly impacted the income (loss) before income taxes for both the three-month and six-month periods ended June 26, 2011 and June 27, 2010; refer to footnote 2 for further details.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of the construction and start-up costs of future BWW restaurants and up to 60% of the construction and start-up costs of future Bagger Dave’s restaurants with a $7.0 million development line of credit with RBS Charter One.  We expect to meet all remaining capital requirements from operational cash flow.  We believe that the cash flow from operations and the development line of credit will be sufficient to meet our operational funding, development and obligations for the foreseeable future. However, to provide additional certainty that our liquidity requirements will be met, we have secured a $1.0 million line of credit for working capital with RBS CharterOne.  We do not anticipate drawing on this line.

Cash flow from operations for Year to Date 2011 was $3.2 million compared with $1.6 million for Year to Date 2010.

Total capital expenditures for fiscal year 2011 are expected to be approximately $9.1 million, of which approximately $7.2 million is for new restaurant construction, $0.6 million is for real estate, and $1.3 million is for existing store renovations, which includes a remodel, an addition, upgrades to audio/visual equipment and patio upgrades.  Some of the soft construction costs will be expensed depending on the nature of the charge.

Opening new restaurants is the Company’s primary use of capital and is critical to its growth.  Our completed and planned new construction for 2011 includes:

•	Traverse City, Michigan – BWW – opened February 7, 2011.

•	Lakeland, Florida – BWW – opened February 13, 2011.

•	Brighton, Michigan – Bagger Dave’s – opened February 27, 2011.

•	E. Lansing, Michigan – Bagger Dave’s - construction began in May of 2011 with an anticipated opening date in September of 2011.

•	Grand Rapids, Michigan – Bagger Dave’s - construction is scheduled to begin in August of 2011 with an anticipated opening date in November of 2011.

•	University Park (Bradenton), Florida – BWW – construction is scheduled to begin in August of 2011 with an anticipated opening date in November of 2011.

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

Mandatory Upgrades:

•
Per a Franchise Agreement dated July 29, 2010 by and between BWWI and Anker, Inc., a wholly-owned subsidiary of the Company, we are obligated to complete a full remodel of our Fenton, Michigan location by August 31, 2011. Estimated cost of this remodel is $500 thousand dollars, which we commenced in June 2011.  This remodel will be funded by cash from operations and will be completed in August.

Discretionary Upgrades:

In fiscal year 2011, the Company invested additional capital to upgrade seven existing locations, all of which are funded by cash from operations.  With the exception of Berkley, were a building addition is in progress, these improvements consisted of audio/video equipment upgrades and outdoor patio upgrades. The following is a listing of completed and scheduled upgrades:

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

•
Warren, Michigan — BWW — by the end of August 2011, we anticipate completing a remodel of this location funded by cash from operations and estimated at $130 thousand dollars. This remodel was discretionary and consisted primarily of audio/video equipment upgrades, new furniture, and a freshening up of the interior to enhance the guest experience.

•
Fish Hawk, Florida— BWW — by the end of August 2011, we anticipate completing a remodel of this location funded by cash from operations and estimated at $105 thousand dollars. This remodel was discretionary and consisted primarily of audio/video equipment upgrades and a freshening up of the interior to enhance the guest experience.

•
Berkley, Michigan — BWW — by the end of August 2011, we anticipate completing an addition to this location funded by cash from operations and estimated at $345 thousand dollars. This upgrade is discretionary and will consist of an 800 sq. ft. addition to accommodate 48 additional seats, a new draft beer system and cooler, and a new manager’s office.  This addition will require the demolition of a neighboring building which provides increased visibility of the restaurant, an improved parking plan, and a monument sign.

Our Credit Facility has debt covenants that have to be met on a quarterly basis. As of June 26, 2011, we are in compliance with all of the covenants.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 26, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 26, 2011.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 26, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

On June 7, 2011, the Company, together with its wholly-owned subsidiaries, entered into a First Amended and Restated Development Line of Credit Agreement (the “DLOC Agreement”) with RBS, N.A. (“RBS”). The DLOC Agreement provides for an $8 million credit facility with RBS (the “Credit Facility”).    The Credit Facility consists of a $7 million development line of credit (“DLOC”) and a $1 million revolving line of credit (“Revolving Line of Credit”). The Credit Facility is secured by a senior lien on all Company assets.  Refer to Exhibit 10.1 for complete details on this Credit Facility.

The Company plans to use the Credit Facility to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations in the Midwest. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at between 3% - 4% over LIBOR as adjusted monthly, depending on where the Lease Adjusted Leverage Ratio (as defined in the DLOC) falls. During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 3% - 4% over LIBOR as adjusted monthly, with principal and interest amortized over seven years and with a maturity date of June 7, 2018. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by December 7, 2012, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly; however, RBS has granted a zero carrying cost on the unused DLOC through December 25, 2011.  The Company also secured a $1 million Revolving Line of Credit, which has a maturity date of June 7, 2012.  Advances on the Company’s Revolving Line of Credit must be repaid within ninety consecutive days.

Item 6. Exhibits

(a) Exhibits:

3.1
Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

3.2	By-Laws (filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

10.1	First Amended and Restated Development Line of Credit Agreement between the Company and RBS Citizens, N.A., dated June 7, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: August 10, 2011	By: /s/ T. Michael Ansley
T. Michael Ansley President and Chief Executive Officer (Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)