Form 10-Q
period 2011-09-25
Diversified Restaurant Holdings, Inc.
filed 2011-11-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Registrant’s telephone number: (248) 223-9160

No change
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,876,000 shares of $.0001 par value common stock outstanding as of November 9, 2011.

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

PARTI.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 25	December 26
ASSETS	2011	2010

Current assets
Cash and cash equivalents	$2,199,922	$1,358,381
Accounts receivable	14,348	-
Inventory	479,604	339,059
Prepaid assets	153,268	209,708
Other current assets	-	43,348
Total current assets	2,847,142	1,950,496

Property and equipment, net - restricted assets of VIE	1,465,326	1,487,993
Property and equipment, net	20,772,884	17,252,599
Intangible assets, net	1,080,154	975,461
Other long-term assets	84,674	80,099
Deferred income taxes	-	607,744
Total assets	$26,250,180	$22,354,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Current portion of long-term debt (including VIE debt of $89,414)	$2,884,518	$1,947,676
Accounts payable	1,465,577	1,388,397
Accrued liabilities	1,541,967	1,089,112
Deferred rent	168,205	127,075
Total current liabilities	6,060,267	4,552,260

Deferred rent	1,734,870	1,622,943
Deferred income taxes	410	-
Other liabilities - interest rate swap	712,430	367,181
Long-term debt, less current portion (including VIE debt of $1,162,377 and $1,229,437)	16,478,319	15,936,193
Total liabilities	24,986,296	22,478,577

Commitments and contingencies (Notes 6, 10, and 11)

Stockholders' equity (deficit)
Common stock - $0.0001 par value; 100,000,000 shares authorized, 18,876,000 shares issued and outstanding	1,888	1,888
Additional paid-in capital	2,697,248	2,631,304
Retained earnings (accumulated deficit)	(1,782,124)	(3,096,017)
Total DRH stockholders' equity (deficit)	917,012	(462,825)

Noncontrolling interest in VIE	346,872	338,640

Total stockholders' equity (deficit)	1,263,884	(124,185)

Total liabilities and stockholders' equity	$26,250,180	$22,354,392

The accompanying notes are an integral part of these interim consolidated financial statments.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25	September 26	September 25	September 26
	2011	2010	2011	2010
Revenue
Food and beverage sales	$14,588,078	$11,423,726	$44,617,381	$32,823,425
Total revenue	14,588,078	11,423,726	44,617,381	32,823,425

Operating expenses
Compensation costs	4,254,003	3,346,237	12,757,321	9,780,263
Food and beverage costs	4,236,077	3,310,374	12,683,404	9,785,584
General and administrative	3,440,926	2,624,892	10,310,680	7,708,569
Pre-opening	135,009	66,129	403,714	283,308
Occupancy	854,624	810,969	2,444,948	2,144,808
Depreciation and amortization	881,432	698,770	2,491,649	1,944,374
Total operating expenses	13,802,071	10,857,371	41,091,716	31,646,906

Operating profit	786,007	566,355	3,525,665	1,176,519

Change in fair value of derivative instruments	(140,629)	(177,707)	(345,249)	(582,628)
Interest expense	(282,934)	(349,548)	(876,368)	(1,037,424)
Other income (expense), net	(17,749)	3,508	(58,262)	5,071

Income (loss) before income taxes	344,695	42,608	2,245,786	(438,462)

Income tax provision	(155,176)	(131,119)	(816,661)	(9,232)

Net income (loss)	$189,519	$(88,511)	$1,429,125	$(447,694)

Net (income) loss attributable to noncontrolling interest	(38,747)	88,446	(115,232)	88,446

Net income (loss) attributable to DRH	$150,772	$(65)	$1,313,893	$(359,248)

Basic earnings (loss) per share - as reported	$0.01	$(0.00)	$0.07	$(0.02)
Fully diluted earnings (loss) per share - as reported	$0.01	$(0.00)	$0.07	$(0.02)

Weighted average number of common shares outstanding
Basic	18,876,000	18,870,505	18,876,000	18,870,505
Diluted	19,039,692	18,870,505	19,048,836	18,870,505

The accompanying notes are an integral part of these interim consolidated financial statments.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balances - December 26, 2010, as previously reported	18,876,000	$1,888	$2,631,304	$(2,728,836)	$(367,181)	$-	$(462,825)

Reclassification of fair value of interest rate swap	-	-	-	(367,181)	367,181	-	-

Initial consolidation of VIE	-	-	-	-	-	338,640	338,640

Balances - December 26, 2010, as adjusted	18,876,000	1,888	2,631,304	(3,096,017)	-	338,640	(124,185)

Share-based compensation	-	-	65,944	-	-	-	65,944

Net income	-	-	-	1,313,893	-	115,232	1,429,125

Dividends	-	-	-	-	-	(107,000)	(107,000)

Balances - September 25, 2011	18,876,000	$1,888	$2,697,248	$(1,782,124)	$-	$346,872	$1,263,884

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 25	September 26
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,429,125	$(447,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,491,649	1,944,375
Loss on disposal of property and equipment	30,157	217,868
Share-based compensation	65,944	21,409
Change in fair value of derivative instruments	345,249	582,628
Deferred income tax benefit (provision)	608,154	(203,780)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(14,348)	376,675
Inventory	(140,545)	(1,196)
Prepaid assets	56,440	(87,328)
Other current assets	43,348	(69,025)
Intangible assets	(72,822)	(111,198)
Other long-term assets	(4,575)	(6,864)
Accounts payable	77,180	(68,884)
Accrued liabilities	452,855	462,929
Deferred rent	153,057	209,990
Net cash provided by operating activities	5,520,868	2,819,905

Cash flows from investing activities
Purchases of property and equipment	(6,051,295)	(4,176,237)
Net cash used in investing activities	(6,051,295)	(4,176,237)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,138,321	3,086,496
Repayments of long-term debt	(1,659,353)	(2,059,215)
Proceeds from issuance of common stock	-	250,000
Dividends	(107,000)	(552,861)
Net cash provided by financing activities	1,371,968	724,420

Net increase (decrease) in cash and cash equivalents	841,541	(631,912)

Cash and cash equivalents, beginning of period	1,358,381	1,660,099

Cash and cash equivalents, end of period	$2,199,922	$1,028,187

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) was formed on September 25, 2006.  DRH and its wholly-owned subsidiaries, including AMC Group, Inc, (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc.  (“BURGERS”) develop, own, and operate Buffalo Wild Wings® (“BWW”) restaurants located throughout Michigan and Florida and its own restaurant concept, Bagger Dave's Legendary Burger Tavern® (“Bagger Dave's”), as detailed below.

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
Fort Myers, FL
Grand Blanc, MI
Lakeland, FL
Marquette, MI
North Port, FL
Novi, MI
Petoskey, MI
Port Huron, MI
Riverview, FL
Sarasota, FL
Sterling Heights, MI
Traverse City, MI
Troy, MI
University Park, FL
Warren, MI
Bagger Dave's Franchising Corporation
Ann Arbor, MI
Berkley, MI
Brighton, MI
East Lansing, MI
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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants.  WINGS, through its subsidiaries, holds 22 BWW restaurants that are currently in operation (with its most recent opening in University Park, Florida on Sunday, October 30, 2011).

WINGS is economically dependent on retaining its franchise rights with Buffalo Wild Wings, Inc. (“BWWI”).  The franchise agreements have specific initial term expiration dates ranging from January 29, 2014 through March 25, 2031, depending on the date each was executed and its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through March 25, 2046.  WINGS is in compliance with the terms of these agreements at September 25, 2011.  The Company is under contract with BWWI to enter into 16 additional franchise agreements by 2017 (see Note 11 for details).

BURGERS was formed on March 12, 2007 to own the Bagger Dave's restaurants, a full-service, ultra-casual dining concept developed by the Company.  BURGERS, through its subsidiaries, owns five Bagger Dave’s restaurants that are currently in operation (with the sixth location scheduled to open on Sunday, November 13, 2011 in Cascade Township, Michigan).  BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept.  We have filed for rights, and been approved, to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri.  No Bagger Dave's franchise agreements have been entered into to date.

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

We consolidate all variable interest entities (“VIE”) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We adopted the consolidation of variable interest entities guidance issued in June 2009 effective January 1, 2011.  We consolidated Ansley Group, LLC because we lease and maintain substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guarantee all of its debt.

Basis of Presentation

The consolidated financial statements as of September 25, 2011 and December 26, 2010, and for the three-month and nine-month periods ended September 25, 2011 and September 26, 2010, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of September 25, 2011 and for the three-month and nine-month periods ended September 25, 2011 and September 26, 2010 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and nine-month periods ended September 25, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2011.

Fiscal Year

The Company utilizes a 52-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2010 ended on December 26, 2010, comprising 52 weeks. This quarterly report on Form 10-Q is for the three-month period ended September 25, 2011, comprising 13 weeks.

Concentration Risks

Approximately 76% and 82% of the Company's revenues during the nine months ended September 25, 2011 and September 26, 2010, respectively, are generated from food and beverage sales from restaurants located in Michigan.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps.  The notional value of interest rate swap agreements in place at September 25, 2011 and December 26, 2010 was approximately $11.5 million and $9.8 million, respectively.

Recent Accounting Pronouncements

There were no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.           STAFF ACCOUNTING BULLETIN NO. 108

During the three months ended March 27, 2011, the Company identified an error related to its 2010 accounting for its interest rate swap agreements.  The Company determined that its interest rate swap agreements, effective May 2010 and September 2010, did not qualify for hedge accounting and, as a result, the change in the fair value of the swap agreements as of December 26, 2010 of $367,181 and as of September 26, 2010 of $582,628 should have been reflected in the consolidated statement of operations as change in fair value of derivative instruments instead of in the consolidated statement of stockholders’ equity.

In addition, during the three months ended March 27, 2011, the Company determined that, as a result of its August 2010 guarantee of the mortgage obligations of Ansley Group, LLC, the Company should have consolidated Ansley Group, LLC into its financial statements as of and for the year ended December 26, 2010 and for the three- and nine-month periods ended September 26, 2010 in accordance with FASB guidance related to consolidating variable interest entities.

The Company assessed the materiality of these errors on its December 26, 2010 financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the errors were not material to that period.  The Company also concluded that, had the errors been adjusted within its financial statements for the three-month and nine-month periods ended September 25, 2011, the impact of such adjustments would have been material to its financial statements for the period then ended and it expects the errors may be material to its full year 2011 results.  In accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", the December 26, 2010 balance sheet and the statements of operations for the three-month and nine-month periods ended September 26, 2010 have been revised to correct these errors.

The Company will make additional adjustments as appropriate to the corresponding annual financial statements the next time it files these statements.

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

The impact of the errors on the consolidated statements of operations for the three-month and nine-month periods ended September 26, 2010 is as follows:

	Three Months Ended September 26, 2010			Nine Months Ended September 26, 2010
	Previously Reported	Adjustment	As Adjusted	Previously Reported	Adjustment	As Adjusted
General and administrative	$2,670,428	$(45,536)	$2,624,892	$7,707,679	$890	$7,708,569
Occupancy	765,289	45,680	810,969	2,165,555	(20,747)	2,144,808
Depreciation and amortization	696,161	2,609	698,770	1,941,765	2,609	1,944,374
Change in fair value of derivative instruments	-	(177,707)	(177,707)	-	(582,628)	(582,628)
Interest expense	(243,854)	(105,694)	(349,548)	(931,730)	(105,694)	(1,037,424)
Income (loss) before income taxes	331,587	(288,979)	42,608	232,612	(671,074)	(438,462)
Net income (loss)	200,468	(288,979)	(88,511)	223,380	(671,074)	(447,694)
Net income (loss) attributable to noncontrolling interest	-	88,446	88,446	-	88,446	88,446
Net income (loss) attributable to DRH	-	(65)	(65)	-	(359,248)	(359,248)
Basic earnings (loss) per share	0.01	(0.01)	0.00	0.01	(0.03)	(0.02)
Fully diluted earnings (loss) per share	0.01	(0.01)	0.00	0.01	(0.03)	(0.02)

Weighted average number of common shares outstanding
Basic	18,870,505	-	18,870,505	18,870,505	-	18,870,505
Diluted	29,160,000	(10,289,495)	18,870,505	29,113,333	(10,242,828)	18,870,505

The Company's SAB 99 evaluation considered that the interest rate swap has no impact on the liability that was already recorded, is non-cash in nature, and is not material given the Company's overall volume of activity in 2010.  Regarding consolidation of the Ansley Group, LLC the impact on the 2010 statement of operations is not material and the 2010 balance sheet impact, disclosed in the table above, is not material given that the restaurant's operating results related to the assets that should have been consolidated were already included in operations and the potential debt obligation was previously disclosed.  In the aggregate, the Company does not believe it is probable that the view of a reasonable investor would be changed by the correction in 2010 of these items.

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

On September 29, 2011, the Company entered into a commitment letter with RBS, as administrator and lead arranger, with respect to senior credit facilities of up to $50 million.   The commitment letter provides that the senior credit facilities would include a term loan facility of up to $42 million to refinance the existing outstanding debt of the Company and its affiliates and to finance a potential acquisition.  The senior credit facilities would also include a renewal of the Company's development line of credit facility of up to $7 million to fund the development of BWW and Bagger Dave's restaurants and a renewal of its revolving line of credit of up to $1 million.  The senior credit facilities would be secured by a first priority lien on the Company's assets.  The commitment letter provides, among other things, that the closing of the senior credit facilities is subject to conditions customary to similar transactions, including the closing of a potential acquisition.  In the event the potential acquisition, as contemplated by the commitment letter, is not consummated, the commitment letter will be terminated or amended.

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

4.           PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 25 2011	December 26 2010
Land	$469,680	$385,959
Land (restricted assets of VIE)	520,000	520,000
Building	2,745,296	2,255,246
Building (restricted assets of VIE)	1,570,967	1,570,967
Equipment	9,682,030	8,140,417
Furniture and fixtures	2,810,371	2,216,347
Leasehold improvements	17,332,641	13,925,216
Restaurant construction in progress	772,390	1,247,265
Total	35,903,375	30,261,417
Less accumulated depreciation	(13,039,524)	(10,917,851)
Less accumulated depreciation attributable to restricted assets of VIE	(625,641)	(602,974)
Property and equipment, net	$22,238,210	$18,740,592

5.           INTANGIBLES

 Intangible assets are comprised of the following:

	September 25 2011	December 26 2010
Amortized intangibles:
Franchise fees	$303,750	$373,750
Trademark	22,283	7,475
Loan fees	164,429	155,100
Total	490,462	536,325
Less accumulated amortization	(83,375)	(115,246)
Amortized intangibles, net	407,087	421,079

Unamortized intangibles:
Liquor licenses	673,067	554,382
Total intangibles, net	$1,080,154	$975,461

Amortization expense for the three months ended September 25, 2011 and September 26, 2010 was $28,698 and $9,815, respectively.  Amortization expense for the nine months ended September 25, 2011 and September 26, 2010 was $48,129 and $27,078, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2011, 2012, 2013, 2014, and 2015 is projected to total approximately $49,275 per year.

6.           RELATED PARTY TRANSACTIONS

The Affiliates Acquisition (see Note 3) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.  The outstanding balance on the notes is $2,388,769 and $2,801,221 at September 25, 2011 and December 26, 2010, respectively.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company.  Fees paid during the three months ended September 25, 2011 and September 26, 2010 were $84,486 and $45,905, respectively.  Fees paid during the nine months ended September 25, 2011 and September 26, 2010 were $236,571 and $155,499, respectively.

Current debt (see Note 7) also includes a promissory note to a DRH stockholder in the amount of $250,000.  The note is a demand note that does not require principal or interest payments.  Interest is accrued at 8% per annum and is compounded quarterly.  The Company has 180 days from the date of demand to pay the principal and accrued interest.

See Note 10 for related party operating lease transactions.

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 25 2011	December 26 2010
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $120,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%.	$7,602,346	$8,399,538

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,127,278	1,141,188

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.58% per annum.	891,048	915,446

DLOC to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 3.0% over the 30-day LIBOR (the rate at September 25, 2011 was approximately 3.23%). In November 2011, the DLOC will convert into a term loan bearing interest at 4% over the 30-day LIBOR and will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	1,662,999	1,424,679

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $15,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%.	1,244,391	1,379,098

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $33,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%.	2,701,583	-

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum.	234,478	241,832

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	8,154	12,016

Notes payable - variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,500 through maturity in 2025. Interest is charged at a rate of 4% over the 30-day LIBOR (the rate at September 25, 2011 was approximately 4.23%).	1,251,791	1,318,851

Notes payable – related parties	2,638,769	3,051,221

Total long-term debt	19,362,837	17,883,869

Less current portion (includes VIE debt of $89,414)	(2,884,518)	(1,947,676)

Long-term debt, net of current portion	$16,478,319	$15,936,193

Scheduled principal maturities of long-term debt are summarized as follows:

Year	Amount
September 25, 2011	$2,884,518
September 23, 2012	3,034,050
September 22, 2013	2,987,327
September 21, 2014	3,176,477
September 20, 2015	2,941,824
Thereafter	4,338,641
Total	$19,362,837

Interest expense was $282,934 and $349,548 (including related party interest expense of $42,131 and $50,932) for the three months ended September 25, 2011 and September 26, 2010, respectively.  Interest expense was $876,368 and $1,037,424 (including related party interest expense of $144,502 and $111,047) for the nine months ended September 25, 2011 and September 26, 2010, respectively.

On August 30, 2010, Ansley Group, LLC entered into a $1.3 million mortgage refinance agreement with RBS. This agreement is secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty.  Ansley Group, LLC was formed for the sole purpose of acting as landlord for this property.  DRH leases this property through its wholly-owned subsidiary, Bearcat Enterprises, Inc. In accordance with ASC 810, Ansley Group, LLC is considered a variable interest entity and, accordingly, its activities are consolidated into DRH’s interim consolidated financial statements.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of September 25, 2011.

8.           CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

In 2011, the Company established the Stock Incentive Plan of 2011 (“Stock Incentive Plan”) to attract and retain directors, consultants, and employees and to more fully align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership.  The plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.  Stock options must be awarded at exercise prices at least equal to or greater than 100% of the fair market value of the shares on the date of grant.  The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors or other committee as determined by the Board (the “Committee”).  The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock.  The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock.  Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.  The Stock Incentive Plan was approved by our shareholders on May 26, 2011.

During fiscal 2011, restricted shares were issued to certain employees at a weighted-average grant date fair value of $5.00.  Restricted shares are granted with a per share purchase price at 100% of the fair market value on the date of grant.  Stock-based compensation expense will be recognized over the expected vesting period in an amount equal to the fair market value of such awards on the date of grant.  The restricted shares transactions are summarized below:

Number of Restricted Stock Shares
Unvested, June 26, 2011	0
Granted	60,800
Vested	0
Expired/Forfeited	(200)
Unvested, September 25, 2011	60,600

Under the Stock Incentive Plan, there are 689,400 shares available for future awards.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock-based compensation of $21,981 and $5,253 was recognized, during the three-month period ended September 25, 2011 and September 26, 2010, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested as of September 25, 2011.  Stock-based compensation for the nine-months ended September 25, 2011 and September 26, 2010, respectively, was $65,944 and $21,409.  The fair value of stock options is estimated using the Black-Scholes model.  The fair value of unvested shares is $153,870 as of September 25, 2011.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor of 30% based on guidance as defined in FASB ASC 718, Compensation–Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at September 25, 2011, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 25, 2011.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The benefit (provision) for income taxes consists of the following components for the three-month and nine-month periods ended September 25, 2011 and September 26, 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 25 2011	September 26 2010	September 25 2011	September 26 2010
Federal
Current	$0	$0	$0	$0
Deferred	(36,390)	(69,280)	(463,772)	121,327

State
Current	(71,500)	(36,502)	(208,507)	(123,105)
Deferred	(47,286)	(25,337)	(144,382)	(7,454)

Income tax benefit (provision)	$(155,176)	$(131,119)	$(816,661)	$(9,232)

The benefit (provision) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	September 25 2011	September 26 2010

Income tax benefit (provision) at federal statutory rate	$(766,063)	$(78,957)
State income tax benefit (provision)	(352,889)	(130,559)
Permanent differences	(77,139)	9,535
Tax credits	318,643	105,000
Other	60,787	85,749

Income tax benefit (provision)	$(816,661)	$(9,232)

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

	September 25 2011	December 26 2010
Deferred tax assets:
Net operating loss carry forwards	$363,121	$1,252,609
Deferred rent expense	62,762	68,509
Start-up costs	231,393	190,076
Tax credit carry forwards	846,808	540,533
Other	437,643	487,139
Total deferred tax assets	1,941,727	2,538,866

Deferred tax liabilities:
Other	176,552	425,322
Tax depreciation in excess of book	1,765,585	1,505,800
Total deferred tax liabilities	1,942,137	1,931,122
Net deferred income tax (liabilities) assets	$(410)	$607,744

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), "Income Taxes".  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Federal net operating loss carry forwards of $680,018 and $28,611 will expire in 2029 and 2030, respectively.  General business tax credits of $318,013, $341,156, $122,850, $59,722 and $5,067 will expire in 2031, 2030, 2029, 2028 and 2027, respectively.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of September 25, 2011.

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

Total rent expense was $657,130 and $540,127 for the three-month period ended September 25, 2011 and September 26, 2010, respectively (of which $23,358 and $20,871, respectively, were paid to a related party).  Total rent expense was $1,921,178 and $1,468,995 for the nine-month period ended September 25, 2011 and September 26, 2010, respectively (of which $66,760 and $62,616, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 26, 2010 are summarized as follows:

Year	Amount
2011	$2,699,479
2012	2,883,835
2013	2,948,547
2014	2,815,633
2015	2,511,310
Thereafter	8,377,052
Total	$22,235,856

11.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an "Area Development Agreement" with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of September 25, 2011, of the 32 restaurants required to be opened under the Area Development Agreement, 15 of these restaurants had been opened for business (with the 16th restaurant opened on October 30, 2011).  An additional six restaurants not part of this Area Development Agreement were also opened for business as of September 25, 2011.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $667,224 and $533,833 in royalty expense for the three-month period ended September 25, 2011 and September 26, 2010, respectively, and $2,045,488 and $1,528,560 for the nine-month period ended September 25, 2011 and September 26, 2010, respectively.  Advertising fund contribution expenses were $422,570 and $328,574 for the three-month period ended September 25, 2011 and September 26, 2010, respectively, and $1,271,538 and $941,194 for the nine-month period ended September 25, 2011 and September 26, 2010, respectively.

The Company is required, by its various BWWI franchise agreements, to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWWI has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurants’ needs.

The Company is subject to ordinary, routine, legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  While unfavorable outcomes could have adverse effects on the Company's business, results of operations, and financial condition, management believes that the Company is adequately insured and does not believe that any pending or threatened proceedings would adversely impact the Company's results of operations, cash flows, or financial condition.  Therefore, no separate reserve has been established for these types of legal proceedings.

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $278,616 and $349,548 during the three-month period ended September 25, 2011 and September 26, 2010, respectively, and $827,253 and $1,037,424 for the nine-month period ended September 25, 2011 and September 26, 2010, respectively.

Cash paid for income taxes was $110,000 and $36,502 during the three-month period ended September 25, 2011 and September 26, 2010, respectively, and $147,943 and $146,937 for the nine-month period ended September 25, 2011 and September 26, 2010, respectively.

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC 820 Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

●	Level 1	Quoted market prices in active markets for identical assets and liabilities;
●	Level 2	Inputs, other than level 1 inputs, either directly or indirectly observable; and
●	Level 3	Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.

As of September 25, 2011 and December 26, 2010, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the three months ended September 25, 2011 and the fiscal year ended December 26, 2010, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 25, 2011:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(712,430)	$—	$(712,430)	$(712,430)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 26, 2010:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(367,181)	$—	$(367,181)	$(367,181)

As of September 25, 2011, our total debt, less related party debt, was approximately $16.7 million and had a fair value of approximately $14.0 million. As of December 26, 2010, our total debt, less related party debt, was approximately $14.8 million and had a fair value of approximately $12.7 million. Related party debt at September 25, 2011 was approximately $2.6 million and had a fair value of approximately $2.7 million.  Related party debt as of December 26, 2010 was approximately $3.1 million and had a fair value of approximately $2.8 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® ("BWW") franchisee that is rapidly expanding through organic growth and acquisitions.  WINGS, through its subsidiaries, holds 22 BWW restaurants that are currently in operation; 14 are located in Michigan and eight in Florida (with its most recent opening in University Park, Florida on Sunday, October 30, 2011).  DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008.  As of September 25, 2011, the Company owned and operated five Bagger Dave’s® restaurants in Southeast Michigan with the most recent store opening, in East Lansing, Michigan, on September 18, 2011. Our sixth Bagger Dave's location is scheduled to open on November 13, 2011.  BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept.  We have filed for rights, and been approved, to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri.

Our organic growth strategy is dependent on three key components.  First is the continued development of our BWW concept as a franchisee.  We expect to open two to three BWW stores each year through 2017 with a combined total of 38 by the end of 2017.  Second is our continued development of our own Bagger Dave’s concept throughout the Midwest consistent with the current capabilities of our supply base.  We intend to open, depending on our ability to find real estate and fund new development, a minimum of three to five corporate stores in 2012.  Third is our desire to franchise our Bagger Dave’s concept throughout the Midwest.  We have made significant investments, including the hiring of a veteran in the franchise community to seek qualified multi-unit operators, support the development of new franchisee-owned stores, and ultimately manage the franchisee system.

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

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the fiscal years indicated. “Total owned restaurants” reflects the number of restaurants owned and operated by DRH for each year. From the Company’s inception to February 1, 2010, it managed nine BWW restaurants that were owned by affiliated parties.  On February 1, 2010, these restaurants were acquired by the Company.  “Total managed restaurants” reflects the total number of restaurants managed and/or owned by the Company. Our 2009 comparative results are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control (refer to Note 3 in the notes to consolidated financial statements for further details).

	2011	2010	2009	2008	2007
Beginning of year	22	9	8	2	0
Acquisitions	0	9	0	0	0
Openings	5	4	1	6	2
Planned openings	1	N/A	N/A	N/A	N/A
Total owned restaurants	28	22	9	8	2

Affiliate restaurants under common control	0	0	9	9	9
Total managed restaurants	28	22	18	17	11

RESULTS OF OPERATIONS

For the three months ended September 25, 2011 ("Third Quarter 2011") and the nine months ended September 25, 2011 (“Year to Date 2011”), revenue was generated from the operations of 21 BWW restaurants (two of which opened in February 2011) and five Bagger Dave’s restaurants (of which one opened in late February 2011 and another opened in mid-September 2011 ). For the three months ended September 26, 2010 ("Third Quarter 2010") and nine months ended September 26, 2010 (“Year to Date 2010”), revenue was generated from the operations of 18 BWW restaurants (of which one opened in June 2010 and another opened in August 2010) and three Bagger Dave’s restaurants (one of which opened in February 2010).

Results of Operations for the Three Months Ended September 25, 2011 and September 26, 2010

Our operating results below are expressed as a percentage of total revenue on the basis of comparison to prior periods.

	Three Months Ended
	September 25	September 26
	2011	2010

Total revenue	100.0%	100.0%

Operating expenses
Compensation costs	29.2%	29.3%
Food and beverage costs	29.0%	29.0%
General and administrative	23.6%	23.0%
Pre-opening	0.9%	0.6%
Occupancy	5.9%	7.1%
Depreciation and amortization	6.0%	6.1%
Total operating expenses	94.6%	95.1%

Operating profit	5.4%	4.9%

Total revenue for Third Quarter 2011 was $14.6 million, an increase of $3.2 million or 27.7% over the $11.4 million of revenue generated during Third Quarter 2010. The increase was primarily attributable to two factors. First, approximately $2.6 million of the increase was attributable to revenues generated from the opening of four new restaurants in 2011 (two Bagger Dave's restaurant and two BWW restaurants) and revenues generated by four restaurants (one Bagger Dave's restaurant and three BWW restaurants) that opened prior to 2011 but did not meet the criteria for same-store-sales for all or part of the three-month period. Second, we believe the remaining $596 thousand increase was related to a 5.7% increase in same-store-sales for 16 BWW restaurants meeting our same-store-sales criteria and a 10.2% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Compensation cost increased by $908 thousand or 27.1% to $4.3 million in Third Quarter 2011 from $3.3 million in Third Quarter 2010.  The increase was primarily due to the addition of six restaurants.  Compensation cost as a percentage of sales decreased to 29.2% in Third Quarter 2011 from 29.3% in Third Quarter 2010 primarily due to the fact that the proportional increase in revenue exceeded the increase of management compensation.

Food and beverage cost increased by $926 thousand or 28.0% to $4.2 million in Third Quarter 2011 from $3.3 million in Third Quarter 2010.  The increase was primarily due to the addition of six restaurants.  Food and beverage cost as a percentage of sales remained consistent at 29.0% in Third Quarter 2011 and Third Quarter 2010.

General and administrative cost increased by $816 thousand or 31.1% to $3.4 million in Third Quarter 2011 from $2.6 million in Third Quarter 2010.  This increase was primarily due to the addition of six restaurants.  General and administrative cost as a percentage of sales increased to 23.6% in Third Quarter 2011 from 23.0% in Third Quarter 2010 primarily due to a nonrecurring increase in professional fees.

Pre-opening cost increased by $69 thousand or 104.2% to $135 thousand in Third Quarter 2011 from $66 thousand in Third Quarter 2010.   The difference in pre-opening cost was due to the timing and overall cost to build and open new stores during the period.  The Company had one new store opening in the Third Quarter 2011 and two scheduled openings in early Fourth Quarter 2011, versus one store opening in Third Quarter 2010 and one store opening in Fourth Quarter 2010.  Pre-opening cost as a percentage of sales increased to 0.9% in Third Quarter 2011 from 0.6% in Third Quarter 2010.

Occupancy cost increased by $44 thousand or 5.4% to $855 thousand in Third Quarter 2011 from $811 thousand in Third Quarter 2010.  This increase was primarily due to the addition of six new stores. Occupancy cost as a percentage of sales decreased to 5.9% in Third Quarter 2011 from 7.1% in Third Quarter 2010, primarily due to the Brandon building acquisition in June 2010 as well as negotiated rate reductions.

Depreciation and amortization cost increased by $183 thousand or 26.1% to $881 thousand in Third Quarter 2011 from $699 thousand in Third Quarter 2010.  This increase was primarily due to the addition of six restaurants.  Depreciation and amortization cost as a percentage of sales decreased to 6.0% in Third Quarter 2011 from 6.1% in Third Quarter 2010 primarily due to the increase in same-store-sales.

Our operating results below, for the nine months ended September 25, 2011 and September 26, 2010, are expressed as a percentage of total revenue on the basis of comparison to prior periods.

 Results of Operations for the Nine Months Ended September 25, 2011 and September 26, 2010
	Nine Months Ended
	September 25	September 26
	2011	2010

Total revenue	100.0%	100.0%

Operating expenses
Compensation costs	28.6%	29.8%
Food and beverage costs	28.4%	29.8%
General and administrative	23.1%	23.5%
Pre-opening	0.9%	0.9%
Occupancy	5.5%	6.5%
Depreciation and amortization	5.6%	5.9%
Total operating expenses	92.1%	96.4%

Operating profit	7.9%	3.6%

Total revenue for Year to Date 2011 was $44.6 million, an increase of $11.8 million or 35.9% over the $32.8 million of revenue generated during Year to Date 2010. The increase was primarily attributable to two factors. First, approximately $10.2 million of the increase was attributable to revenues generated following the opening of four new restaurants in 2011 (two Bagger Dave's restaurants and two BWW restaurants) and revenues generated by four restaurants (one Bagger Dave's restaurant and three BWW restaurants) that opened prior to 2011 but did not meet the criteria for same-store-sales for all or part of the nine-month period.  Second, the remaining $1.6 million increase was related to a 3.9% increase in same-store-sales for 16 BWW restaurants meeting our same-store-sales criteria and a 7.8% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Compensation cost increased by $3.0 million or 30.4% to $12.8 million in Year to Date 2011 from $9.8 million in Year to Date 2010.  The increase was primarily due to the addition of four restaurants in 2011 and four that opened in 2010.  Compensation cost as a percentage of sales decreased to 28.6% in Year to Date 2011 from 29.8% in Year to Date 2010 primarily due to a reduction in hourly labor costs and due to the fact that the proportional increase in revenue exceeded the increase of management compensation.  This improvement was partially offset by early-stage hourly labor inefficiencies attributed to the opening of four new stores in 2011.

Food and beverage cost increased by $2.9 million or 29.6% to $12.7 million in Year to Date 2011 from $9.8 million in Year to Date 2010.  The increase was primarily due to the addition of four restaurants in 2011 and four that opened in 2010.  Food and beverage cost as a percentage of sales decreased to 28.4% in Year to Date 2011 from 29.8% in Year to Date 2010 primarily due to lower bone-in chicken wing cost, menu price increases, and efficiencies in food preparation.  This decrease was partially offset by increases in other food and beverage costs.

General and administrative cost increased by $2.6 million or 33.8% to $10.3 million in Year to Date 2011 from $7.7million in Year to Date 2010.  This increase was primarily due to the addition of four restaurants in 2011 and four that opened in 2010.  General and administrative cost as a percentage of sales decreased to 23.1% in Year to Date 2011 from 23.5% in Year to Date 2010 due to cost reduction initiatives and because the proportional increase in revenue was greater than that of general and administrative overhead expenses.

Pre-opening cost increased by $120 thousand or 42.5% to $404 thousand in Year to Date 2011 from $283 thousand in Year to Date 2010.  The difference in pre-opening cost was due to the timing and overall cost to build and open new stores during the period.  The Company opened four new stores in 2011 and four new stores in 2010.  Pre-opening cost as a percentage of sales remained consistent at 0.9% in Year to Date 2011 and Year to Date 2010.

Occupancy cost increased by $300 thousand or 14.0% to $2.4 million in Year to Date 2011 from $2.1 million in Year to Date 2010.  This increase was primarily due to the addition of four restaurants in 2011 and four that opened in 2010.  Occupancy cost as a percentage of sales decreased to 5.5% in Year to Date 2011 from 6.5% in Year to Date 2010, primarily due to the Brandon building acquisition in June of 2010 as well as negotiated rate reductions.

Depreciation and amortization cost increased by $547 thousand or 28.1% to $2.5 million in Year to Date 2011 from $1.9 million in Year to Date 2010.  This increase was primarily due to addition of four restaurants in 2011 and four that opened in 2010.  Depreciation and amortization cost as a percentage of sales decreased to 5.6% in Year to Date 2011 from 5.9% in Year to Date 2010 primarily due to the increase in same-store-sales.

INTEREST AND TAXES

Interest expense was $282,934 and $349,548 during Third Quarter 2011 and Third Quarter 2010, respectively.  Interest expense was $876,368 and $1,037,424 during Year to Date 2011 and Year to Date 2010, respectively.  The decrease is due to nonrecurring prepayment expenses associated with the May 2010 debt facility.

For Third Quarter 2011, we booked an income tax provision of $155,176 compared to Third Quarter 2010 when an income tax provision of $131,119 was recorded.  The effective tax rate of income before taxes was 45% for Third Quarter 2011 vs. 307.7% for Third Quarter 2010.  For Year to Date 2011, we booked an income tax provision of $816,661 compared to Year to Date 2010 when an income tax provision of $9,232 was recorded.  The effective tax rate of income before taxes was 36.4% for Year to Date 2011 vs. (2.1)% for Year to Date 2010 when the Company recorded negative pre-tax earnings.  The retrospective adjustments for the Company's 2010 interest rate swap agreements that did not qualify for hedge accounting and the Company’s consolidation of the VIE significantly impacted the income (loss) before income taxes for both the three-month and nine-month periods ended September 25, 2011 and September 26, 2010; refer to Note 2 for further details.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of the construction and start-up costs of future BWW and Bagger Dave’s restaurants with a $7.0 million development line of credit with RBS Charter One.  We expect to meet all remaining capital requirements from operational cash flow.  We believe that the cash flow from operations and the development line of credit will be sufficient to meet our operational funding, development and obligations for the foreseeable future. However, to provide additional certainty that our liquidity requirements will be met, we have secured a $1.0 million line of credit for working capital with RBS CharterOne.

Cash flow from operations for Year to Date 2011 was $5.5 million compared with $2.8 million for Year to Date 2010.

Total capital expenditures for fiscal year 2011 are expected to be approximately $9.1 million, of which approximately $7.2 million is for new restaurant construction, $0.6 million is for real estate, and $1.3 million is for existing store renovations, which includes a remodel, an addition, upgrades to audio/visual equipment, and patio upgrades.  Some of the soft construction costs will be expensed depending on the nature of the charge.

Opening new restaurants is the Company’s primary use of capital and is critical to its growth.  Our completed and planned new construction for 2011 includes:

•	Traverse City, Michigan – BWW – opened February 7, 2011

•	Lakeland, Florida – BWW – opened February 13, 2011

•	Brighton, Michigan – Bagger Dave’s – opened February 27, 2011

•	East Lansing, Michigan – Bagger Dave’s – opened September 18, 2011

•	University Park, Florida – BWW – opened October 30, 2011

•	Cascade Township, Michigan – Bagger Dave’s – scheduled to open on November 13, 2011

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

Mandatory Upgrades

Per a franchise agreement dated July 29, 2010 by and between BWWI and Anker, Inc., a wholly-owned subsidiary of the Company, we were obligated to complete a full remodel of our Fenton, Michigan BWW location in 2011.  This remodel was completed in September 2011and totaled approximately $450 thousand dollars.

Discretionary Upgrades

In fiscal year 2011, the Company invested additional capital to upgrade seven existing locations, all of which were funded by cash from operations. These improvements consisted of audio/visual equipment upgrades or patio upgrades.

Our Credit Facility has debt covenants that have to be met on a quarterly basis. As of September 25, 2011, we are in compliance with all of the covenants.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 25, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 25, 2011.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 25, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or employees alleging injury, illness, or other food quality, health, or operational concerns. To date, none of these types of litigation, most of which are entirely or predominantly covered by insurance, has had a material effect on our financial condition or results of operations. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: November 9, 2011	By: /s/ T. Michael Ansley
T. Michael Ansley President and Chief Executive Officer (Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)