Form 10-K
period 2011-12-25
Diversified Restaurant Holdings, Inc.
filed 2012-04-10
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 25, 2011

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission File No. 000-53577

DIVERSIFIED RESTAURANT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

27680 Franklin Rd., Southfield, MI 48034
(248) 223-9160

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $20,830,480 based on the per share closing price of the Company's common stock as reported on the OTC:BB stock market on June 26, 2011.

The number of shares outstanding of the registrant's common stock as of April 10, 2012 was 18,936,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 24, 2012 are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

When used in this Form 10-K, the “Company” and “DRH” refers to Diversified Restaurant Holdings, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below.

Cautionary Statement Regarding Forward Looking Information

Certain statements contained in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the U.S. Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to risks, uncertainties and assumptions and are identified by words such as "expects," "estimates," "projects," "anticipates," "believes," "could," and other similar words. Forward-looking statements are based upon the current beliefs and expectations of management. All statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in DRH's communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, store openings, acquisitions, franchise sales, commodity pricing, labor costs, or developments with respect to litigation or litigation costs that are not clearly historical in nature and are addressing operating performance, events, or developments that DRH expects or anticipates will occur in the future, including but not limited to franchise sales, restaurant openings, financial performance, and adverse developments with respect to litigation or increased litigation costs, the operation or performance of the Company's business units, or the market price of its common stock are forward-looking statements and are subject to known and unknown risks, uncertainties, and contingencies. Many of these risks, uncertainties, and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors include the risk factors listed and more fully described in Item 1A below, "Risk Factors," as well as risk factors that the Company has discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

ITEM 1.     BUSINESS

Introduction

Diversified Restaurant Holdings, Inc. ("DRH") is the owner, operator, and franchisor of the unique, full-service, ultra-casual restaurant and bar Bagger Dave's Legendary Burger Tavern® ("Bagger Dave's") and a leading Buffalo Wild Wings® ("BWW") franchisee.  The original company was founded by T. Michael Ansley, President and CEO, in late 2004 as an operating center for seven BWW locations that Mr. Ansley owned and operated as a franchisee.  DRH was formed on September 25, 2006, to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our unique Bagger Dave's Legendary Burger Tavern® restaurant concept.  It became a publicly-traded company in 2008 as a result of a self-underwritten initial public offering.  DRH and its wholly-owned subsidiaries, including AMC Group, Inc, ("AMC"), AMC Wings, Inc. ("WINGS"), and AMC Burgers, Inc. ("BURGERS"), develop, own, and operate Bagger Dave's and BWW restaurants located throughout Michigan and Florida.

DRH created the Bagger Dave’s concept, brand, menu and business plan throughout 2006 and 2007 and launched its first store in January 2008.  DRH received licensing approval to franchise Bagger Dave's in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri in 2010.  The Company doubled the number of Bagger Dave’s stores in 2011 and as of April 10, 2012, there were six Bagger Dave’s operating in the Greater Detroit region of Michigan with two additional restaurants under development.  In November 2011, DRH executed its first area development agreement to franchise six stores in the Midwest.  For more information, please visit www.baggerdaves.com.

DRH is also a leading Buffalo Wild Wings® ("BWW") franchisee and, as of April 10, 2012, operated 22 BWW restaurants (14 in Michigan and eight in Florida), with one under construction in Detroit, Michigan.  Mr. Ansley opened his first affiliated BWW in December 1999 and, since then, has received numerous awards from Buffalo Wild Wings, Inc. ("BWWI") including awards for the Highest Annual Restaurant Sales in 2004, 2005, and 2006, and in September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association ("IFA").  The IFA's membership consists of over 12,000 franchisee members and over 1,000 franchisor members.  DRH remains on track to fulfill its Area Development Agreement with which requires a total of 32 BWW restaurants by 2017, or an additional 9 more restaurants over the next five years.

The Company's Headquarters are located at 27680 Franklin Road, Southfield, Michigan, 48034.  Our telephone number is (248) 223-9160.  DRH can also be found on the internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Our 2011 and 2010 fiscal years ended on December 25, 2011 and December 26, 2010, respectively, and each comprised of 52 weeks.  Our next 53-week year will occur in 2012.

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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants.  The Company is economically dependent on retaining its franchise rights with BWWI.  The franchise agreements have specific initial term expiration dates ranging from January 29, 2014 through March 25, 2031, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through March 25, 2046.  The Company believes it is in compliance with the terms of these agreements at December 25, 2011.

BURGERS was formed on March 12, 2007 and serves as a holding company for its Bagger Dave's restaurants.  Bagger Dave's Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave's concept and has rights to franchise in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri.

Restaurant Concepts

Bagger Dave's Legendary Burger Tavern®

Bagger Dave's is our first initiative to diversify our operations by developing our own unique, full-service, ultra-casual restaurant and bar concept, which was launched in January 2008.  The Company has created a warm, inviting, and entertaining atmosphere through friendly and memorable guest service.  We believe our guests will be craving our beef and turkey burgers after their first bite, will welcome the atmosphere and experience associated with our restaurants and will appreciate our focus on personalized customer service.

Bagger Dave’s provides local flair with the interior showcasing historic photos of the city in which it resides.  It also features an electric train that runs above the dining room and bar areas.  The restaurant offers a full-service menu, family-friendly environment with a full-service bar that serves craft beer and a specialty wine selection handpicked by a Master Sommelier in its casual, comfortable atmosphere.  The menu features freshly-made burgers (never frozen), accompanied by more than 30 toppings from which to choose, fresh-cut fries, branded fountain drinks, specialty ice cream and hand-dipped milkshakes.  Signature items include Sloppy Dave's BBQ®, Train Wreck Burger®, and Bagger Dave's Amazingly Delicious Turkey Black Bean Chili®.

The guiding principle of the Bagger Dave's brand is genuine simplicity and high quality, fresh food. The burgers are made from a USDA fresh premium ground beef blend with no trimmings or Michigan fresh ground turkey.  The burgers come in the "Regular" (two patties) or "Small" (one patty) versions on fresh buns. Customers can choose from burger "Legends" including the Train Wreck Burger®, the Blues Burger®, and Sloppy Dave's BBQ® or guests have the freedom to "Create Your Own Legend" which allows you to totally customize your burger choosing from a variety of buns and more than 30 toppings, including six exclusive sauces presenting bold and exciting new flavors. In addition, burger toppings include various cheeses, bacon, egg, guacamole, and a variety of complimentary toppings — sautéed mushrooms and onions, barbecue sauce, steak sauce, and other standard condiments.

Beyond legendary burgers, Bagger Dave's offers Amazingly Delicious Turkey Black Bean Chili®, a Veggie Black Bean burger, a grilled cheese sandwich, a BLT sandwich, salads, and fresh-cut fries.  The fries are cut in-house and cooked in canola oil using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs.  The Company also offers Dave's Sweet Potato Chips®, a Bagger Dave's specialty using fresh cut premium sweet potatoes. Customers can choose from our own signature dipping sauces of honey/cinnamon/sea salt mix (especially good on the sweet potato chips) or honey mustard. Bagger Dave's also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins.  The menu includes seasonal specialties in order to stay fresh and provide variety for our customers.

To reinforce the Bagger Dave's name and brand, our burgers, sandwiches, and fries/chips are served in natural (brown) bags stamped prominently with our logo and set in a cake tin.

The Company believes its tagline captures it all: "Bagger Dave's®. Legendary Tastes. Unforgettable Experience."

Buffalo Wild Wings

DRH is a franchisee for Buffalo Wild Wings, Inc. (NASDAQ: BWLD) which, as of December 25, 2011, reported 817 Buffalo Wild Wing Grill & Bar® restaurants that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, craveable menu items in a welcoming neighborhood atmosphere with an extensive multi-media social environment, a full bar, and an open layout that creates a distinctive dining experience for sports fans and families alike. The restaurants are differentiated by the social environment the Company creates and the connection the restaurants make with our team members, guests, and the local community. The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes. Guests have the option of watching various sporting events on projection screens or approximately 50 additional televisions, competing in Buzztime Trivia, or playing video games.

BWW restaurants have widespread appeal and have won dozens of "Best Wings" and "Best Sports Bar" awards across the country. The BWW menu is competitively priced between the quick casual and casual dining segments, featuring traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers, and salads. The made-to-order menu items are enhanced by the bold flavor profile of BWW's 16 signature sauces and four signature seasonings, which range in flavor from Sweet BBQ™ to Blazin'®. The restaurants offer approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. The award-winning food and memorable experience drives guest visits and loyalty. Our typical BWW restaurant derives approximately 78.2% of its revenues from food and 21.8% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

The Company firmly believes that a happy employee translates into a happy guest.  A happy guest drives repeat sales and word-of-mouth marketing — two key factors that are fundamental to our sales growth strategy.  DRH believes that its core areas of expertise include site selection, development, management, quality guest service, and operations.  The Company plans to grow by increasing the number of restaurants in each of the two concepts it currently offers both organically and by franchising our original concepts; and by developing or acquiring additional concepts that can be expanded profitably.

As of December 25, 2011, the Company is an experienced operator of 22 franchised BWW restaurants; 14 restaurants in Michigan and eight in Florida.  The Company has an area development agreement with BWWI to operate 32 BWW restaurants by 2017 (in addition to the six restaurants we already had open prior to the execution of the development agreement).  The Company plans to open a total of one to two Buffalo Wild Wings restaurants in 2012, and expects to open additional stores if optimal locations are found and appropriate financing can be secured.

In 2008, the Company launched a new restaurant concept, Bagger Dave's Legendary Burger Tavern®.  The concept has grown quickly, and DRH had opened three restaurants by the end of 2010.  By the end of 2011, the Company doubled its Bagger Dave’s restaurant count to six locations, with two more restaurants under construction.  With proven success of the concept, the Company plans to grow and franchise throughout the Midwest.  In 2011, we signed our first multi-unit area development agreement to begin franchising the Bagger Dave's concept. We expect to open additional stores if optimal locations are found and appropriate financing can be secured.

We currently have Franchise Disclosure Documents filed and approved in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri.  Our plan is to continue to develop and grow this concept as we concurrently expand our BWW franchises in Michigan and Florida.

We plan to fund the development of these new BWW and Bagger Dave's restaurants through our existing DLOC or other suitable funding sources. These loans will be recorded as liabilities on our balance sheet and the furniture, equipment and leasehold improvements will be recorded as capital assets on the balance sheet of each separate affiliated legal entity that owns the restaurant. The financial statements of these wholly-owned subsidiaries will be combined with our balance sheet on a consolidated basis for reporting purposes.

Significant Business Transactions

Execution of Comprehensive Debt Facilities & Amendment/Reload
On May 5, 2010, the Company, together with its wholly-owned subsidiaries, entered into a credit facility with RBS Citizens, N.A. ("RBS"), a national banking association, which consisted of a $6 million development line of credit and a $9 million senior secured term loan ("Senior Secured Term Loan"), all secured by a senior lien on all Company assets.

On June 7, 2011, the Company, together with its wholly-owned subsidiaries, entered into a First Amended and Restated Development Line of Credit Agreement (the "DLOC Agreement") with RBS. The DLOC Agreement provides for an $8 million credit facility with RBS (the "Credit Facility"). The Credit Facility consists of a new $7 million development line of credit (“DLOC”) and a $1 million revolving line of credit (“Revolving Line of Credit”). The Credit Facility is secured by a senior lien on all Company assets.

The Company used the Credit Facility to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations in the Midwest. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at between 3% - 4% over LIBOR as adjusted monthly, depending on the Lease Adjusted Leverage Ratio (as defined in the DLOC). During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 3% - 4% over LIBOR as adjusted monthly, with principal and interest amortized over seven years (20 years for real estate) and with a maturity date of June 7, 2018. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by December 7, 2012, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly; however, RBS granted a zero carrying cost on the unused DLOC through December 25, 2011. The Company also secured a $1 million Revolving Line of Credit, which has a maturity date of June 7, 2012. Advances on the Company’s Revolving Line of Credit must be repaid within ninety consecutive days.

In 2010, the Company used approximately $8.7 million of the Senior Secured Term Loan to repay substantially all of its outstanding senior debt and early repayment fees owed to unrelated parties and the remaining $0.3 million was used for working capital. The Senior Secured Term Loan is for a term of seven years and, through a fixed-rate swap arrangement, bears interest at a fixed rate of 7.10%. Principal and interest payments are amortized over seven years, with monthly payments of approximately $113,000.

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets.  The Company will use approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital.  The 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.50% to 3.40%, depending on the Company’s lease adjusted leverage ratio.  Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the 2012 Term Loan.  The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019.  Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR.  Principal and interest payments on the 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $190 thousand plus accrued interest.

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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-50, Business Combinations: Transactions Between Entities Under Common Control, the Company accounted for the Affiliates Acquisition, a transaction between entities under common control, as if the transaction had occurred at the beginning of the period (i.e., December 28, 2009) using the historical cost basis of the acquired affiliates.

Site Selection

We conduct extensive analysis to determine the location of each new restaurant. Proximity to businesses (office buildings, movie theaters, manufacturing plants, hospitals, etc.) and leveraging high-traffic venues are key success criteria for our business.

For our restaurants, we prefer a strong end-cap position in a well-anchored shopping center or lifestyle entertainment center. Movie theaters are also a major traffic driver. Three of our BWW locations are directly beside or in front of a movie theater. However, we do not rule out freestanding locations if the opportunity meets certain economic criteria. As of December 25, 2011, we operate seven stand-alone building locations.

Restaurant Operations

We believe that retaining high quality restaurant managers, valuing our team members, and providing fast, friendly service to our guests are key factors to our continued success.

Management and Staffing

The core values that define our corporate culture are cleanliness, service, and organization. Our restaurants are generally staffed with one general manager and up to four assistant managers depending on sales volume of the restaurant. The general manager is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture. We utilize area managers to oversee our general managers and supervise the operation of our restaurants, including the continued development of each restaurant's management team. Through regular visits to the restaurants and constant communication with the management team, the area managers ensure adherence to all aspects of our concept, strategy, and standards of quality. We also have secret shoppers that visit our restaurants on a monthly basis and provide customer satisfaction scores for the criteria we define.

Training, Development, and Recruiting

Successful restaurant operations, customer satisfaction, quality, and cleanliness begin with the employee — a key component of our strategy. We pride ourselves on facilitating a well-organized, thorough, hands-on training program. Our employees undergo classroom training followed by job shadowing in order to prepare them for their role.

We offer a very competitive incentive program which we believe is unparalleled in the restaurant industry. Aside from very competitive base salaries and benefits, management is incentivized with a strong performance-based bonus program. We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a matching contribution feature, a tuition reimbursement program, a referral bonus program, and opportunities for career advancement.

We emphasize growth from within the organization as much as possible, giving our employees the opportunity to develop and advance. We believe this philosophy helps build a strong, loyal management team with above-industry-standard employee retention rates, giving us an advantage over our competitors. We strive for a balance of internal promotion and external hiring.

Restaurants

Our BWW restaurants range in size from 5,300 square feet to 7,500 square feet, with a historical square foot average of 6,400. We anticipate that future restaurants will range in size from 5,500 to 6,500 square feet with an average cash investment per restaurant of approximately $1,200,000, excluding preopening expenses of approximately $160,000. From time to time, we expect that our restaurants will be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher. We have a continuous capital improvement plan for our restaurants and plan major renovations every five years. Of our BWW restaurants, 16 of 22 are current with Generation 4.1 design criteria. We also attempt to increase seating capacity whenever possible. For a more detailed discussion of our capital improvement plans, please refer to the Liquidity and Capital Resources section of the Management's Discussion and Analysis below.

Our Bagger Dave's restaurants range in size from 3,800 to 4,600 square feet, with a historic square foot average of 4,300.  We anticipate that future restaurants will approximate 4,500 square feet and will include an outside seating area where feasible. We anticipate an average cash investment per restaurant of approximately $850,000, excluding preopening expenses of approximately $125,000. From time to time, we expect that our restaurants will be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher. We plan to establish this concept in the Detroit Metropolitan market and then expand it throughout the Midwest, with an ultimate goal of franchising the concept nationally.

Metrics

We use several metrics to evaluate and improve each restaurant's performance that include: sales growth, ticket times, table turns, guest satisfaction, secret shopper scores, Guest Experience Management (GEM) scores obtained through guest feedback via the internet, hourly labor cost, and cost of sales (COS).

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times.

Our purchasing operations for BWW restaurants are primarily through channels established by BWWI corporate operations. We do, however, negotiate directly with most of these channels as to price and delivery terms. Where we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices. For Bagger Dave's, we have been able to leverage our BWW purchasing power and develop supply sources at a more reasonable cost than would be expected for a smaller restaurant concept.

To maximize our purchasing efficiencies, our centralized purchasing staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price contracts.

Marketing and Advertising

In 2011 and 2010, we spent approximately 2% of all restaurant sales on marketing efforts. Charitable donations and local community sponsorships help us develop local public relations and is a major component of our marketing efforts. We support programs that build traffic at the grass roots level. We also participate in numerous local store marketing events for both BWW and Bagger Dave's throughout the communities we serve.

BWW

We pay a marketing fee to BWWI equal to 3% of revenue, which is supported by national advertising designed to build brand awareness. Some examples include television commercials on ESPN and CBS during key periods, such as football season and the March Madness NCAA basketball tournaments. In addition, we spent another 2% of revenue on our own marketing initiatives, of which 0.5% is allocated to a regional cooperative of BWW franchisees located in the metropolitan Detroit area. We established the BWW restaurants in the Michigan and Florida markets through coordinated local store marketing efforts and operating strengths that focus on the guest experience.

Our BWW stores participated in more than 100 local events in 2011, including Oak Apple Run (Royal Oak, Michigan), Woodward Dream Cruise (Ferndale, Michigan), Boys and Girls Club Walk (Royal Oak, Michigan), Sterling Fest (Sterling Heights, Michigan), Taste of Fenton (Fenton, Michigan), Taste of Grand Blanc (Grand Blanc, Michigan), Children's Leukemia Walk (Milford, Michigan), Children's Leukemia $1 pin-ups – Hoops for Hope (Michigan), BRU (Royal Oak, MI), Affirmations Big Bash (Ferndale, Michigan), Holiday Ice Festival (Ferndale, Michigan), Moffitt $5 Pin-ups (Tampa, Florida), University Park donated proceeds from their VIP night (Boys and Girls Club, Sarasota, Florida), Quantum Leap (Tampa, Florida), Taste of Brandon (Brandon, Florida), Marquette Marathon (Marquette, Michigan), Feed the Need (Detroit, Michigan), and Give Kids a Hand, (Royal Oak, Michigan). In addition, we sponsored more than 70 sports teams and hosted more than 230 fundraising events, raising more than $106,000 for local non-profit organizations.

Bagger Dave's

The advertising and marketing plan for developing the Bagger Dave's brand relies on local media (for which we allocate 2% of revenue), specials, promotions, and community events. We are also building our marketing reach with our current guests through enhancing our social media avenue. We attribute a large part of our Bagger Dave's growth to positive word-of-mouth.

Bagger Dave's participated in more than 30 events in 2011, including Oak Apple Run (Royal Oak, Michigan), Woodward Dream Cruise (Ferndale, Michigan), Boys and Girls Club Walk (Royal Oak, Michigan), Children's Leukemia Walk (Milford, Michigan), Children's Leukemia Walk (in Milford, Michigan), Children's Leukemia $1 pin-ups – Hearts for Hope (Michigan), Give Kids a Hand (Royal Oak, Michigan), Taste of Okemos (East Lansing, Michigan), and BRU (Royal Oak, MI). Bagger Dave's also sponsored more than 20 local sports teams and held approximately seven fundraising nights, raising more than $27,000 for local organizations.

Information Technology

We believe that technology can help to provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis, and ease and speed of guest service. We have a standard point-of-sale system in all of our restaurants that is integrated to our corporate office. The systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information, and reduce administrative time. Further, we successfully launched online ordering for our Bagger Dave's restaurants; please visit www.baggerdaves.com for additional details.

Competition

Competition in the restaurant industry is intense. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments. Competition is expected to remain intense with respect to price, service, location, concept, and type and quality of food. There is also competition for real estate sites, qualified management personnel, and hourly restaurant staff. Many of our competitors have been in existence longer than we have and may be better established in markets where we are currently or may, in the future, be located. Accordingly, we intend to continually evolve our restaurants, maintain high quality standards, and treat our guests in a manner that encourages them to return. Our pricing communicates value to the guest in a comfortable, welcoming atmosphere providing full-service, unlike many competitors in the fast-casual segment.

Employees

As of December 25, 2011, we had 1,519 total employees, of which 623 were full-time employees. We strive to promote from within and provide highly competitive wages and benefits. We value our employees and their input and believe this philosophy contributes to a low turnover ratio, even at the hourly-wage level, relative to industry standards.

Proprietary Rights

The Buffalo Wild Wings® registered service mark and certain other service marks and trademarks in the BWW system are all owned by BWWI.

The Company owns the rights to all Bagger Dave’s trademarks, service marks, trade secrets, and other proprietary rights, which it believes to have considerable value.  The Company believes the proprietary rights are important to its brand-building efforts and the marketing of the Bagger Dave's® restaurant concept. The Company actively enforces and vigorously defends its intellectual property by, at minimum, requiring a confidentiality agreement with all of its vendors/suppliers and executive officers.  However, the Company cannot predict whether the steps taken to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to the Company’s concepts. Although the Company believes it has sufficient protections concerning its proprietary rights, the Company may face claims of infringement that could interfere with its ability to market its restaurants and promote its brand.

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

We are also subject to laws governing our relationship with employees. Our failure to comply with federal, state, and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as wage and hour requirements; workers' compensation insurance; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage, and hour requirements, and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company are difficult to quantify. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject, in certain states, to "dram-shop" statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations. Even though we carry liquor liability insurance, a judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our operations.

Available Information

We are subject to the informational reporting requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC").

We maintain an Internet website address at www.diversifiedrestaurantholdings.com. We make available, free of charge through our website, all of the reports we have filed with or furnished to the SEC.  These materials are also accessible through the SEC's web site at www.sec.gov.

None of the other information found on our website is incorporated into this Annual Report or any other report we file with, or furnish to, the SEC. We assume no obligation to update or revise forward looking statements in this Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

ITEM 1A.     RISK FACTORS

The following risk factors and the discussion as set forth in Item 7 of this Form 10-K or incorporated by reference, and our subsequent periodic filings with the SEC, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The risks and uncertainties described below are not the only ones we face, as it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements.

Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made. Additional risks and uncertainties that are not presently know to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations. We believe all material risk factors have been discussed below.

Fluctuations in the Cost of Food Products Could Impact Operating Results

Our primary food products are fresh chicken wings and ground beef. We work to counteract the effect of the volatility of chicken wing prices, which can adversely affect operating results. Our cost of sales could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of grain, animal disease, increase in demand domestically and internationally, and other factors that may affect availability. We also depend on our franchisor, BWWI, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost. Chicken wing prices averaged $1.21 per pound in 2011, $0.37 per pound lower than the average of $1.58 in 2010. Our franchisor, BWWI, currently purchases, and secures for its franchisors, chicken wings at market price. The market price for traditional wings reached its lowest price in several years during April 2011; since then, the market price has trended higher.

We May Suffer Negative Consequences if New Restaurants Don't Open in a Timely Manner

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

Our Inability to Renew Existing Leases on Favorable Terms May Adversely Affect Our Results of Operations

As of December 25, 2011, 26 of our 28 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to certain market factors, and other leases include base rent with specified periodic increases. Some leases are subject to renewals which could involve substantial increases. Additionally, a few leases require contingent rent based on a percentage of gross sales. We do not currently have any restaurant leases that will expire during the next 12 months.  Should we have any leases that expire in the future, we will evaluate the desirability of renewing such lease. While we currently expect to pursue all renewal options, no guarantee can be given that such lease will be renewed or, if renewed, that rents will not increase substantially.

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

Our Restaurants May Not Achieve Market Acceptance

When expanding our BWW and Bagger Dave's concepts, we will enter new markets in which we may have limited operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new stores. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the BWW and Bagger Dave's brands. New restaurants typically require several months of operation before achieving normal profitability. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the volatile effects on revenue and profit margins may be greater and more prolonged than anticipated.

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

Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition

We may seek to selectively acquire existing restaurants. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms, and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

•	risks associated with entering into markets or conducting operations where we have no or limited prior experience; and

•	diversion of management's attention from other business concerns.

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

Our Success Depends Substantially on the Value of Our Brands and Our Reputation for Offering Guests an Exceptional Guest Experience

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

We May Not Be Able To Attract and Retain Qualified Team Members to Operate and Manage Our Restaurants

The success of our restaurants depends on our ability to attract, motivate, develop, and retain a sufficient number of qualified restaurant employees, including managers and hourly team members. The inability to recruit, develop, and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion strategy and business performance and negatively impact our operating results.

The Loss of Key Executives or Difficulties Recruiting and Retaining Qualified Team Members Could Affect Our Performance

Our success depends substantially on the contributions and abilities of key executives and other employees and on our ability to recruit and retain high quality employees. We must continue to recruit, retain, and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of any of our executive officers could jeopardize our ability to meet our financial targets. In particular, we are presently dependent upon the services of T. Michael Ansley, David G. Burke, and Jason T. Curtis. We do not have employment agreements with any of our employees. Our inability to retain the full-time services of any of these people or to attract other qualified individuals could have an adverse effect on us, and there would likely be a difficult transition period in finding replacements for any of them.

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

In certain states we are subject to "dram shop" statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

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

We May Not Be Able to Protect Our Trademarks, Service Marks, and Trade Secrets

We place considerable value on our trademarks, service marks, and trade secrets. We intend to actively enforce and defend our intellectual property, although we may not always be successful. We attempt to protect our recipes as trade secrets by, among other things, requiring confidentiality agreements with our suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our recipes. We also cannot be sure that our marks are valuable; using our marks does not, or will not, violate others' marks; the registrations of our marks would be upheld if challenged; or we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

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

Adverse Effect of Undesignated Stock

Our authorized capital includes 10,000,000 shares of "blank check" preferred stock. Our Board of Directors has the authority to issue any or all of the shares of preferred stock, including the authority to establish one or more series, and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval.

Possible Issuance of Additional Shares without Stockholder Approval Could Dilute Stockholders

As of December 25, 2011, we have an aggregate of 18,936,400 shares of common stock outstanding and 81,063,600 shares of common stock authorized but unissued. The Company also has 10,000,000 shares of authorized but unissued preferred stock. Our directors have a total of 354,000 options to purchase shares of common stock at $2.50 per share. Of these options, 214,000 are fully vested, 70,000 will vest in July 2012, and 70,000 will vest in July 2013. Additionally, on July 18, 2011, the Company awarded 60,800 shares of restricted stock to employees under the Company's Stock Incentive Plan during 2011. Although there are currently no other material plans, agreements, commitments, or undertakings with respect to the issuance of additional shares of common stock or securities convertible into any such shares, if any shares are issued in the future, they would further dilute the percentage ownership of our common stock held by our stockholders.

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

Risks of Financial Covenant Violations

There can be no assurances that in the future the Company will be in compliance with all covenants of its current or future debt agreements or that its lenders would waive any violations of such covenants. Non-compliance with debt covenants by the Company could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Customer Information

We accept electronic payment cards from our guests for payment in our restaurants. During 2011, approximately 66% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers' credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

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

Unpredictable Catastrophic Events Could Have a Material Adverse Effect

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms, and blizzards), fires, and other catastrophes could adversely affect the Company's financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to visit the Company's restaurants. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, catastrophic events could nevertheless reduce the Company's earnings and cause volatility in its financial results for any quarter or year and have a material adverse effect on the Company's financial condition or results of operations. Future property insurance deductibles and premiums may also negatively impact our financial performance.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that terminates on May 31, 2014, with two options to extend the lease for a period of two years each. As of December 25, 2011, we operated 28 Company-owned restaurants, 26 of which are leased properties. The majority of our leases are for 10- and 15-year terms, generally including options to extend the terms. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own the underlying land for our Brandon, Florida BWW and our Cascade Township (Grand Rapids), Michigan Bagger Dave’s properties. Our Berkley, Michigan Bagger Dave's and our Clinton Township, Michigan BWW restaurants are rented from a related party (please see Note 10 in the Notes to Consolidated Financial Statements section). We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

We operate 20 Company-owned restaurants in Michigan and eight Company-owned restaurants in Florida.  Our BWW restaurants range in size from 5,300 square feet to 7,500 square feet and our Bagger Dave’s restaurants range in size from 3,800 square feet to 4,600 square feet.  The majority of our restaurants are located in end cap positions in strip malls, with a few being inline; four of our restaurants are situated in a stand-alone building.

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

ITEM 4.         MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on the Over The Counter ("OTC") Bulletin Board under the symbol "DFRH". Our stock was granted a trading symbol on October 6, 2008.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 25, 2011 and December 26, 2010 as reported by the OTC Bulletin Board:

	2011		2010
	High	Low	High	Low
First Quarter	$5.25	$4.00	$5.40	$1.01
Second Quarter	5.25	0.40	5.40	0.25
Third Quarter	5.00	1.10	5.40	5.25
Fourth Quarter	4.90	3.35	5.25	5.25

Trading during the above periods was very limited and sporadic. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions.

Holders

As of December 25, 2011, there were approximately 241 record holders of 18,936,400 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on the information we obtained from our transfer agent, Fidelity Transfer Company, 8915 S. 700 E, Suite 102, Sandy, Utah 84070, there were approximately 67 holders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts as of December 25, 2011.

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

Equity Compensation Plan Information

The following table sets forth information, as of December 25, 2011, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders1	60,800	$5.00	689,200
Equity compensation plans not approved by security holders2	210,000	$2.50	N/A

1In 2011, our Board of Directors and Stockholders approved the Stock Incentive Plan of 2011 (the “2011 Incentive Plan”) authorizing the grant of equity-based incentives to employees.  The 2011 Incentive Plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.

2On July 31, 2010, the Company granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. Once vested, the options can be exercised at a price of $2.50 per share.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are the owner/operator and franchisor of Bagger Dave’s Legendary Burger Tavern and a leading franchisee for Buffalo wild Wings.  Our Bagger Dave’s concept is a unique, full-service, family-friendly restaurant and bar whose fresh, premium beef-blend burgers have earned rave reviews since the concept was launched in 2008. We are very excited about this concept as it continues to evolve into what we believe fills a void between fast casual and casual dining concepts.  As of December 25, 2011, we owned and operated six Bagger Dave’s restaurants in Michigan and are approved to franchise in other states including Ohio, Indiana, Wisconsin, Kentucky, Missouri, and Illinois. In November 2011, we signed our first area development agreement to franchise six stores in the Midwest. The first franchised location is scheduled to open in June 2012 in Cape Girardeau, MO, followed by locations in Carbondale, IL, Paducah, KY, Bowling Green, KY, Evansville, IN, and Clarksville, TN.

Our growth strategy contains three components.  First, we plan to continue development of our BWW concept as a franchisee.  We expect to open two to three BWW stores each year through 2017 resulting in a total of 38 restaurants by the end of 2017, up from the 22 restaurants at the end of 2011.  Second, we plan to accelerate development of our Bagger Dave’s concept.  With both corporate-owned locations and franchises, we plan to open a minimum of 24 new locations throughout the Midwest over the next five years, for a total of at least 30 Bagger Dave’s restaurants.  Third, we are frequently reviewing strategic acquisitions that would not only bring economies of scale to the organization, but also provide an established infrastructure in new areas to develop Bagger Dave’s restaurants.

Restaurant Openings

The following table outlines the restaurant unit information for the years indicated. "Total company owned restaurants" reflects the number of restaurants owned and operated by DRH for each year. Since the Company's inception, it managed nine existing BWW restaurants and on February 1, 2010, these restaurants were acquired by the Company. Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control (refer to Note 3 in the Notes to Consolidated Financial Statements section).  As a franchisor of Bagger Dave’s, we’ve also included the number of franchises that are scheduled to open in 2012.

	2012 (estimate)	2011	2010	2009	2008	2007
Beginning of year - corporate owned	28	22	9	8	2	0
Beginning of year - acquisitions / affiliate restaurants under common control	0	0	9	9	9	9
Summary of restaurants open at the beginning of year	28	22	18	17	11	9
Openings	0	6	4	1	6	2
Planned openings	5	0	0	0	0	0
Closures	0	0	0	0	0	0
Total company owned restaurants	33	28	22	18	17	11
Franchised restaurants	1	0	0	0	0	0
Total number of restaurants	34	28	22	18	17	11

Results of Operations

Operating results for fiscal years 2011 and 2010 are expressed in dollars and as a percentage of revenue in the following table. Refer to Note 2 in the Notes to Consolidated Financial Statements for details surrounding the 2010 restatement.

	Year over Year Results				Results as % of Revenue
	December 25	December 26	Difference	Difference	December 25	December 26	Difference
	2011	2010	$	%	2011	2010	%
	(as restated)				(as restated)

Food and beverage sales	$60,657,475	$45,248,018	$15,409,457	34.1%	99.9%	100.0%	(0.1)%
Franchise royalties and fees	50,000	-	50,000	-	0.1%	0.0%	0.1%
Total revenue	60,707,475	45,248,018	15,459,457	34.2%	100.0%	100.0%	0.0%

Operating expenses
Food and beverage costs	17,486,880	13,340,619	4,146,261	31.1%	28.9%	29.5%	(0.6)%
Compensation costs	17,696,246	13,319,119	4,377,127	32.9%	29.1%	29.4%	(0.3)%
General and administrative	14,327,158	10,740,542	3,586,616	33.4%	23.6%	23.7%	(0.1)%
Pre-opening	714,330	654,764	59,566	9.1%	1.1%	1.4%	(0.3)%
Occupancy	3,371,873	2,876,062	495,811	17.3%	5.6%	6.4%	(0.8)%
Depreciation and amortization	3,479,360	2,689,584	789,776	29.4%	5.7%	6.0%	(0.3)%
Loss on disposal of property and equipment	31,465	20,965	10,500	50.1%	0.1%	0.0%	0.1%
Total operating expenses	57,107,312	43,641,655	13,465,657	30.9%	94.1%	96.4%	(2.3)%

Operating profit	3,600,163	1,606,363	1,993,800	124.1%	5.9%	3.6%	2.3%

Change in fair value of derivative instruments	(246,818)	(367,181)	120,363	(32.8)%	(0.4)%	(0.8)%	0.4%
Interest expense	(1,137,725)	(1,322,502)	184,777	(14.0)%	(1.8)%	(2.9)%	1.1%
Other income (expense), net	366,497	74,456	292,041	392.2%	0.6%	0.1%	0.5%

Income (loss) before income taxes	2,582,117	(8,864)	2,590,981	(29,230.3)%	4.3%	0.0%	4.3%

Income tax provision (benefit)	586,086	(125,826)	711,912	(565.8)%	1.0%	(0.3)%	1.3%

Net income	1,996,031	116,962	1,879,069	1,606.6%	3.3%	0.3%	3.0%

Less: (Income) loss attributable to noncontrolling interest	(153,845)	50,892	(204,737)	(402.3)%	(0.3)%	0.1%	(0.4)%

Net income attributable to DRH	$1,842,186	$167,854	$1,674,332	997.5%	3.0%	0.4%	2.6%

FISCAL YEAR 2011 COMPARED WITH FISCAL YEAR 2010

Revenue

Total revenue for Fiscal Year 2011 was $60.7 million, an increase of $15.5 million, or 34.2%, over revenue generated during Fiscal Year 2010.  The increase was attributable to two primary factors.  First, approximately $13.5 million of the increase was derived from six new stores that opened in 2011 (three Bagger Dave’s restaurants and three BWW restaurants) and by four restaurants opened in 2010, but which were only open for part of the year.  Second, the remaining $2.0 million was related to a 4.5% growth in same-store-sales for 18 BWW restaurants and a 9.8% increase in same-store-sales for three Bagger Dave’s restaurants.  Same-store-sales are defined as the year-over-year change in restaurant sales and are only applicable fifteen months from the opening of a restaurant.

There are a variety of reasons for the increase in same-store sales. We believe that the overall economic conditions in Michigan and Florida have improved significantly, which is the primary driver for both BWW’s increased performance in both states and Bagger Dave’s increased performance in Michigan.  In addition to the overall economic environment, we believe that Bagger Dave’s, which doubled in restaurant count in 2011, is seeing volume increases due to overall customer awareness and increased customer satisfaction due to market penetration and continued improvement of the overall guest experience.

Operating Expenses

When comparing Fiscal Year 2011 with Fiscal Year 2010, total operating expenses increased 30.9% as a direct result of the incremental costs associated with additional locations opened during 2011, offset somewhat by operating efficiencies and lower rent costs.  As a percentage of revenue, total operating expenses decreased from 96.4% to 94.1%.  Explanations for fluctuations in the percentage of total revenue are detailed below as comparisons of the year ended December 25, 2011 with the year ended December 26, 2010.

Compensation costs increased by $4.4 million, or 32.9%, to $17.7 million in Fiscal Year 2011 from $13.3 million in Fiscal Year 2010.  The increase was primarily due to the increase in staffing required for the six new restaurants.  Compensation cost as a percentage of sales decreased to 29.1% in Fiscal Year 2011 from 29.4% in Fiscal Year 2010 primarily due to the proportional increase in revenue exceeding the increase of compensation.

Food and beverage costs increased by $4.1 million, or 31.1%, to $17.5 million in Fiscal Year 2011 from $13.3 million in Fiscal Year 2010 to meet demands provided by the new stores and inflationary factors.  Food and beverage cost as a percentage of sales decreased to 28.9% in Fiscal Year 2011 from 29.5% in Fiscal Year 2010 primarily due to lower bone-in chicken wing costs and emphasis on sustainable waste reduction initiatives.

Higher general and administrative expenses of $3.6 million, up 33.4%, to $14.3 million in Fiscal Year 2011 from $10.7 million in Fiscal Year 2010, reflected increased staffing to support the new restaurants as well as enhancements to the corporate staff to support the Company’s growth plans.  General and administrative cost as a percentage of sales remained consistent Fiscal Year 2011 compared to Fiscal Year 2010.

Pre-opening costs increased by $60 thousand, or 9.1%, to $714 thousand in Fiscal Year 2011 from $655 thousand in Fiscal Year 2010. The increase in pre-opening cost was due to the timing and overall cost to build and open new stores during Fiscal Year 2011 and the incremental number of restaurants opened in 2011.  The Company had six new store openings in Fiscal Year 2011versus four new store openings in Fiscal Year 2010.  As a percentage of sales, pre-opening costs decreased to 1.1% in Fiscal Year 2011 from 1.4% in Fiscal Year 2010 primarily due to the timing of new restaurant builds.

Occupancy cost increased by $496 thousand, or 17.3%, to $3.4 million in Fiscal Year 2011 from $2.9 million in Fiscal Year 2010 reflecting the increased lease expense for incremental increase in restaurants.  Occupancy cost as a percentage of sales decreased to 5.6% in Fiscal Year 2011 from 6.4% in Fiscal Year 2010 due to the Brandon building acquisition in June 2010, negotiated lease rate reductions, and low occupancy costs as a percentage of sales for newly opened restaurants.

Depreciation and amortization cost increased by $790 thousand, or 29.4%, to $3.5 million in Fiscal Year 2011 from $2.7 million in Fiscal Year 2010 due to the higher asset base from equipment purchases for the new restaurants. Depreciation and amortization cost as a percentage of sales decreased to 5.7% in Fiscal Year 2011 from 6.0% in Fiscal Year 2010 primarily due to the increase in same-store-sales.

Loss on disposal of property and equipment increased by $10.5 thousand, or 50.1%, to $31.5 thousand in Fiscal Year 2011 from $21.0 thousand in Fiscal Year 2010.  The increase was primarily due to the Fiscal Year 2011 voluntary audio/visual renovations, which resulted in the disposal of assets that were not yet fully depreciated.  Loss on disposal of property and equipment as a percentage of sales remained consistent at 0.1% in Fiscal Year 2011 from 0.0% in Fiscal Year 2010.

Interest and Taxes

Interest expense was $1,137,725 and $1,322,502 during the years ended December 25, 2011 and December 26, 2010, respectively. The prior year included a nonrecurring charge of $301,430 related to pre-payment penalties on refinanced debt. In 2011, we booked an income tax provision of $586,086 compared with 2010, when we booked an income tax benefit of $125,826 primarily due to the current year increase in pretax income.

Liquidity and Capital Resources; Expansion Plans

Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of the costs for each future BWW restaurant and up to 60% of each future Bagger Dave's restaurant with our $7.0 million development line of credit. All remaining capital requirements will be from operational cash flow.  We believe that the cash flow from operations and the development line of credit will be sufficient to meet our operational funding, development and obligations for the foreseeable future. However, to provide additional certainty that our liquidity requirements will be met, we have secured a $1.0 million line of credit for working capital with RBS CharterOne.  To date, we have not drawn upon this line of credit.

The need for working capital required to operate our business is not significant due to the nature of the restaurant industry. Restaurant operations are primarily conducted on a cash basis since customers pay immediately using cash or credit/debit cards, thus limiting our receivables. Inventory turnover is approximately 1.4 times per week and, with the ability to pay for the purchase of goods and supplies some time after the receipt of those items (up to 30 days), we alleviate the need for incremental working capital to support growth.

Cash flow from operations for the year ended December 25, 2011 was $6,577,016 compared with $4,548,762 for the year ended December 26, 2010.

Total capital expenditures for the year were approximately $8.2 million, of which approximately $6.9 million was utilized for new restaurant construction, $0.6 million was utilized for real estate, and $0.7 million was utilized for existing store renovations, which includes upgrades to audio/visual equipment.

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets.  The Company will use approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital.  The 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.50% to 3.40%, depending on the Company’s lease adjusted leverage ratio.  Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the 2012 Term Loan.  The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019.  Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR.  Principal and interest payments on the 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $190 thousand plus accrued interest.

Opening new restaurants is the Company's primary use of capital and supports our growth strategy. New construction for 2011 and 2012 includes:

•	Traverse City, Michigan — BWW — opened February 2011

•	Lakeland, Florida — BWW — opened February 2011

•	Brighton, Michigan — Bagger Dave’s — opened February 2011

•	East Lansing, Michigan — Bagger Dave’s — opened September 2011

•	University Park, Florida — BWW — opened October 2011

•	Cascade Township (Grand Rapids), Michigan — Bagger Dave’s — opened November 2011

•	Bagger Dave's — scheduled to open three to four locations in 2012

•	BWW — scheduled to open one to two in 2012

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

In 2011, our liquidity was additionally impacted by the May 25, 2011 purchase of the land and building for our Cascade Township (Grand Rapids), Michigan Bagger Dave’s location for approximately $575,000.

Mandatory Upgrades

In September 2011, we completed a full remodel of our Fenton, Michigan BWW location (per a franchise agreement with BWWI).  This remodel was funded by cash from operations in the amount of $450 thousand.  We are not obligated to perform any mandatory upgrades in 2012.

Discretionary Upgrades

In fiscal year 2011, the Company invested additional capital to upgrade seven existing locations, all of which were funded by cash from operations. These improvements consisted of audio/visual equipment upgrades or patio upgrades.  As part of our overall strategy to satisfy our guests, we will continue to invest in discretionary upgrades in our stores on an as-needed basis in 2012.

Our Credit Facility has debt covenants that have to be met on a quarterly basis. As of December 25, 2011, we are in compliance with all of them.

Off Balance Sheet Arrangements

The Company assumed, from a related entity, an Area Development Agreement with BWWI to open 23 BWW restaurants by October 1, 2016 within the designated "development territory", as defined by the agreement. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. On December 10, 2008, DRH, through its wholly-owned subsidiary, AMC Wings, Inc. entered into an amendment to the Area Development Agreement (the "Amended Agreement") with BWWI. The Amended Agreement expanded our exclusive franchise territory in Michigan and extended, by one year, the time frame for completion of our obligations under the initial terms of the Area Development Agreement. The Amended Agreement includes the right to develop an additional nine BWW restaurants, which increases the total number of BWW restaurants we have a right to develop, per the Amended Agreement, to 32. We have until November 1, 2017 to complete our development obligations under the Amended Agreement. As of December 25, 2011, 16 of these restaurants had been opened for business under the Amended Agreement and 16 remain. Another six restaurants were opened prior to the Area Development Agreement which, assuming that we are successful at fulfilling our Amended Agreement, will bring DRH's total BWW restaurant count to 38 by November 1, 2017.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included at pages F-1 through F-19 of this Annual Report and are incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 25, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 25, 2011.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2011. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2011. Refer to page F-3 for management's report.

This Annual Report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011 (the “Proxy Statement”).

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Reports of Independent Registered Public Accounting Firms — BDO USA, LLP and Silberstein Ungar, PLLC
•	Consolidated Balance Sheets — December 25, 2011 and December 26, 2010
•	Consolidated Statements of Operations
•	Consolidated Statement of Stockholders' Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

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
10.1
First Amended and Restated Development Line of Credit Agreement between the Company and RBS Citizens, N.A., dated June 7, 2011 (incorporated by reference to exhibit 10.1 of our Form 10-Q filed June 26, 2011).

10.2	Consulting Agreement between the Company and P. Freidman & Associates dated March 15, 2011(incorporated by reference to exhibit 10.2 of our Form 10-Q filed May 16, 2011).
10.3
Buffalo Wild Wings Franchise Agreement dated March 25, 2011, by and between Buffalo Wild Wings International, Inc. and AMC Sarasota Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.4
Buffalo Wild Wings Franchise Agreement dated July 29, 2010 by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.1 of our Form 10-Q filed November 12, 2010)

10.5
Renewal Addendum to Buffalo Wild Wings Franchise Agreement dated July 29, 2010, by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.2 of our Form 10-Q filed November 12, 2010)

10.6
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to exhibit 10.3 of our Form 10-Q filed November 12, 2010)

10.7
Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.4 of our Form 10-Q filed November 12, 2010)

10.8	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to exhibit 10.5 of our Form 10-Q filed November 12, 2010)
10.9	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to exhibit 10.5 of our Form 10-Q filed November 12, 2010)
10.10
 Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Traverse City, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.1 to our Form 8-K filed September 10, 2010)

10.11
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Lakeland, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2010)

10.12	Form of Stock Option Agreement (incorporated by reference to exhibit 10.1 to our Form 8-K filed August 5, 2010)
10.13	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to exhibit 10.12 of our Form 10-Q filed November 12, 2010)
10.14
Real Estate Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (incorporated by reference to exhibit 10.1 to our Form 10-Q  filed August 10, 2010)

10.15
Bridge Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (incorporated by reference to exhibit 10.2 to our Form 10-Q  filed August 10, 2010).

10.16
Buffalo Wild Wings Franchise Agreement dated June 3, 2010 between our subsidiary, AMC Ft. Myers, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to exhibit 10.4  to our Form 10-Q  filed August 10, 2010).

10.17	RBS Credit Agreement dated May 5, 2010 between DRH and RBS (filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K on May 10, 2010)
14	Code of Ethics (incorporated by reference to our Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009)
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
23.2	Consent of Independent Registered Public Accounting Firm – Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2012

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director,
Chairman of the Board, and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ T. Michael Ansley	Dated: April 10, 2012
T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer

/s/ David G. Burke	Dated: April 10, 2012
David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer, and Principal Accounting Officer

/s/ Jason T. Curtis	Dated: April 10, 2012
Jason T. Curtis Chief Operating Officer

/s/ Jay Alan Dusenberry	Dated: April 10, 2012
Jay Alan Dusenberry Secretary, Director

/s/ David Ligotti	Dated: April 10, 2012
David Ligotti Director

/s/ Gregory J. Stevens	Dated: April 10, 2012
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated: April 10, 2012
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated: April 10, 2012
Philip Friedman Director

DIVERSIFIED RESTAURANT HOLDINGS, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diversified Restaurant Holdings, Inc. and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheet of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 25, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries at December 25, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Troy, Michigan
April 10, 2012

Silberstein Ungar, PLLC

CPAs and Business Advisors
phone (248) 203-0080
fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diversified Restaurant Holdings, Inc.
Southfield, MI

We have audited the accompanying consolidated balance sheet of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 26, 2010, and the related consolidated statements of operation, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 26, 2010 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC
Bingham Farms, Michigan

March 28, 2011, except for the restated fully diluted earnings per share as to which the date is April 11, 2011 and except for the effects on the consolidated financial statements discussed in Note 2 as to which the date is April 10, 2012

April 10, 2012
REPORT BY DIVERSIFIED RESTAURANT HOLDINGS, INC.'S MANAGEMENT
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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 25, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 25, 2011, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

Management's report is not subject to attestation by the company's independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act. Accordingly, this Annual Report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting.

Diversified Restaurant Holdings, Inc.

/s/ T. Michael Ansley
T. Michael Ansley
Chairman of the Board, President, Chief Executive Officer,
and Principal Executive Officer

/s/ David G. Burke
David G. Burke
Chief Financial Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 25	December 26
	2011	2010
ASSETS		(as restated)
Current assets
Cash and cash equivalents	$1,537,497	$1,358,381
Accounts receivable - other	20,497	-
Inventory	601,765	339,059
Prepaid assets	207,608	209,708
Other current assets	-	43,348
Total current assets	2,367,367	1,950,496

Deferred income taxes	272,332	607,744
Property and equipment, net - restricted assets of VIE	1,457,770	1,487,993
Property and equipment, net	22,064,544	17,252,599
Intangible assets, net	1,113,997	975,461
Other long-term assets	74,389	80,099

Total assets	$27,350,399	$22,354,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,682,462	$1,388,397
Accrued compensation	760,548	552,379
Other accrued liabilities	649,784	536,733
Current portion of long-term debt (including VIE debt of $89,414)	2,967,135	1,947,676
Current portion of deferred rent	180,480	127,075
Total current liabilities	6,240,409	4,552,260

Deferred rent, less current portion	1,750,017	1,622,943
Other liabilities - interest rate swap	613,999	367,181
Long-term debt, less current portion (including VIE debt of $1,162,377)	16,841,355	15,936,193
Total liabilities	25,445,780	22,478,577

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (deficit)
Common stock - $0.0001 par value; 100,000,000 shares authorized, 18,936,400 and 18,876,000, respectively, shares issued and outstanding	1,888	1,888
Additional paid-in capital	2,771,077	2,631,304
Retained earnings (accumulated deficit)	(1,253,831)	(3,096,017)
Total DRH stockholders' equity (deficit)	1,519,134	(462,825)

Noncontrolling interest in VIE	385,485	338,640

Total stockholders' equity (deficit)	1,904,619	(124,185)

Total liabilities and stockholders' equity	$27,350,399	$22,354,392

 See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 25	December 26
	2011	2010
		(as restated)
Revenue
Food and beverage sales	$60,657,475	$45,248,018
Franchise royalties and fees	50,000	-
Total revenue	60,707,475	45,248,018

Operating expenses
Food and beverage costs	17,486,880	13,340,619
Compensation costs	17,696,246	13,319,119
General and administrative	14,327,158	10,740,542
Pre-opening	714,330	654,764
Occupancy	3,371,873	2,876,062
Depreciation and amortization	3,479,360	2,689,584
Loss on disposal of property and equipment	31,465	20,965
Total operating expenses	57,107,312	43,641,655

Operating profit	3,600,163	1,606,363

Change in fair value of derivative instruments	(246,818)	(367,181)
Interest expense	(1,137,725)	(1,322,502)
Other income (expense), net	366,497	74,456

Income (loss) before income taxes	2,582,117	(8,864)

Income tax provision (benefit)	586,086	(125,826)

Net income	$1,996,031	$116,962

Less: (Income) loss attributable to noncontrolling interest	$(153,845)	$50,892

Net income attributable to DRH	$1,842,186	$167,854

Basic earnings per share	$0.10	$0.01
Fully diluted earnings per share	$0.10	$0.01

Weighted-average number of common shares outstanding
Basic	18,902,782	18,871,879
Diluted	19,055,500	19,052,969

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit)	Interest	Equity (Deficit)

Balances - December 27, 2009	18,626,000	$1,863	$2,356,155	$423,780	$-	$2,781,798

Shares issued for warrants exercised at $1.00 per share	250,000	25	249,975	-	-	250,000

Share-based compensation	-	-	25,174	-	-	25,174

Acquisition of BWW restaurants	-	-	-	(3,134,790)	-	(3,134,790)

Distributions	-	-	-	(552,861)	(40,000)	(592,861)

Initial consolidation of VIE	-	-	-	-	429,532	429,532

Net income (loss)	-	-	-	167,854	(50,892)	116,962

Balances - December 26, 2010, as restated	18,876,000	1,888	2,631,304	(3,096,017)	338,640	(124,185)

Issuances of restricted shares	60,400	-	-	-	-	-

Share-based compensation	-	-	139,773	-	-	139,773

Net income	-	-	-	1,842,186	153,845	1,996,031

Distributions to noncontrolling interest	-	-	-	-	(107,000)	(107,000)

Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$(1,253,831)	$385,485	$1,904,619

 See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 25	December 26
	2011	2010
		(as restated)
Cash flows from operating activities
Net income	$1,996,031	$116,962
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,479,360	2,689,584
Loss on disposal of property and equipment	31,465	20,965
Share-based compensation	139,773	25,174
Change in fair value of derivative instruments	246,818	367,181
Deferred income taxes	335,412	(360,990)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable - other	(20,497)	376,675
Inventory	(262,706)	(31,758)
Prepaid assets	2,100	(57,006)
Other current assets	43,348	(966)
Intangible assets	(215,562)	(82,666)
Other long-term assets	5,710	(51,759)
Accounts payable	294,065	861,246
Accrued liabilities	321,220	414,344
Deferred rent	180,479	261,776
Net cash provided by operating activities	6,577,016	4,548,762

Cash flows from investing activities
Purchases of property and equipment	(8,215,522)	(5,844,883)
Net cash used in investing activities	(8,215,522)	(5,844,883)

Cash flows from financing activities
Proceeds from issuance of long-term debt	4,181,373	4,557,952
Repayments of long-term debt	(2,256,751)	(3,220,688)
Proceeds from issuance of common stock	-	250,000
Distributions	(107,000)	(592,861)
Net cash provided by financing activities	1,817,622	994,403

Net increase (decrease) in cash and cash equivalents	179,116	(301,718)

Cash and cash equivalents, beginning of period	1,358,381	1,660,099

Cash and cash equivalents, end of period	$1,537,497	$1,358,381

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. ("DRH") was formed on September 25, 2006. DRH and its wholly-owned subsidiaries (collectively referred to as the "Company"), including AMC Group, Inc, ("AMC"), AMC Wings, Inc. ("WINGS"), and AMC Burgers, Inc. ("BURGERS"), develop, own, and operate Buffalo Wild Wings ("BWW") restaurants located throughout Michigan and Florida and the Company's own restaurant concept, Bagger Dave's Legendary Burger Tavern® ("Bagger Dave's"), as detailed below.  We operate as a single segment for reporting purposes.

The following organizational chart outlines the corporate structure of DRH and its subsidiaries, all of which are wholly-owned by the Company. A brief textual description of the entities follows the organizational chart. DRH is incorporated in the State of Nevada. All other entities are incorporated or organized in the State of Michigan.

AMC was formed on March 28, 2007 and serves as the operational and administrative center for the Company. AMC renders management and advertising services to WINGS and its subsidiaries and BURGERS and its subsidiaries. Prior to the February 1, 2010 acquisition (see Note 3 for details), AMC also rendered management and advertising services to nine BWW restaurants affiliated with the Company through common ownership and management control. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. We operate 22 BWW restaurants (14 in Michigan and eight in Florida), with one under construction in Detroit, Michigan.

The Company is economically dependent on retaining its franchise rights with BWWI. As of April 10, 2012, the franchise agreements have specific initial term expiration dates ranging from January 29, 2014 through March 25, 2031, depending on the date each was executed and its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, as of April 10, 2012, the franchise agreements have specific expiration dates ranging from January 29, 2019 through March 25, 2046. The Company is in compliance with the terms of these agreements at April 10, 2012. The Company is under contract with BWWI to enter into a total of 38 franchise agreements by 2017 (see Note 11 for details). The Company held an option to purchase the nine affiliated restaurants that were managed by AMC, which it exercised on February 1, 2010 (see Note 3 for details).

BURGERS was formed on March 12, 2007 to own the Company's Bagger Dave's restaurants, a full-service, ultra-casual dining concept developed by the Company. BURGERS' subsidiaries own restaurants currently in operation in Berkley, Ann Arbor, Novi, Brighton, East Lansing, and Cascade Township (Grand Rapids), Michigan. As of April 10, 2012, construction has commenced on two additional Bagger Dave’s locations – one in Grandville, Michigan and the other in Holland, Michigan.  BURGERS also has a wholly-owned subsidiary named Bagger Dave's Franchising Corporation that was formed to act as the franchisor for the Bagger Dave's concept. We have filed for rights to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri, and have contracted an area development agreement for six units to be developed.  The first franchised unit is scheduled to open in the second or third quarter of 2012.

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("Codification" or "ASC"). The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of DRH, its wholly-owned subsidiaries, and Ansley Group, LLC, a real estate entity under common control which is consolidated in accordance with FASB guidance related to variable interest entities.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We consolidate all variable-interest entities (VIEs) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We consolidated Ansley Group, LLC because we lease and maintain substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guarantee all of its debt.  See Note 2 for details.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2011 ended on December 25, 2011, comprising 52 weeks. Fiscal year 2010 ended on December 26, 2010, comprising 52 weeks.

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

Revenue Recognition

Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

The Company’s existing Bagger Dave’s franchise agreements have terms of 15 years. We provide the use of the Bagger Dave’s trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant’s sales.

Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed.  Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement.  Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.  Royalties are accrued as earned and are calculated each period based on restaurant sales.

Accounts Receivable

Accounts receivable were stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  Management does not believe any allowances for doubtful accounts were necessary at December 25, 2011.

Gift Cards

Buffalo Wild Wings
The Company records gift cards under a BWWI central-wide program.  Gift cards sold are recorded as a gift card liability.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of BWWI, and is subject to the breakage laws in the state of Minnesota, where Blazin Wings, Inc. is located.

Bagger Dave’s
The Company records Bagger Dave's gift card sales as a gift card liability when sold.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave's restaurants for the Company to record as of December 25, 2011 and December 26, 2010.

The Company's gift card liability was $146,898 and $109,422 at December 25, 2011 and December 26, 2010, respectively, and is included in other accrued liabilities on the consolidated balance sheets.

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, leases have an initial lease term of between 10 and 15 years and contain renewal options under which we may extend the terms for periods of two to five years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease, without consideration of renewal options. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any "rental holidays", "free rent periods", and "landlord incentives or allowances".

Inventory

Inventory, which consists mainly of food and beverage products, is accounted for at the lower of cost or market using the first in, first out method of inventory valuation.

Prepaid Expenses and Other Assets

Prepaid assets consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium. Other assets consist primarily of intangible assets. Amortizable intangible assets consist principally of franchise fees, trademarks, and loan fees and are deferred and amortized to operating expense on a straight-line basis over the term of the related underlying agreements or to approximate the effective interest method based on the following:

Franchise fees	10 to 20 years
Trademarks	15 years
Loan fees	loan term

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews indefinite-lived assets on an annual basis (at year end) to determine whether carrying values have been impaired. During the periods ended December 25, 2011 and December 26, 2010, respectively, no impairments relating to intangible assets with finite or indefinite lives were recognized.

Property and Equipment

Property and equipment are recorded at cost. Major improvements and renewals are capitalized. Land is not depreciated. Buildings are depreciated using the straight-line method over the estimated useful life, which is typically 39 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets, which is typically 5 - 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

The Company reviews property and equipment, along with other long-lived assets subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.  During the years ended December 25, 2011 and December 26, 2010, respectively, there were no impairments recorded.

Advertising

Advertising expenses associated with contributions to the national BWW advertising fund are expensed as contributed and all other advertising expenses are expensed as incurred. Advertising expenses were $2,732,683 and $2,064,802 for the years ended December 25, 2011 and December 26, 2010, respectively, and is included in general and administrative expenses in the consolidated statement of operations.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. These costs are expensed as incurred. Pre-opening costs were $714,330 and $654,764 for the years ended December 25, 2011 for and December 26, 2010, respectively.

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

On January 1, 2007, the Company adopted the provisions ASC 740 regarding the accounting for uncertainty in income taxes. There was no impact on the Company's consolidated financial statements upon adoption.

Ansley Group LLC is a partnership and, as a result, the federal taxable income or loss of Ansley Group, LLC will be included in the respective partners’ income tax returns.

Earnings Per Common Share

Earnings per share are calculated under the provisions of ASC 260, Earnings per Share. ASC 260 requires a dual presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock awards contain nonforfeitable rights to dividends, making such awards participating securities.  The calculation of basic and diluted earnings per share uses an earnings allocation method to consider the impact of restricted stock.  Because of the limited number of restricted shares outstanding, there was no impact on basic or diluted earnings per share in 2011.

Stock Based Compensation

The Company estimates the fair value of stock option awards utilizing the Black-Scholes pricing model.  The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period.  The fair value of restricted shares is equal to the number of restricted shares issued times the Company’s stock price on the date of grant and is amortized as compensation expense on a straight-line basis over the vesting period.

Concentration Risks

Approximately 76% and 80% of the Company's revenues for the years ended December 25, 2011 and December 26, 2010, respectively, were generated from food and beverage sales from restaurants located in Michigan.

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

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, not does it use derivatives for speculative purposes.

The interest rate swap agreements do not qualify for hedge accounting. As such, the Company records the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. See Note 7 and Note 14 for additional information on the interest rate swap agreements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.   STAFF ACCOUNTING BULLETIN NO. 108

During the three months ended March 27, 2011, the Company identified an error related to its 2010 accounting for its interest rate swap agreements.  The Company determined that its interest rate swap agreements (as discussed in Note 7), effective May 2010 and September 2010, did not qualify for hedge accounting and, as a result, the change in the fair value of the swap agreements as of December 26, 2010 of $367,181 should have been reflected in the consolidated statement of operations as change in fair value of derivative instruments instead of in the consolidated statement of stockholders’ equity.

In addition, during the three months ended March 27, 2011, the Company determined that, as a result of its August 2010 guarantee of the mortgage obligations of Ansley Group, LLC, the Company should have consolidated Ansley Group, LLC into its financial statements as of and for the year ended December 26, 2010 in accordance with FASB guidance related to consolidating variable interest entities.

The Company assessed the materiality of these errors on its December 26, 2010 financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the errors were not material to that period.  The Company also concluded that, had the errors been restated within its financial statements for the year ended December 25, 2011, the impact of such adjustments would have potentially been material to its financial statements.  In accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", the December 26, 2010 financial statements have been restated to correct these errors.

The impact of the errors on the December 26, 2010 balance sheet is as follows:

	Balances at December 26, 2010
	Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$1,305,031	$53,350	$1,358,381

Property and equipment, net - restricted assets of VIE	-	1,487,993	1,487,993
Other long-term assets	63,539	16,560	80,099

Current portion of long-term debt	1,858,262	89,414	1,947,676
Deferred rent (long-term)	1,722,531	(99,588)	1,622,943
Long-term debt, less current portion	14,706,756	1,229,437	15,936,193

Retained earnings (accumulated deficit)	(2,728,836)	(367,181)	(3,096,017)
Accumulated other comprehensive income (loss)	(367,181)	367,181	-
Noncontrolling interest in VIE	-	338,640	338,640

The impact of the errors on the consolidated statement of operations for the year ended December 26, 2010 is as follows:

	December 26, 2010
	Previously Reported	Adjustments	As Restated
General and administrative	$10,738,464	$2,078	$10,740,542
Occupancy	2,957,902	(81,840)	2,876,062
Depreciation and amortization	2,679,133	10,451	2,689,584
Change in fair value of derivative instruments	-	(367,181)	(367,181)
Interest expense	(1,202,299)	(120,203)	(1,322,502)
Income (loss) before income taxes	409,209	(418,073)	(8,864)
Net income (loss)	535,035	(418,073)	116,962
Net( income) loss attributable to noncontrolling interest	-	50,892	50,892
Net income (loss) attributable to DRH	-	167,854	167,854
Basic earnings (loss) per share	0.03	(0.02)	0.01
Fully diluted earnings (loss) per share	0.02	(0.01)	0.01

Weighted-average number of common shares outstanding
Basic	18,871,879	-	18,871,879
Diluted	29,125,000	(10,072,031)	19,052,969

The impact of the errors on the consolidated statement of stockholders’ equity (deficit) for the year ended December 26, 2010 is as follows:

	December 26, 2010
	Previously Reported	Adjustments	As Restated

Changes to retained earnings (accumulated deficit) category:
Net income	$535,035	$(367,181)	$167,854
Balances - December 26, 2010	(2,728,836)	(367,181)	(3,096,017)

Changes to comprehensive (loss) income category:
Unrealized changes in fair value of cash flow hedges	(367,181)	367,181	-
Balances - December 26, 2010	(367,181)	367,181	-

Changes to noncontrolling interest category:
Distributions	-	(40,000)	(40,000)
Initial consolidation of VIE	-	429,532	429,532
Net income (loss)	-	(50,892)	(50,892)
Balances - December 26, 2010	-	338,640	338,640

Changes to total stockholders' equity (deficit) category:
Unrealized changes in fair value of cash flow hedges	(367,181)	367,181	-
Distributions	(552,861)	(40,000)	(592,861)
Initial consolidation of VIE	-	429,532	429,532
Net income	535,035	(418,073)	116,962
Balances - December 26, 2010	(462,825)	338,640	(124,185)

The impact of the errors on the consolidated statement of cash flows for the year ended December 26, 2010 is as follows:

	December 26, 2010
	Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$535,035	$(418,073)	$116,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,679,133	10,451	2,689,584
Loss on disposal of property and equipment	20,966	(1)	20,965
Change in fair value of derivative instruments	-	367,181	367,181
Deferred rent	260,628	1,148	261,776
Net cash provided by operating activities	4,588,056	(39,294)	4,548,762

Cash flows from investing activities
Purchases of property and equipment	(5,827,947)	(16,936)	(5,844,883)
Net cash used in investing activities	(5,827,947)	(16,936)	(5,844,883)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,450,746	1,107,206	4,557,952
Repayments of long-term debt	(2,197,325)	(1,023,363)	(3,220,688)
Distributions	(552,861)	(40,000)	(592,861)
Net cash provided by financing activities	950,560	43,843	994,403

Net increase (decrease) in cash and cash equivalents	(289,331)	(12,387)	(301,718)

Cash and cash equivalents, beginning of period	1,594,362	65,737	1,660,099

Cash and cash equivalents, end of period	1,305,031	53,350	1,358,381

In considering whether the Company should amend its previously filed 10-K for 2010, the Company's SAB No. 99 evaluation considered that the interest rate swap has no impact on the liability that was already recorded, would not impact 2010 results from operations, is non-cash in nature, and is not material given the Company's overall volume of activity in 2010.  Regarding consolidation of the Ansley Group, LLC, the impact on the 2010 statement of operations would be insignificant and the 2010 balance sheet impact, disclosed in the table above, is not material given that the restaurant's operating results related to the assets that should have been consolidated were already included in operations and the potential debt obligation was previously disclosed.  In the aggregate, the Company does not believe it is probable that the view of a reasonable investor would have been changed by the correction in 2010 of these items in an amended Form 10-K.  Accordingly, the correction of these errors was made to the 2010 consolidated financial statements amounts and in net property and equipment, long-term debt, earnings per common share, and supplemental cash flows information footnotes in the Company’s Form 10-Q filings for the first, second, and third quarters of 2011 and to the 2010 consolidated financial statements amounts in the Form 10-K as specified in the tables above using the SAB No. 108 approach.

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

On June 7, 2011, the Company, together with its wholly-owned subsidiaries, entered into a First Amended and Restated Development Line of Credit Agreement (the "DLOC Agreement") with RBS, N.A. ("RBS").  The DLOC Agreement provides for an $8 million credit facility with RBS (the "Credit Facility").  The Credit Facility consists of a new $7 million development line of credit (“DLOC”) and a $1 million revolving line of credit (“Revolving Line of Credit”). The Credit Facility is secured by a senior lien on all Company assets.

The Company used the Credit Facility to increase its number of BWW franchise restaurant locations in the states of Michigan and Florida and to develop additional Bagger Dave’s restaurant locations in the Midwest. The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at between 3% - 4% over LIBOR as adjusted monthly, depending on the Lease Adjusted Leverage Ratio (as defined in the DLOC). During the Draw Period, the Company may make interest-only payments on the amounts borrowed. The Company may convert amounts borrowed during the Draw Period into one or more term loans bearing interest at 3% - 4% over LIBOR as adjusted monthly, with principal and interest amortized over seven years (20 years for real estate) and with a maturity date of June 7, 2018. Any amounts borrowed by the Company during the Draw Period that are not converted into a term loan by December 7, 2012, will automatically be converted to a term loan on the same terms as outlined above. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts, payable quarterly; however, RBS has granted a zero carrying cost on the unused DLOC through December 25, 2011.  The Company also secured a $1 million Revolving Line of Credit, which has a maturity date of June 7, 2012.  Advances on the Company’s Revolving Line of Credit must be repaid within ninety consecutive days.

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets.  The Company will use approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital.  See Note 7 for additional information on the 2012 Term Loan.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 25	December 26
	2011	2010
		(as restated)
Land	$469,680	$385,959
Land (restricted assets of VIE)	520,000	520,000
Building	2,745,296	2,255,246
Building (restricted assets of VIE)	1,570,967	1,570,967
Equipment	10,596,964	8,140,417
Furniture and fixtures	3,060,014	2,216,347
Leasehold improvements	19,148,471	13,925,216
Restaurant construction in progress	-	1,247,265

Total	38,111,392	30,261,417
Less accumulated depreciation	(13,955,881)	(10,917,851)
Less accumulated depreciation attributable to restricted assets of VIE	(633,197)	(602,974)

Property and equipment, net	$23,522,314	$18,740,592

Depreciation expense was $3,402,335 and $2,634,657 during the years ended December 25, 2011 and December 26, 2010, respectively.

5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 25	December 26
	2011	2010
Amortized intangibles
Franchise fees	$303,750	$373,750
Trademark	30,852	7,475
Loan fees	164,429	155,100

Total	499,031	536,325
Less accumulated amortization	(112,271)	(115,246)

Amortized intangibles, net	386,760	421,079

Unamortized intangibles
Liquor licenses	727,237	554,382

Total intangibles	$1,113,997	$975,461

Amortization expense for the years ended December 25, 2011 and December 26, 2010 was $77,025 and $37,470, respectively. As a result of the 2012 Term Loan entered into on April 2, 2012, approximately $100,600 of the Company’s loan fees above will be expensed in 2012.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2012, 2013, 2014, 2015 and 2016 is projected to total approximately $49,800 per year.

6. RELATED PARTY TRANSACTIONS

The Affiliates Acquisition (see Note 3) was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.  The outstanding balance on the notes is $2,254,657 and $2,801,221 at December 25, 2011 and December 26, 2010, respectively.  These notes were repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer to Note 7 for further details.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the years ended December 25, 2011 and December 26, 2010, respectively, were $326,077 and $211,631.

Current debt (see Note 7) also includes a promissory note to a DRH stockholder in the amount of $250,000 at December 25, 2011 and December 26, 2010.  The note is a demand note that does not require principal or interest payments.  Interest is accrued at 8% per annum and is compounded quarterly.  The Company has 180 days from the date of demand to pay the principal and accrued interest.  This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer to Note 7 for further details.

See Note 10 for related party operating lease transactions.

7. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 25	December 26
	2011	2010
		(as restated)
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $113,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	$7,326,128	$8,399,538
Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,122,413	1,141,188
Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.58% per annum.	882,769	915,446
DLOC to a bank, secured by a senior lien on all company assets. During 2011, this DLOC converted into term loans.	-	1,424,679
Note payable to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 3% over the 30-day LIBOR (the rate at December 25, 2011 was approximately 3.28%). In November 2011, a DLOC converted into this term loan. The monthly interest payment approximates $2,700. The note will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	1,030,052	-
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $19,500 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	1,195,853	1,379,098
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $40,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	2,602,375	-
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $24,500 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	1,676,000	-
Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	231,940	241,832
Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	6,864	12,016
Notes payable – variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,500 through maturity in 2025. Interest is charged at a rate of 4% over the 30-day LIBOR (the rate at December 25, 2011 was approximately 4.28%).	1,229,439	1,318,851
Notes payable — related parties (Note 6)	2,504,657	3,051,221
Total long-term debt	19,808,490	17,883,869
Less current portion	(2,967,135)	(1,947,676)
Long-term debt, net of current portion	$16,841,355	$15,936,193

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets.  The Company will use approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital.  The 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.50% to 3.40%, depending on the Company’s lease adjusted leverage ratio.  Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the 2012 Term Loan.  The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019.  Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR.  Principal and interest payments on the 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $190 thousand plus accrued interest.

Scheduled principal maturities of long-term debt for each of the five years succeeding December 25, 2011, and thereafter, are summarized as follows, both based on the long-term debt terms that existed at December 25, 2011 and taking into account the 2012 Term Loan:

Year	Amount Based on December 25, 2011 Terms	Amount Revised for 2012 Term Loan
2012	$2,969,135	$2,296,446
2013	3,187,734	2,637,725
2014	3,131,407	2,640,512
2015	3,307,716	2,643,452
2016	3,054,524	2,646,352
Thereafter	4,159,974	8,029,660

Total	$19,808,490	$20,894,147

Interest expense was $1,137,725 and $1,322,502 (including related party interest expense of $202,873 and $154,040 for the fiscal years ended December 25, 2011 and December 26, 2010) for the fiscal years ended December 25, 2011 and December 26, 2010, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of December 25, 2011.

At December 25, 2011, the Company had three interest rate swap agreements to fix interest rates on a portion of the Company’s portfolio of variable rate debt.  The notional amounts on the swaps combined are $11,124,356 as of December 25, 2011 and amortize down to $0 through their maturity in May 2017.  Under the swap agreements, the Company pays a fixed rate of 3.1% (notional amount of $7,326,128), 1.91% (notional amount of $1,195,853), and 2.35% (notional amount of $2,602,375), respectively.  The Company receives interest at the one-month LIBOR under all three agreements.  In conjunction with the 2012 Term Loan, these swaps were terminated and the outstanding fair value liability on April 2, 2012 of $657,359 was rolled into the 2012 Term Loan balance and is included in the above debt maturities schedule.

The fair value liabilities of the swap agreements were $613,999 and $367,181 at December 25, 2011 and December 26, 2010, respectively.  The decrease in fair value of the swap agreements was $246,818 and $367,181 for the years ended December 25, 2011 and December 26, 2010 and is recorded in the consolidated statements of operations.

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

During fiscal 2011, restricted shares were issued to certain employees at a weighted-average grant date fair value of $5.00.  Restricted shares are granted with a per share purchase price at 100% of the fair market value on the date of grant.  Stock-based compensation expense will be recognized rateably over the three-year vesting period.  The restricted shares transactions are summarized below:

Number of Restricted Stock Shares
Unvested, December 26, 2010	-
Granted	60,800
Vested	-
Expired/Forfeited	(400)
Unvested, December 25, 2011	60,400

At December 25, 2011, there was $235,000 of unrecognized compensation recorded to restricted shares which will be recognized over 2.5 years.

Under the Stock Incentive Plan, there are 689,600 shares available for future awards.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company with a grant date fair value of $1.08 per option.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.  At December 25, 2011 and December 26, 2010, there were 354,000 stock options outstanding, all of which are expected to vest, at a weighted-average exercise price of $2.50 per option, a weighted-average remaining term of 3.3 years and an aggregate intrinsic value of $850,000.  At December 25, 2011, 214,000 shares were exercisable at a weighted-average exercise price of $2.50 per option, a weighted-average remaining term of 2.5 years and an aggregate intrinsic value of $514,000.  At December 26, 2010, 150,000 shares were exercisable at a weighted-average exercise price of $2.50 per option.

At December 25, 2011 and December 26, 2010, respectively, stock-based compensation of $139,773 and $25,174 was recognized, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity.  The fair value of stock options is estimated using the Black-Scholes model.  The unearned compensation of unvested shares was $131,889 as of December 25, 2011, which will be amortized ratably over the remaining vesting term of 1.5 years.  The valuation methodology used an assumed term based upon a term of 4.5 years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor of 30% based on guidance as defined in FASB ASC 718, Compensation–Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at December 25, 2011, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 25, 2011.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9. INCOME TAXES

The provision (benefit) for income taxes consists of the following components for the fiscal year ended December 25, 2011 and December 26, 2010:

	December 25	December 26
	2011	2010
Federal
Current	$—	$—
Deferred	312,837	(259,350)

State
Current	250,674	36,502
Deferred	22,575	97,022

Income tax provision (benefit)	$586,086	$(125,826)

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	December 25	December 26
	2011	2010
Income tax provision (benefit) at federal statutory rate	$783,735	$87,855
State income tax provision (benefit)	273,249	133,524
Permanent differences	148,788	81,799
Tax credits	(561,396)	(347,989)
Other	(58,290)	(81,015)

Income tax benefit (provision)	$586,086	$(125,826)

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

	December 25	December 26
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$1,861,906	$1,252,609
Deferred rent expense	50,471	68,509
Start-up costs	135,535	190,076
Tax credit carry-forwards	1,089,561	540,533
Other	393,713	487,139

Total deferred tax assets	3,531,186	2,538,866

Deferred tax liabilities:
Other	--	425,322
Tax depreciation in excess of book	3,258,854	1,505,800

Total deferred tax liabilities:	3,258,854	1,931,122

Net deferred income tax assets (liabilities)	$272,332	$607,744

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740, Income Taxes ("ASC 740"). Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carry-forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants, which were previously managed by DRH. Net operating loss carry forwards of $952,408 and $22,611, $1,696,500, and $2,233,064 will expire in 2031, 2030, 2029, and 2028, respectively. General business tax credits of $561,396, $335,621, $86,678, $59,722, and $46,144 will expire in 2031, 2030, 2029, 2028 and 2027, respectively.

The Company utilizes provisions from ASC 740 regarding the accounting for uncertainty in income taxes. There was no impact on the Company's consolidated financial statements upon adoption.  The Company classifies all interest and penalties as income tax expense.

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

Total rent expense was $2,867,964 and $2,293,195 for the fiscal years ended December 25, 2011 and December 26, 2010, respectively (of which $90,118 and $83,488 for the fiscal years ended December 25, 2011 and December 26, 2010, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 25, 2011 are summarized as follows:

Year	Amount
2012	$3,048,639
2013	3,113,351
2014	2,980,437
2015	2,676,114
2016	2,427,368
Thereafter	6,968,968
Total	$21,214,879

11. COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an "Area Development Agreement" with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of December 25, 2011, of the 32 restaurants required to be opened under the Area Development Agreement, 16 of these restaurants had been opened for business.  An additional six restaurants not part of this Area Development Agreement were also opened for business as of December 25, 2011.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $2,744,393 and $2,108,061 in royalty expense for the fiscal years ended December 25, 2011 and December 26, 2010, respectively. Advertising fund contribution expenses were $1,726,169 and $1,290,205 for the fiscal years ended December 25, 2011 and December 26, 2010, respectively.  These amounts are included in general and administrative expenses in the consolidated statements of operations.

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

In 2011, we launched a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $144,355 were made by us during the year ended December 25, 2011.

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

12. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the years ended December 25, 2011 and December 26, 2010:

	December 25 2011	December 26 2010
		(as restated)
Income available to common stockholders	$1,842,186	$167,854

Weighted-average shares o/s	18,902,782	18,871,879
Effect of dilutive securities	152,718	181,090
Weighted-average shares o/s - assuming dilution	19,055,500	19,052,969

Earnings per common share	0.10	0.01
Earnings per common share - assuming dilution	0.10	0.01

13. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1,138,645 and $1,439,270 during the years ended December 25, 2011 and December 26, 2010, respectively.

Cash paid for income taxes was $185,945 and $183,441 during the years ended December 25, 2011 and December 26, 2010, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

None.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 25, 2011 and December 26, 2010, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 25, 2011 and December 26, 2010, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2011:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(613,999)	$—	$(613,999)	$(613,999)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 26, 2010:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(367,181)	$—	$(367,181)	$(367,181)

As of December 25, 2011, our total debt, less related party debt, was approximately $17.3 million and had a fair value of approximately $15.2 million. As of December 26, 2010, our total debt, less related party debt, was approximately $14.8 million and had a fair value of approximately $12.7 million. Related-party debt at December 25, 2011 was approximately $2.5 million and had a fair value of approximately $2.6 million.  Related-party debt at December 26, 2010 was approximately $3.1 million and had a fair value of approximately $2.8 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company's incremental borrowing rate.

15. SUBSEQUENT EVENTS

Subsequent to December 25, 2011, the Company entered into a franchise agreement with BWWI and a lease for its 23rd BWW location, scheduled to be opened in Detroit, Michigan in the fourth quarter of 2012.  The Company evaluated subsequent events for potential recognition and/or disclosure through the date of the issuance of these consolidated financial statements.

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets.  The Company will use approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital.  See Note 7 for additional information on the 2012 Term Loan.