Form 10-Q
period 2012-03-25
Diversified Restaurant Holdings, Inc.
filed 2012-05-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,956,100 shares of $.0001 par value common stock outstanding as of May 9, 2012.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 25	December 25
ASSETS	2012	2011

Current assets
Cash and cash equivalents	$2,150,576	$1,537,497
Accounts receivable - other	8,809	20,497
Inventory	553,005	601,765
Prepaid assets	197,764	207,608
Total current assets	2,910,154	2,367,367

Deferred income taxes	88,530	272,332
Property and equipment, net - restricted assets of VIE	1,449,988	1,457,770
Property and equipment, net	21,804,707	22,064,544
Intangible assets, net	1,117,355	1,113,997
Other long-term assets	74,099	74,389

Total assets	$27,444,833	$27,350,399

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,096,288	$1,682,462
Accrued compensation	979,734	760,548
Other accrued liabilities	690,549	649,784
Current portion of long-term debt (including VIE debt of $89,414)	2,979,397	2,967,135
Current portion of deferred rent	177,387	180,480
Total current liabilities	5,923,355	6,240,409

Deferred rent, less current portion	1,712,135	1,750,017
Other liabilities - interest rate swap	593,310	613,999
Long-term debt, less current portion (including VIE debt of $1,117,670 and $1,140,025, respectively)	16,612,084	16,841,355
Total liabilities	24,840,884	25,445,780

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,956,100 and 18,936,400 shares, respectively, issued and outstanding	1,888	1,888
Additional paid-in capital	2,824,209	2,771,077
Retained earnings (accumulated deficit)	(607,443)	(1,253,831)
Total DRH stockholders' equity	2,218,654	1,519,134

Noncontrolling interest in VIE	385,295	385,485

Total stockholders' equity	2,603,949	1,904,619

Total liabilities and stockholders' equity	$27,444,833	$27,350,399

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 25	March 27
	2012	2011

Revenue
Food and beverage sales	$17,749,818	$15,094,616
Franchise royalties and fees	-	-
Total revenue	17,749,818	15,094,616

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	5,517,972	4,251,632
Labor	4,405,434	3,753,672
Occupancy	915,119	783,445
Other operating costs	3,422,179	2,797,944
General and administrative expenses	1,274,518	1,116,062
Pre-opening costs	47,871	254,136
Depreciation and amortization	973,058	775,361

Total operating expenses	16,556,151	13,732,252

Operating profit	1,193,667	1,362,364

Change in fair value of derivative instruments	20,689	(5,840)
Interest expense	(312,541)	(286,810)
Other income (expense), net	33,773	(6,985)

Income before income taxes	935,588	1,062,729

Income tax provision	249,390	309,988

Net income	686,198	752,741

Less: Income attributable to noncontrolling interest	(39,810)	(38,500)

Net income attributable to DRH	$646,388	$714,241

Basic earnings per share	$0.03	$0.04
Fully diluted earnings per share	$0.03	$0.04

Weighted average number of common shares outstanding
Basic	18,941,708	18,876,000
Diluted	19,044,287	19,063,203

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Retained		Total
			Additional	Earnings		Stockholders'
	Common Stock		Paid-in	(Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit)	Interest	(Deficit)

Balances - December 26, 2010	18,876,000	$1,888	$2,631,304	$(3,096,017)	$338,640	$(124,185)

Issuance of restricted shares	60,400	-	-	-	-	-

Share-based compensation	-	-	139,773	-	-	139,773

Net income	-	-	-	1,842,186	153,845	1,996,031

Distributions from noncontrolling interest	-	-	-	-	(107,000)	(107,000)

Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	20,000	-	-	-	-	-

Forfeitures of restricted shares	(300)	-	-	-	-	-

Share-based compensation	-	-	53,132	-	-	53,132

Net income	-	-	-	646,388	39,810	686,198

Distributions from noncontrolling interest	-	-	-	-	(40,000)	(40,000)

Balances - March 25, 2012	18,956,100	$1,888	$2,824,209	$(607,443)	$385,295	$2,603,949

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 25	March 27
	2012	2011

Cash flows from operating activities
Net income	$686,198	$752,741
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	973,058	775,361
Loss on disposal of property and equipment	-	23,875
Share-based compensation	53,132	21,981
Change in fair value of derivative instruments	(20,689)	5,840
Deferred income taxes	183,802	277,281
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable - other	11,688	(57,307)
Inventory	48,760	(40,725)
Prepaid assets	9,844	83,002
Other current assets	-	43,348
Intangible assets	(12,949)	(77,866)
Other long-term assets	290	10,308
Accounts payable	(586,174)	(172,399)
Accrued liabilities	259,951	374,476
Deferred rent	(40,975)	109,697
Net cash provided by operating activities	1,565,936	2,129,613

Cash flows from investing activities
Purchases of property and equipment	(695,848)	(2,558,994)
Net cash used in investing activities	(695,848)	(2,558,994)

Cash flows from financing activities
Proceeds from issuance of long-term debt	440,641	1,740,906
Repayments of long-term debt	(657,650)	(491,013)
Distributions	(40,000)	(40,000)
Net cash provided by (used in) financing activities	(257,009)	1,209,893

Net increase in cash and cash equivalents	613,079	780,512

Cash and cash equivalents, beginning of period	1,537,497	1,358,381

Cash and cash equivalents, end of period	$2,150,576	$2,138,893

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. ("DRH") is the owner, operator, and franchisor of the unique, full-service, ultra-casual restaurant and bar Bagger Dave's Legendary Burger Tavern® ("Bagger Dave's") and a leading Buffalo Wild Wings® ("BWW") franchisee. The original company was founded by T. Michael Ansley, President and CEO, in late 2004 as an operating center for seven BWW locations that Mr. Ansley owned and operated as a franchisee. DRH was formed on September 25, 2006, to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our unique Bagger Dave's restaurant concept. It became a publicly-traded company in 2008 as a result of a self-underwritten initial public offering. DRH and its wholly-owned subsidiaries, including AMC Group, Inc, ("AMC"), AMC Wings, Inc. ("WINGS"), and AMC Burgers, Inc. ("BURGERS"), develop, own, and operate Bagger Dave's and BWW restaurants located throughout Michigan and Florida.

DRH created the Bagger Dave’s concept, brand, menu, and business plan throughout 2006 and 2007 and launched its first store in January 2008. DRH received licensing approval to franchise Bagger Dave's in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri in 2010. The Company doubled the number of Bagger Dave’s stores in 2011 and, as of May 9, 2012, there were six Bagger Dave’s restaurants operating in the Greater Detroit region of Michigan with three additional restaurants under development. In November 2011, DRH executed its first area development agreement to franchise six stores in the Midwest. The first franchised unit is scheduled to open in mid 2012. For more information, please visit www.baggerdaves.com.

DRH is also a leading BWW franchisee and, as of May 9, 2012, operated 22 BWW restaurants (14 in Michigan and eight in Florida), with two under construction in Detroit, Michigan and Largo, Florida. Mr. Ansley opened his first affiliated BWW in December 1999 and, since then, has received numerous awards from Buffalo Wild Wings, Inc. ("BWWI") including awards for the Highest Annual Restaurant Sales in 2004, 2005, and 2006, and in September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association ("IFA"). The IFA's membership consists of over 12,000 franchisee members and over 1,000 franchisor members. DRH remains on track to fulfill its Area Development Agreement, which requires a total of 32 BWW restaurants by 2017, or an additional 16 more restaurants over the next five years.

The following organizational chart outlines the corporate structure of DRH and its wholly-owned subsidiaries, all of which are wholly-owned by the Company.  A brief textual description of the entities follows the organizational chart.

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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants.  WINGS, through its subsidiaries, holds 22 BWW restaurants that are currently in operation.

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. The Company is economically dependent on retaining its franchise rights with BWWI. The franchise agreements have specific initial term expiration dates ranging from January 29, 2014 through March 25, 2031, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through March 25, 2046. The Company believes it is in compliance with the terms of these agreements at March 25, 2012.  The Company is under contract with BWWI to enter into 14 additional franchise agreements by 2017 (see Note 10 for details).

BURGERS was formed on March 12, 2007 and serves as a holding company for its Bagger Dave's restaurants. Bagger Dave's Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave's concept and has rights to franchise in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri.  In November 2011, DRH executed its first area development agreement to franchise six stores in the Midwest; the first franchised unit is scheduled to open in mid 2012.

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

Basis of Presentation

The consolidated financial statements as of March 25, 2012 and December 25, 2011, and for the three-month periods ended March 25, 2012 and March 27, 2011, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of March 25, 2012 and for the three-month period ended March 25, 2012 and March 27, 2011 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 25, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011, which is included in Item 8 in the Fiscal 2011 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 25, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2012.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. This quarterly report on Form 10-Q is for the three-month period ended March 25, 2012 and March 27, 2011, each comprising 13 weeks.

Concentration Risks

Approximately 75% and 76% of the Company's revenues during the three months ended March 25, 2012 and March 27, 2011, respectively, are generated from food and beverage sales from restaurants located in Michigan.

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

 The interest rate swap agreements do not qualify for hedge accounting. As such, the Company records the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. See Note 6 and Note 12 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income.” ASU 2011-05 amended ASC 220 “Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. We adopted this guidance effective March 25, 2012 and the adoption did not have an impact to our consolidated financial statements for the period ending March 25, 2012. As a result of the Company’s April 2, 2012 debt restructure, this pronouncement will impact our financial reporting beginning with the period ending June 24, 2012.

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

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets.  The Company will use approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital.  See Note 6 for additional information on the 2012 Term Loan.

3.           PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	March 25 2012	December 25 2011
Land	$469,680	$469,680
Land (restricted assets of VIE)	520,000	520,000
Building	2,745,296	2,745,296
Building (restricted assets of VIE)	1,570,967	1,570,967
Equipment	10,279,686	10,596,964
Furniture and fixtures	3,577,935	3,060,014
Leasehold improvements	19,240,141	19,148,471
Restaurant construction in progress	403,244	-
Total	38,806,949	38,111,392
Less accumulated depreciation	(14,911,275)	(13,955,881)
Less accumulated depreciation attributable to restricted assets of VIE	(640,979)	(633,197)
Property and equipment, net	$23,254,695	$23,522,314

4.           INTANGIBLES

 Intangible assets are comprised of the following:

	March 25 2012	December 25 2011
Amortized intangibles:
Franchise fees	$303,750	$303,750
Trademark	49,138	30,852
Loan fees	164,429	164,429
Total	517,317	499,031
Less accumulated amortization	(121,862)	(112,271)
Amortized intangibles, net	395,455	386,760

Unamortized intangibles:
Liquor licenses	721,900	727,237
Total intangibles, net	$1,117,355	$1,113,997

Amortization expense for the three months ended March 25, 2012 and March 27, 2011 was $9,591 and $9,726, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2012, 2013, 2014, 2015, and 2016 is projected to total approximately $37,600 per year.

5.           RELATED PARTY TRANSACTIONS

The 2010 acquisition of certain affiliates was accomplished by issuing unsecured promissory notes to each selling shareholder that bear interest at 6% per year, mature on February 1, 2016, and are payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.  The outstanding balance on the notes is $2,118,535 and $2,254,657 at March 25, 2012 and December 25, 2011, respectively.  These notes were repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer to Note 6 for further details.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended March 25, 2012 and March 27, 2011, respectively, were $92,847 and $69,355.

Current debt (see Note 6) also includes a promissory note to a DRH stockholder in the amount of $250,000 at March 25, 2012 and March 27, 2011.  The note is a demand note that does not require principal or interest payments.  Interest is accrued at 8% per annum and is compounded quarterly.  The Company has 180 days from the date of demand to pay the principal and accrued interest.  This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer to Note 6 for further details.

See Note 9 for related party operating lease transactions.

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	March 25 2012	December 25 2011
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $113,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	$7,049,910	$7,326,128

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 for the period beginning July 2010 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and every seven years thereafter).	1,117,469	1,122,413

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.58% per annum.	874,416	882,769

Note payable to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 3% over the 30-day LIBOR (the rate at March 25, 2012 was approximately 3.24%). In November 2011, a DLOC converted into this term loan. The monthly interest payment approximates $2,700. The note will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	1,470,692	1,030,052

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $19,500 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	1,149,133	1,195,853

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $40,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	2,503,166	2,602,375

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $24,500 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	1,616,143	1,676,000

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7% per annum. This note was repaid in full in conjunction with the 2012 Term Loan effective April 2, 2012; refer below for further details.	229,357	231,940

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	5,576	6,864

Notes payable – variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,500 through maturity in 2025. Interest is charged at a rate of 4% over the 30-day LIBOR (the rate at March 25, 2012 was approximately 4.24%).	1,207,084	1,229,439

Notes payable – related parties	2,368,535	2,504,657

Total long-term debt	19,591,481	19,808,490

Less current portion (includes VIE debt of $89,414)	(2,979,397)	(2,967,135)

Long-term debt, net of current portion	$16,612,084	$16,841,355

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

Scheduled principal maturities of long-term debt for each of the five years succeeding March 25, 2012, and thereafter, are summarized as follows, both based on the long-term debt terms that existed at March 25, 2012 and taking into account the 2012 Term Loan:

Year	Amount Based on March 25, 2012 Terms	Amount Revised for April 2, 2012 Term Loan
2013	$2,979,397	$2,434,861
2014	3,193,401	2,638,833
2015	3,139,900	2,641,228
2016	3,251,032	2,644,014
2017	2,978,215	2,647,336
Thereafter	4,049,536	7,668,962

Total	$19,591,481	$20,675,234

Interest expense was $312,541 and $286,810 (including related party interest expense of $42,131 and $57,080) for the three months ended March 25, 2012 and March 27, 2011, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of March 25, 2012.

At March 25, 2012, the Company had three interest rate swap agreements to fix interest rates on a portion of the Company’s portfolio of variable rate debt.  The notional amounts on the swaps combined are $10,702,209 as of March 25, 2012 and amortize down to $0 through their maturity in May 2017.  Under the swap agreements, the Company pays a fixed rate of 3.1% (notional amount of $7,049,910), 1.91% (notional amount of $1,149,133), and 2.35% (notional amount of $2,503,166), respectively.  The Company receives interest at the one-month LIBOR under all three agreements.  In conjunction with the 2012 Term Loan, these swaps were terminated and the outstanding fair value liability on April 2, 2012 of $657,359 was rolled into the 2012 Term Loan balance and is included in the above debt maturities schedule.

The fair value liabilities of the swap agreements were $593,310 and $613,999 at March 25, 2012 and December 25, 2011, respectively.  The increase in fair value liability of the swap agreements was $20,689 for the three months ended March 25, 2012 and the decrease in fair value liability of the swap was $5,840 for the three months ended March 27, 2011 and is recorded in the consolidated statements of operations.

7.           CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

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

During fiscal 2011 and on March 1, 2012, restricted shares were issued to certain employees at a weighted-average grant date fair value of $5.00 and $3.10,  respectively.  Restricted shares are granted with a per share purchase price at 100% of the fair market value on the date of grant.  Stock-based compensation expense will be recognized over the expected vesting period in an amount equal to the fair market value of such awards on the date of grant.  The restricted shares transactions are summarized below:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,400
Granted	20,000
Vested	0
Expired/Forfeited	(300)
Unvested, March 25, 2012	80,100

Under the Stock Incentive Plan, there are 669,900 shares available for future awards.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At March 25, 2012, these options are fully vested and can be exercised at a price of $2.50 per share.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock-based compensation of $53,132 and $21,981 was recognized, during the three-month period ended March 25, 2012 and March 27, 2011, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested as of March 25, 2012.  The fair value of stock options is estimated using the Black-Scholes model.  The fair value of unvested shares is $109,907 as of March 25, 2012.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor based on guidance as defined in FASB ASC 718, Compensation–Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at March 25, 2012, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of March 25, 2012.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The provision for income taxes consists of the following components for the three-month period ended March 25, 2012 and March 27, 2011, respectively:

	Three Months Ended
	March 25 2012	March 27 2011
Federal
Current	$-	$-
Deferred	217,706	223,988

State
Current	65,588	32,707
Deferred	(33,904)	53,293

Income tax provision	$249,390	$309,988

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	March 25 2012	March 27 2011

Income tax provision at federal statutory rate	$318,095	$350,733
State income tax provision	31,684	86,000
Permanent differences	39,201	37,707
Tax credits	(139,590)	(105,629)
Other	-	(58,823)

Income tax provision	$249,390	$309,988

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

	March 25 2012	December 25 2011
Deferred tax assets:
Net operating loss carry forwards	$1,294,667	$1,861,906
Deferred rent expense	34,010	50,471
Start-up costs	234,363	135,535
Tax credit carry forwards	1,229,151	1,089,561
Other	414,134	393,713
Total deferred tax assets	3,206,325	3,531,186

Deferred tax liabilities:
Tax depreciation in excess of book	3,117,795	3,258,854
Total deferred tax liabilities	3,117,795	3,258,854
Net deferred income tax assets	$88,530	$272,332

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), "Income Taxes".  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Federal net operating loss carry forwards of $931,552, $28,611, $1,696,500, and $544,711 will expire in 2031, 2030, 2029 and 2028, respectively.  General business tax credits of $139,590, $561,396, $335,621, $86,678, $59,722, and $46,144 will expire in 2032, 2031, 2030, 2029, 2028 and 2027, respectively.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of March 25, 2012.

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

Total rent expense was $713,843 and $613,311 for the three-month period ended March 25, 2012 and March 27, 2011, respectively (of which $23,358 and $20,872, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 25, 2012 are summarized as follows:

Year	Amount
2013	$3,063,935
2014	3,132,196
2015	2,857,526
2016	2,667,630
2017	2,321,037
Thereafter	6,418,024
Total	$20,460,348

10.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an "Area Development Agreement" with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of March 25, 2012, of the 32 restaurants required to be opened under the Area Development Agreement, 16 of these restaurants had been opened for business.  An additional six restaurants not part of this Area Development Agreement were also opened for business as of March 25, 2012.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $780,186 and $700,964 in royalty expense for the three-month period ended March 25, 2012 and March 27, 2011, respectively.  Advertising fund contribution expenses were $461,660 and $416,040 for the three-month period ended March 25, 2012 and March 27, 2011, respectively.

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

11.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $260,930 and $250,968 during the three-month period ended March 25, 2012 and March 27, 2011, respectively.

Cash paid for income taxes was $128,000 and $37,943 during the three-month period ended March 25, 2012 and March 27, 2011, respectively.

12.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of March 25, 2012 and December 25, 2011, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the three months ended March 25, 2012 and the fiscal year ended December 25, 2011, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 25, 2012:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(593,310)	$—	$(593,310)	$(593,310)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2011:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(613,999)	$—	$(613,999)	$(613,999)

As of March 25, 2012, our total debt, less related party debt, was approximately $17.2 million and had a fair value of approximately $14.6 million. As of December 25, 2011, our total debt, less related party debt, was approximately $17.3 million and had a fair value of approximately $15.2 million. Related party debt at March 25, 2012 was approximately $2.5 million and had a fair value of approximately $2.4 million.  Related party debt as of December 25, 2011 was approximately $2.5 million and had a fair value of approximately $2.6 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 25, 2011.)

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® ("BWW") franchisee that is rapidly expanding through organic growth and acquisitions.  WINGS, through its subsidiaries, holds 22 BWW restaurants that are currently in operation; 14 are located in Michigan and eight in Florida.  DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008.  As of March 25, 2012, the Company owned and operated six Bagger Dave’s restaurants in Southeast Michigan. Our seventh Bagger Dave's location is scheduled to open on May 13, 2012.  BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept.  We have filed for rights, and been approved, to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri. The first franchised unit is scheduled to open in mid 2012.

Our organic growth strategy is dependent on three key components.  First is the continued development of our BWW concept as a franchisee.  We expect to open two to three BWW stores each year through 2017 with a combined total of 38 by the end of 2017.  Second is our continued development of our own Bagger Dave’s concept throughout the Midwest consistent with the current capabilities of our supply base.  We intend to open, depending on our ability to find real estate and fund new development, a minimum of three corporate stores in 2012.  Third is our desire to franchise our Bagger Dave’s concept throughout the Midwest.  We have made significant investments, including the hiring of a veteran in the franchise community to seek qualified multi-unit operators, support the development of new franchisee-owned stores, and ultimately manage the franchisee system.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the years indicated. "Total company owned restaurants" reflects the number of restaurants owned and operated by DRH for each year. Since the Company's inception, it managed nine existing BWW restaurants and on February 1, 2010, these restaurants were acquired by the Company. Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control.  As a franchisor of Bagger Dave’s, we’ve also included the number of franchises that are scheduled to open in 2012.

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

RESULTS OF OPERATIONS

For the three months ended March 25, 2012 ("First Quarter 2012"), revenue was generated from the operations of 22 BWW restaurants and six Bagger Dave’s restaurants. For the three months ended March 27, 2011 ("First Quarter 2011"), revenue was generated from the operations of 21 BWW restaurants (two of which opened in February 2011) and four Bagger Dave’s restaurants (one of which opened in late February 2011).

Results of Operations for the Three Months Ended March 25, 2012 and March 27, 2011

Our operating results below are expressed as a percentage of total revenue on the basis of comparison to prior periods.

	Three Months Ended
	March 25	March 27
	2012	2011

Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	31.1%	28.2%
Labor	24.8%	24.9%
Occupancy	5.2%	5.2%
Other operating costs	19.3%	18.6%

General and administrative expenses	7.2%	7.4%
Pre-opening costs	0.3%	1.7%
Depreciation and amortization	5.5%	5.1%
Total operating expenses	93.4%	91.1%

Operating profit	6.6%	8.9%

Total revenue for First Quarter 2012 was $17.8 million, an increase of $2.7 million or 17.6% over the $15.1 million of revenue generated during First Quarter 2011. The increase was primarily attributable to two factors. First, approximately $1.8 million of the increase was attributable to revenues generated from the opening of six restaurants in 2011 (three Bagger Dave's restaurants and three BWW restaurants) and revenues generated by one BWW restaurant that opened prior to 2011 but did not meet the criteria for same-store-sales for all or part of the three-month period. Second, the remaining $0.9 million increase was related to a 5.9% increase in same-store-sales for 18 BWW restaurants meeting our same-store-sales criteria and a 17.8% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Our positive same-store-sales are a consequence of many factors.  Factors contributing to both our BWW and Bagger Dave's concepts include unseasonably warm weather in Michigan and price increases, which we frequently review to offset inflationary pressures.  Specific to our BWW restaurants, same-store-sales also benefited from gift card redemption and increased national advertising.  Specific to our Bagger Dave’s concept, double-digit same-store-sales was attributable to the addition of 48 seats to our Berkley, Michigan location, overall customer awareness, increased customer satisfaction due to increased market penetration, and continued improvement of the overall guest experience.

Food, beverage, and packaging costs increased by $1.3 million or 29.8% to $5.5 million in First Quarter 2012 from $4.2 million in First Quarter 2011.  The increase was primarily due to the addition of six new restaurants.  Food, beverage, and packaging costs as a percentage of sales increased to 31.1 % in First Quarter 2012 from 28.2% in First Quarter 2011 due to the overall inflationary pressures in food costs driven by a significant increase in bone-in chicken wing costs, which contributed to approximately two-thirds of the increase as a percentage of sales.  Average cost per pound for bone-in chicken wings was $1.22 in First Quarter 2011 vs. $1.84 in First Quarter 2012.

Labor increased by $652 thousand or 17.4% to $4.4 million in First Quarter 2012 from $3.8 million in First Quarter 2011.  The increase was primarily due to the addition of six new restaurants.  Labor as a percentage of sales decreased slightly to 24.8% in First Quarter 2012 from 24.9% in First Quarter 2011.

Occupancy increased by $132 thousand or 16.8% to $915 thousand in First Quarter 2012 from $783 thousand in First Quarter 2011.  This increase was primarily due to the addition of six new stores. Occupancy as a percentage of sales remained consistent at 5.2% in the First Quarter 2012 and First Quarter 2011.

Other operating costs increased by $624 thousand or 22.3% to $3.4 million in First Quarter 2012 from $2.8 million in First Quarter 2011.  This increase was primarily due to the addition of six new stores. Other operating costs as a percentage of sales increased to 19.3% in First Quarter 2012 from 18.6% in First Quarter 2011.

General and administrative expenses increased by $158 thousand or 14.2% to $1.3 million in First Quarter 2012 from $1.1 million in First Quarter 2011.  This increase was primarily due to the addition of six new restaurants and the hiring of personnel critical to our growth.  General and administrative expenses as a percentage of sales decreased to 7.2% in First Quarter 2012 from 7.4% in First Quarter 2011 primarily due to reductions in both professional fees and targeted local-store marketing.

Pre-opening costs decreased by $206 thousand or 81.2% to $48 thousand in First Quarter 2012 from $254 thousand in First Quarter 2011.   The difference in pre-opening costs was due to the timing and overall cost to build and open new stores.  The Company did not have any new stores open in First Quarter 2012 whereas the company opened three new stores in the First Quarter 2011  Pre-opening costs as a percentage of sales decreased to 0.3% in First Quarter 2012 from 1.7% in First Quarter 2011.

Depreciation and amortization increased by $198 thousand or 25.5% to $973 thousand in First Quarter 2012 from $775 thousand in First Quarter 2011.  This increase was primarily due to the addition of six new restaurants in 2011.  Depreciation and amortization as a percentage of sales increased to 5.5% in First Quarter 2012 from 5.1% in First Quarter 2011.  The increase was attributable to the additional depreciation and amortization related to the capital assets associated with the six new restaurants opened during fiscal year 2011.

INTEREST AND TAXES

Interest expense was $312,541 and $286,810 during First Quarter 2012 and First Quarter 2011, respectively.    The increase is due to the additional borrowing for new store development since the First Quarter 2011.

For First Quarter 2012, we booked an income tax provision of $249,390 compared to First Quarter 2011 when an income tax provision of $309,988 was recorded.  The effective tax rate of income before taxes was 26.7% for First Quarter 2012 vs. 29.2% for First Quarter 2011.

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

Cash flow from operations for First Quarter 2012 was $1.6 million compared with $2.1 million for First Quarter 2011.

Depending on the timing of new store openings total capital expenditures for fiscal year 2012 are expected to be approximately $10.0 million, the majority of which is for new construction.  Approximately $0.4 million is for upgrading existing stores.

Opening new restaurants is the Company’s primary use of capital and is critical to its growth.  Our completed and planned new construction for 2012 includes:

•	Grandville, Michigan – Bagger Dave’s – scheduled to open in May 2012

•	Bloomfield, Michigan – Bagger Dave’s – scheduled to open in August 2012

•	Largo, Florida – BWW – scheduled to open in September 2012

•	Holland, Michigan – Bagger Dave’s – scheduled to open in October 2012

•	Detroit, Michigan – BWW – scheduled to open in December 2012

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

Mandatory Upgrades

There are no mandatory remodels for fiscal year 2012.

Discretionary Upgrades

In fiscal year 2012, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements primarily consist of audio/visual equipment upgrades, patio upgrades and point-of-sale system upgrades.

Our Credit Facility has debt covenants that have to be met on a quarterly basis. As of March 25, 2012, we are in compliance with all of the covenants.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 25, 2012, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 25, 2012.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 25, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K, as amended, for the year ended December 25, 2011.

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

3.2	By-Laws (filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350..

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: May 9, 2012	By: /s/ T. Michael Ansley
T. Michael Ansley President and Chief Executive Officer (Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)