Form 10-Q
period 2012-06-24
Diversified Restaurant Holdings, Inc.
filed 2012-08-13
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,945,400 shares of $.0001 par value common stock outstanding as of August 13, 2012.

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

Item 1.  Financial Statements

 DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 24	December 25
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$2,460,087	$1,537,497
Accounts receivable - other	159,703	20,497
Inventory	544,071	601,765
Prepaid assets	455,084	207,608
Total current assets	3,618,945	2,367,367

Deferred income taxes	119,982	272,332
Property and equipment, net - restricted assets of VIE	1,442,508	1,457,770
Property and equipment, net	22,901,799	22,064,544
Intangible assets, net	1,098,652	1,113,997
Other long-term assets	78,000	74,389

Total assets	$29,259,886	$27,350,399

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,374,675	$1,682,462
Accrued compensation	708,275	760,548
Other accrued liabilities	578,288	649,784
Current portion of long-term debt (including VIE debt of $89,414)	2,434,668	2,967,135
Current portion of deferred rent	174,907	180,480
Total current liabilities	5,270,813	6,240,409

Deferred rent, less current portion	2,184,209	1,750,017
Other liabilities - interest rate swap	326,973	613,999
Long-term debt, less current portion (including VIE debt of $1,095,317 and $1,140,024, respectively)	19,081,489	16,841,355
Total liabilities	26,863,484	25,445,780

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,945,400 and 18,936,400 shares, respectively, issued and outstanding	1,888	1,888
Additional paid-in capital	2,878,025	2,771,077
Accumulated other comprehensive loss	(215,802)	-
Retained earnings (accumulated deficit)	(691,920)	(1,253,831)
Total DRH stockholders' equity	1,972,191	1,519,134

Noncontrolling interest in VIE	424,211	385,485

Total stockholders' equity	2,396,402	1,904,619

Total liabilities and stockholders' equity	$29,259,886	$27,350,399

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 24	June 26	June 24	June 26
	2012	2011	2012	2011

Revenue
Food and beverage sales	$16,727,777	$14,934,687	$34,477,595	$30,029,303
Franchise royalties and fees	1,214	-	1,214	-
Total revenue	16,728,991	14,934,687	34,478,809	30,029,303

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	5,228,330	4,195,695	10,746,302	8,447,327
Labor	4,260,052	3,706,536	8,665,486	7,460,208
Occupancy	910,598	780,432	1,825,717	1,563,877
Other operating costs	3,356,113	2,854,707	6,778,292	5,652,651
General and administrative expenses	1,447,542	1,192,579	2,722,060	2,308,641
Pre-opening costs	218,615	14,569	266,486	268,705
Depreciation and amortization	957,357	834,856	1,930,415	1,610,217
Loss on disposal of property and equipment	6,603	27,044	6,603	27,044
Total operating expenses	16,385,210	13,606,418	32,941,361	27,338,670

Operating profit	343,781	1,328,269	1,537,448	2,690,633

Change in fair value of derivative instruments	(64,050)	(198,780)	(43,361)	(204,620)
Interest expense	(253,103)	(306,624)	(565,644)	(593,434)
Other income, net	13,966	15,497	47,739	8,512

Income before income taxes	40,594	838,362	976,182	1,901,091

Income tax provision	86,155	351,497	335,545	661,485

Net (loss) income	(45,561)	486,865	640,637	1,239,606

Less: Income attributable to noncontrolling interest	(38,916)	(37,985)	(78,726)	(76,485)

Net (loss) income attributable to DRH	$(84,477)	$448,880	$561,911	$1,163,121

Basic (loss) earnings per share	$(0.00)	$0.02	$0.03	$0.06
Fully diluted (loss) earnings per share	$(0.00)	$0.02	$0.03	$0.06

Weighted average number of common shares outstanding
Basic	18,950,153	18,876,000	18,945,930	18,876,000
Diluted	19,115,453	19,054,752	19,078,126	19,048,648

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 24 2012	June 26 2011	June 24 2012	June 26 2011

Net (loss) income	$(45,561)	$486,865	$640,637	$1,239,606

Other comprehensive (loss) income
Unrealized changes in fair value of cash flow hedge, net of tax of $111,171	(215,802)	-	(215,802)	-

Comprehensive (loss) income	(261,363)	486,865	424,835	1,239,606

Less: Comprehensive (income) loss attributable to noncontrolling interest	(38,916)	(37,985)	(78,726)	(76,485)

Comprehensive (loss) income attributable to DRH	$(300,279)	$448,880	$346,109	$1,163,121

The accompanying notes are an integral part of these interim consolidated financial statements.

 DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Accumulated	Retained
			Additional	Other	Earnings		Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit)	Interest	Equity (Deficit)

Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$-	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	20,000	-	-	-	-	-	-

Forfeitures of restricted shares	(11,000)	-	-	-	-	-	-

Share-based compensation	-	-	106,948	-	-	-	106,948

Other comprehensive loss	-	-	-	(215,802)	-	-	(215,802)

Net income	-	-	-	-	561,911	78,726	640,637

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Balances - June 24, 2012	18,945,400	$1,888	$2,878,025	$(215,802)	$(691,920)	$424,211	$2,396,402

Balances - December 26, 2010	18,876,000	$1,888	$2,631,304	$-	$(3,096,017)	$338,640	$(124,185)

Share-based compensation	-	-	43,962	-	-	-	43,962

Net income	-	-	-	-	1,163,121	76,485	1,239,606

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Balances - June 26, 2011	18,876,000	$1,888	$2,675,266	$-	$(1,932,896)	$375,125	$1,119,383

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 24	June 26
	2012	2011

Cash flows from operating activities
Net income	$640,637	$1,239,606
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,930,415	1,610,217
Write off of loan fees	103,934	-
Loss on disposal of property and equipment	6,603	27,043
Share-based compensation	106,948	43,962
Change in fair value of derivative instruments	43,361	204,620
Deferred income taxes	263,521	524,478
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable - other	(139,206)	(12,366)
Inventory	57,694	(64,182)
Prepaid assets	(247,476)	8,377
Other current assets	-	43,348
Intangible assets	(102,458)	(87,195)
Other long-term assets	(3,611)	11,290
Accounts payable	(307,787)	(668,594)
Accrued liabilities	(123,769)	175,505
Deferred rent	428,619	183,829
Net cash provided by operating activities	2,657,425	3,239,938

Cash flows from investing activities
Purchases of property and equipment	(2,745,142)	(3,690,241)
Net cash used in investing activities	(2,745,142)	(3,690,241)

Cash flows from financing activities
Proceeds from issuance of long-term debt	17,699,404	2,308,554
Repayment of interest rate swap liability	(657,360)	-
Repayments of long-term debt	(15,991,737)	(1,067,978)
Distributions from noncontrolling interest	(40,000)	(40,000)
Net cash provided by financing activities	1,010,307	1,200,576

Net increase in cash and cash equivalents	922,590	750,273

Cash and cash equivalents, beginning of period	1,537,497	1,358,381

Cash and cash equivalents, end of period	$2,460,087	$2,108,654

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

DRH created the Bagger Dave’s concept, brand, menu, and business plan throughout 2006 and 2007 and launched its first store in January 2008. DRH received licensing approval to franchise Bagger Dave's in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri in 2010. The Company doubled the number of Bagger Dave’s stores in 2011 and, as of August 13, 2012, there were seven corporate-owned Bagger Dave’s restaurants operating in the Greater Detroit region of Michigan, with three additional corporate-owned restaurants under development and scheduled to open in 2012. In November 2011, DRH executed its first area development agreement to franchise six stores in the Midwest. The first franchised unit opened on June 10, 2012. For more information, please visit www.baggerdaves.com.

DRH is also a leading BWW franchisee and, as of August 13, 2012, operated 22 BWW restaurants (14 in Michigan and eight in Florida), with three under construction and scheduled to open in 2012.  Mr. Ansley opened his first affiliated BWW in December 1999 and, since then, has received numerous awards from Buffalo Wild Wings, Inc. ("BWWI") including awards for the Highest Annual Restaurant Sales in 2004, 2005, and 2006, and in September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association ("IFA"). The IFA's membership consists of over 12,000 franchisee members and over 1,000 franchisor members. DRH remains on track to fulfill its Area Development Agreement, which requires a total of 32 BWW restaurants by 2017, or an additional 16 restaurants over the next five years.

The following organizational chart outlines the corporate structure of DRH and its wholly-owned subsidiaries, all of which are wholly-owned by the Company.  A brief textual description of the entities follows the organizational chart.

DRH
diversifiedrestaurantholdingsinc.
BUFFALO WILD WINGS GRILL & BAR
YOU HAVE TO BE HERE™
BAGGER DAVE'S
LEGENDARY BURGER TAVERN
AMC Wings
Brandon, FL
Chesterfield, MI
Clinton Twp, MI
Detroit, MI*
Fenton, MI
Ferndale, MI
Fish Hawk, FL
Flint, MI
Fort Myers, FL
Grand Blanc, MI
Lakeland, FL
Lapeer, MI*
Largo, FL*
Marquette, MI
North Port, FL
Novi, MI
Petoskey, MI
Port Huron, MI
Riverview, FL
Sarasota, FL
Sterling Heights, MI
Traverse City, MI
Troy, MI
University Park, FL
Warren, MI
Ybor City, FL*
AMC Group
Operational and Administrative Center
AMC Burgers
Bagger Dave's Franchising Corporation
Ann Arbor, MI
Berkley, MI
Bloomfield Hills, MI*
Brighton, MI
Cape Girardou, MOº
East Lansing, MI
Grand Rapids, MI
Grandville, MI
Holland, MI*
Novi, MI
Shelby Township, MI*
* Restaurant currently under construction
º Franchised location

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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds 22 BWW restaurants that are currently in operation.  The Company is economically dependent on retaining its franchise rights with BWWI. The franchise agreements committed to have specific initial term expiration dates ranging from January 29, 2014 through June 29, 2032, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through June 29, 2047. The Company believes it is in compliance with the terms of these agreements at June 24, 2012.  The Company is under contract with BWWI to enter into 13 additional franchise agreements by 2017 (see Note 10 for details).

BURGERS was formed on March 12, 2007 and serves as a holding company for its Bagger Dave's restaurants. Bagger Dave's Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave's concept and has rights to franchise in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri.  In November 2011, DRH executed its first area development agreement to franchise six stores in the Midwest; the first franchised unit opened on June 10, 2012.

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

We consolidate all variable-interest entities (“VIE”) where we are the primary beneficiary.  For VIE, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  We consolidated Ansley Group, LLC because we lease and maintain substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guarantee all of its debt.

Basis of Presentation

The consolidated financial statements as of June 24, 2012 and December 25, 2011, and for the three-month and six-month periods ended June 24, 2012 and June 26, 2011, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of June 24, 2012 and for the three-month and six-month periods ended June 24, 2012 and June 26, 2011 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 25, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011, which is included in Item 8 in the Fiscal 2011 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month and six-month periods ended June 24, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2012.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. This quarterly report on Form 10-Q is for the three-month period ended June 24, 2012 and June 26, 2011, each comprising 13 weeks.

Concentration Risks

Approximately 75% and 76% of the Company's revenues during the three months ended June 24, 2012 and June 26, 2011, respectively, are generated from food and beverage sales from restaurants located in Michigan.

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

Prior to the debt restructure on April 2, 2012 (see Note 2 and Note 6 for details), the interest rate swap agreements did not qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The interest rate swap agreement associated with the 2012 debt restructure does qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreement associated with the 2012 debt restructure as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. See Note 6 and Note 12 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

None.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.           SIGNIFICANT BUSINESS TRANSACTIONS

On June 7, 2011, the Company, together with its wholly-owned subsidiaries, entered into a First Amended and Restated Development Line of Credit Agreement (the "DLOC Agreement") with RBS, N.A. ("RBS").  The DLOC Agreement provides for an $8 million credit facility with RBS (the "Credit Facility").  The Credit Facility consists of a new $7 million development line of credit (“DLOC”) and a $1 million revolving line of credit (“Revolving Line of Credit”). The Credit Facility is secured by a senior lien on all Company assets.  The DLOC is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at between 3% - 4% over LIBOR as adjusted monthly, depending on the Lease Adjusted Leverage Ratio (as defined in the DLOC). The DLOC has a maturity date of June 7, 2018. The Company also secured a $1 million Revolving Line of Credit, which has a maturity date of June 7, 2012.  Advances on the Company’s Revolving Line of Credit must be repaid within ninety consecutive days.

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets. The Company used approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and related interest rate swap liabilities and the remaining $0.3 million for working capital. The 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.50% to 3.40%, depending on the Company’s lease adjusted leverage ratio. Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the 2012 Term Loan. The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019. Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR. Principal and interest payments on the 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $191 thousand plus accrued interest.

3.           PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	June 24 2012	December 25 2011
Land	$469,680	$469,680
Land (restricted assets of VIE)	520,000	520,000
Building	2,745,296	2,745,296
Building (restricted assets of VIE)	1,570,967	1,570,967
Equipment	11,134,942	10,596,964
Furniture and fixtures	3,149,555	3,060,014
Leasehold improvements	19,797,455	19,148,471
Restaurant construction in progress	1,403,110	-
Total	40,791,005	38,111,392
Less accumulated depreciation	(15,798,239)	(13,955,881)
Less accumulated depreciation (restricted assets of VIE)	(648,459)	(633,197)
Property and equipment, net	$24,344,307	$23,522,314

4.           INTANGIBLES

 Intangible assets are comprised of the following:

	June 24 2012	December 25 2011
Amortized intangibles:
Franchise fees	$308,750	$303,750
Trademark	34,388	30,852
Loan fees	23,100	164,429
Total	366,238	499,031
Less accumulated amortization	(88,745)	(112,271)
Amortized intangibles, net	277,493	386,760

Unamortized intangibles:
Liquor licenses	821,159	727,237
Total intangibles, net	$1,098,652	$1,113,997

Amortization expense for the three months ended June 24, 2012 and June 26, 2011 was $4,278 and $9,705, respectively.  Amortization expense for the six months ended June 24, 2012 and June 26, 2011 was $13,869 and $19,430, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2012, 2013, 2014, 2015, and 2016 is projected to total approximately $17,800 per year.  In conjunction with the 2012 Term Loan (see Note 2 for additional information), loan fees written off to interest expense for both the three- and six- month periods ended June 24, 2012 were $103,934 and $103,934, respectively.

5.           RELATED PARTY TRANSACTIONS

The 2010 acquisition of certain affiliates was accomplished by issuing unsecured promissory notes to each selling shareholder that bore interest at 6% per year, had an original maturity date of February 1, 2016, and were payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.  At March 25, 2012 and December 25, 2011, these notes had an outstanding balance of $2,118,535 and $2,254,657, respectively.  On April 2, 2012, in conjunction with the 2012 Term Loan (see Note 6 for details), these promissory notes were paid in full.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the three months ended June 24, 2012 and June 26, 2011, respectively, were $89,811 and $82,730. Fees paid during the six months ended June 24, 2012 and June 26, 2011 were $182,658 and $152,085, respectively.

Prior to the 2012 Term Loan (see Note 6 for details), current debt included a promissory note to a DRH stockholder in the amount of $250,000.  The note was a demand note that did not require principal or interest payments.  Interest was accrued at 8% per annum and was compounded quarterly.  On April 2, 2012, in conjunction with the 2012 Term Loan (see Note 6 for details), this promissory note was paid in full.

See Note 9 for related party operating lease transactions.

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	June 24 2012	December 25 2011
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal payments are approximately $191,000 plus interest through maturity in April 2019. Interest is charged based on a variable rate of one-month LIBOR plus LIBOR margin (which ranges between 2.50% and 3.40%) and a 1.41% fixed-rate swap arrangement. The rate at June 24, 2012 was approximately 4.40%.	$15,619,048	$-

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $113,000 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%. This note was repaid in full in conjunction with the 2012 Term Loan; refer below for further details.	-	7,326,128

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and will adjust every seven years thereafter).	1,112,645	1,122,413

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.58% per annum.	865,987	882,769

Note payable to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 3% over the 30-day LIBOR (the rate at June 24, 2012 was approximately 3.25%). In November 2011, a DLOC converted this into a term loan. The monthly interest payment approximates $6,500. The note will mature in May 2017. The DLOC includes a carrying cost of .25% per year of any available but undrawn amounts.	2,729,456	1,030,052

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $19,500 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%. This note was repaid in full in conjunction with the 2012 Term Loan; refer below for further details.	-	1,195,853

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $40,000 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the 2012 Term Loan; refer below for further details.	-	2,602,375

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $24,500 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the 2012 Term Loan; refer below for further details.	-	1,676,000

Unsecured note payable that originally matured in August 2013 and required monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest was 7% per annum. This note was repaid in full in conjunction with the 2012 Term Loan; refer below for further details.	-	231,940

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	4,291	6,864

Notes payable – variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,000 through maturity in 2025. Interest is charged at a rate of 4% over the 30-day LIBOR (the rate at June 24, 2012 was approximately 4.25%).	1,184,730	1,229,439

Notes payable – related parties. These notes were repaid in full in conjunction with the 2012 Term Loan; refer below for further details.	-	2,504,657

Total long-term debt	21,516,157	19,808,490

Less current portion (includes VIE debt of $89,414)	(2,434,668)	(2,967,135)

Long-term debt, net of current portion	$19,081,489	$16,841,355

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“2012 Term Loan”), secured by a senior lien on all Company assets. The Company used approximately $15.7 million of the 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital. The 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.50% to 3.40%, depending on the Company’s lease adjusted leverage ratio. Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the 2012 Term Loan. The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019. Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR. Principal and interest payments on the 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $191 thousand plus accrued interest.

Scheduled principal maturities of long-term debt for the next five calendar years, and thereafter, are summarized as follows:

Year	Amount
2013	$2,434,668
2014	2,823,012
2015	2,825,874
2016	2,828,698
2017	2,832,066
Thereafter	7,771,839
Total	$21,516,157

Interest expense was $253,103 and $306,624 (including related party interest expense of $10,593 and $45,291) for the three months ended June 24, 2012 and June 26, 2011, respectively. Interest expense was $565,644 and $593,434 (including related party interest expense of $52,724 and $102,371) for the six months ended June 24, 2012 and June 26, 2011, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 24, 2012.

The fair value liability of the swap agreements was $326,973 and $613,999 at June 24, 2012 and December 25, 2011, respectively.  The decrease in fair value liability of the swap agreements was directly related to the 2012 Term Loan, in which three old swaps were terminated and one new swap was entered into.  The change in fair value of derivative instruments in the Consolidated Statements of Operations represents the changes in the fair value of the interest rate swap agreements that were terminated in conjunction with the 2012 Term Loan, as these swap agreements did not qualify for hedge accounting.

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

The following table presents the restricted shares transactions as of June 24, 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,800
Granted	20,000
Vested	-
Expired/Forfeited	(11,000)
Unvested, June 24, 2012	69,800

The following table presents the restricted shares transactions as of June 26, 2011:

Number of Restricted Stock Shares
Unvested, December 26, 2010	-
Granted	-
Vested	-
Expired/Forfeited	-
Unvested, June 26, 2011	-

Under the Stock Incentive Plan, there are 680,200 shares available for future awards at June 24, 2012.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At June 24, 2012, these options are fully vested and can be exercised at a price of $2.50 per share.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock-based compensation of $53,815 and $21,981 was recognized, during the three-month period ended June 24, 2012 and June 26, 2011, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested. Stock-based compensation for the six-months ended June 24, 2012 and June 26, 2011, respectively, was $106,948 and $43,962.  The fair value of stock options is estimated using the Black-Scholes model.  The fair value of unvested shares is $87,926 as of June 24, 2012.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor based on guidance as defined in FASB ASC 718, Compensation–Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at June 24, 2012, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 24, 2012.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The provision for income taxes consists of the following components for the three-month and six-month periods ended June 24, 2012 and June 26, 2011, respectively:

	Three Months Ended		Six Months Ended
	June 24 2012	June 26 2011	June 24 2012	June 26 2011
Federal:
Current
Deferred	$29,088	$203,394	$246,794	$427,382

State:
Current	6,437	104,299	72,025	137,006
Deferred	50,630	43,804	16,726	97,097

Income tax provision	$86,155	$351,497	$335,545	$661,485

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	June 24 2012	June 26 2011
Income tax provision at federal statutory rate	$331,904	$646,371
State income tax provision	88,752	234,104
Permanent differences	81,092	50,559
Tax credits	(283,164)	(211,257)
Other	116,961	(58,292)
Income tax provision	$335,545	$661,485

The Company’s income tax provision for the six months ended June 24, 2012 varies from the provision using the statutory rate due primarily to provision to return adjustments.

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

	June 24 2012	December 25 2011
Deferred tax assets:
Net operating loss carry forwards	$980,694	$1,861,906
Deferred rent expense	17,307	50,471
Start-up costs	108,279	135,535
Tax credit carry forwards	1,419,109	1,089,561
Other - including state deferred tax assets	345,480	393,713
Total deferred tax assets	2,870,869	3,531,186

Deferred tax liabilities:
Other	-	-
Tax depreciation in excess of book	2,750,887	3,258,854
Total deferred tax liabilities	2,750,887	3,258,854

Net deferred income tax asset	$119,982	$272,332

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), "Income Taxes".  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Federal net operating loss carry forwards of $1,616,146, $28,290, $8,134, and $734,523 will expire in 2031, 2030, 2029 and 2028, respectively.  General business tax credits of $283,164, $638,769, $335,621, $86,678, $59,722, and $46,144 will expire in 2032, 2031, 2030, 2029, 2028 and 2027, respectively.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of June 24, 2012.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.

9.           OPERATING LEASES (INCLUDING RELATED PARTY

Lease terms range from four to 15 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $733,124 and $650,736 for the three-month periods ended June 24, 2012 and June 26, 2011, respectively (of which $23,358 and $22,529, respectively, were paid to a related party).  Total rent expense was $1,446,967 and $1,264,047  for the six-month periods ended June 24, 2012 and June 26, 2011, respectively (of which $46,717 and $43,400, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 24, 2012 are summarized as follows:

Year	Amount
2013	$3,115,720
2014	3,179,481
2015	3,011,402
2016	2,847,430
2017	2,466,779
Thereafter	7,053,552
Total	$21,674,364

10.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an "Area Development Agreement" with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of June 24, 2012, of the 32 restaurants required to be opened under the Area Development Agreement, 16 of these restaurants had been opened for business.  An additional six restaurants not part of this Area Development Agreement were also opened for business as of June 24, 2012.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $728,432 and $677,300 in royalty expense for the three-month periods ended June 24, 2012 and June 26, 2011, respectively and $1,508,618 and $1,378,264 for the six-month periods ended June 24, 2012 and June 26, 2011.  Advertising fund contribution expenses were $443,780 and $432,928 for the three-month periods ended June 24, 2012 and June 26, 2011, respectively, and $905,440 and $848,968 for the six-month periods ended June 24, 2012 and June 26, 2011, respectively.

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

11.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $254,968 and $306,624 during the three-month periods ended June 24, 2012 and June 26, 2011, respectively, and $515,898 and $593,434 for the six-month periods ended June 24, 2012 and June 26, 2011, respectively.

Cash paid for income taxes was $85,000 and $37,943 during the three-month periods ended June 24, 2012 and June 26, 2011, respectively, and $213,000 and $74,446 for the six-month periods ended June 24, 2012 and June 26, 2011, respectively.

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

As of June 24, 2012 and December 25, 2011, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the three months ended June 24, 2012 and the fiscal year ended December 25, 2011, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 24, 2012:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$—	$(326,973)	$—	$(326,973)	$(326,973)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2011:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$—	$(613,999)	$—	$(613,999)	$(613,999)

As of June 24, 2012, our total debt, was approximately $21.5 million and had a fair value of approximately $15.8 million. The Company did not have any related party debt as of June 24, 2012; this debt was paid in full in conjunction with the 2012 Term Loan (see Note 6 for details).  As of December 25, 2011, our total debt, less related party debt, was approximately $17.3 million and had a fair value of approximately $15.2 million. Related party debt as of December 25, 2011 was approximately $2.5 million and had a fair value of approximately $2.6 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® ("BWW") franchisee that is rapidly expanding through organic growth and acquisitions.  WINGS, through its subsidiaries, holds 22 BWW restaurants that are currently in operation; 14 are located in Michigan and eight in Florida.  DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008.  As of June 24, 2012, the Company owned and operated seven Bagger Dave’s restaurants in Southeast Michigan.  BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept.  We have filed for rights, and been approved, to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri; the first franchised unit opened on June 10, 2012.

Our organic growth strategy is dependent on three key components.  First is the continued development of our BWW concept as a franchisee.  We expect to open two to three BWW stores each year through 2017 with a combined total of 38 by the end of 2017.  In the remaining months of 2012, we plan to open three BWW stores:  Detroit, Michigan; Largo, Florida; and Ybor City, Florida.  Second is our continued development of our own Bagger Dave’s concept throughout the Midwest consistent with the current capabilities of our supply base.  Including the most recent opening of our Grandville, Michigan restaurant in May 2012, we intend to open a total of five corporate-owned restaurants including one in the new market of Indianapolis, Indiana.  Third is our desire to franchise our Bagger Dave’s concept throughout the Midwest.  We have made significant investments, including the hiring of a veteran in the franchise community to seek qualified multi-unit operators, support the development of new franchisee-owned stores, and ultimately manage the franchisee system. These investments paid off since we not only partnered with our first franchisee under a six-store development agreement last year, but we also opened our first franchise location in Cape Girardeau, Missouri in June this year.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the years indicated. "Total company owned restaurants" reflects the number of restaurants owned and operated by DRH for each year. Since the Company's inception, it managed nine existing BWW restaurants and on February 1, 2010, these restaurants were acquired by the Company. Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control.  As a franchisor of Bagger Dave’s, we’ve also included the number of franchises that have opened or are scheduled to open in 2012.

	2012 (estimate)	2011	2010	2009	2008	2007
Beginning of year - corporate owned	28	22	9	8	2	0
Beginning of year - acquisitions / affiliate restaurants under common control	0	0	9	9	9	9
Summary of restaurants open at the beginning of year	28	22	18	17	11	9
Openings	1	6	4	1	6	2
Planned openings	7	0	0	0	0	0
Closures	0	0	0	0	0	0
Total company owned restaurants	36	28	22	18	17	11
Franchised restaurants	1	0	0	0	0	0
Total number of restaurants	37	28	22	18	17	11

RESULTS OF OPERATIONS

For the three months ended June 24, 2012 ("Second Quarter 2012"), and six months ended June 24, 2012 (“Year to Date 2012”), revenue was generated from the operations of 22 BWW restaurants and seven Bagger Dave’s restaurants (one of which opened in May 2012). For the three months ended June 26, 2011 ("Second Quarter 2011") and the six months ended June 26, 2011 (“Year to Date 2011”), revenue was generated from the operations of 21 BWW restaurants (two of which opened in February 2011) and four Bagger Dave’s restaurants (one of which opened in late February 2011).

Results of Operations for the Three Months Ended June 24, 2012 and June 26, 2011

Our operating results below are expressed as a percentage of total revenue on the basis of comparison to prior periods.

	Three Months Ended
	June 24 2012	June 26 2011

Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	31.2%	28.1%
Labor	25.5%	24.8%
Occupancy	5.4%	5.2%
Other operating costs	20.1%	19.1%

General and administrative expenses	8.7%	8.0%
Pre-opening costs	1.3%	0.1%
Depreciation and amortization	5.7%	5.6%
Loss on disposal of property and equipment	0.0%	0.2%
Total operating expenses	97.9%	91.1%

Operating profit	2.1%	8.9%

Total revenue for Second Quarter 2012 was $16.7 million, an increase of $1.8 million or 12.0% over the $14.9 million of revenue generated during Second Quarter 2011. The increase was primarily attributable to two factors. First, approximately $1.0 million of the increase was attributable to revenues generated from newer locations that did not meet the criteria for same store sales including the opening of three BD restaurants after First Quarter 2011(one of which opened in Second Quarter 2012)  and revenues generated by one BWW restaurant that opened during the Fourth Quarter 2011.  Second, approximately $760 thousand of this increase was related to a 6.1% increase in same-store-sales for 19 BWW restaurants meeting our same-store-sales criteria and a 6.8% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Our positive same-store-sales are a consequence of many factors.  Factors contributing to both our BWW and BD concepts include unseasonably warm weather in Michigan, the improving economy in Michigan, and price increases, which we frequently review to offset inflationary pressures.  Specific to our BWW restaurants, same-store-sales also benefited from increased national advertising.  Specific to our Bagger Dave’s concept, we attribute the same-store-sales increases to the addition of 48 seats to our Berkley, Michigan location, overall customer awareness, increased customer satisfaction due to increased market penetration, and continued improvement of the overall guest experience.  This was partially offset by uncontrollable factors such as road construction in or around our restaurants, impacting the flow of traffic and/or egress.

Food, beverage, and packaging costs increased by $1.0 million or 24.6% to $5.2 million in Second Quarter 2012 from $4.2 million in Second Quarter 2011.  The increase was primarily due to the addition of four new restaurants and an increase in bone-in chicken wing cost.  Food, beverage, and packaging costs as a percentage of sales increased to 31.2% in Second Quarter 2012 from 28.1% in Second Quarter 2011 due to the overall inflationary pressures in food costs driven by a significant increase in bone-in chicken wing costs and a lower wing-per-pound yield, which contributed to approximately two-thirds of the increase as a percentage of sales.  Average cost per pound for bone-in chicken wings was $1.90 in Second Quarter 2012 vs. $1.02 in Second Quarter 2011.

Labor increased by $554 thousand or 14.9% to $4.3 million in Second Quarter 2012 from $3.7 million in Second Quarter 2011.  The increase was primarily due to the addition of four new restaurants .  Labor as a percentage of sales increased to 25.5% in Second Quarter 2012 from 24.8% in Second Quarter 2011.  Delighting our guests is our priority and, because of significant sales improvement in some of our locations, it was necessary to increase management staff.  In addition, given our rapid growth, we’ve begun hiring and training management now for our 2013 projected openings.

Occupancy increased by $130 thousand or 16.7% to $911 thousand in Second Quarter 2012 from $780 thousand in Second Quarter 2011.  This increase was primarily due to the addition of four new stores. Occupancy as a percentage of sales increased to 5.4% in the Second Quarter 2012 from 5.2% in Second Quarter 2011 primarily due to an increase in common area maintenance charges at some of our locations.

Other operating costs increased by $501 thousand or 17.6% to $3.4 million in Second Quarter 2012 from $2.9 million in Second Quarter 2011.  This increase was primarily due to the addition of four new stores, an increase in travel expense, and an increase in property and general liability insurance costs for the Florida BWW market.  Other operating costs as a percentage of sales increased to 20.1% in Second Quarter 2012 from 19.1% in Second Quarter 2011.

General and administrative expenses increased by $255 thousand or 21.4% to $1.4 million in Second Quarter 2012 from $1.2 million in Second Quarter 2011.  This increase was primarily due to the hiring of personnel critical to our growth.  General and administrative expenses as a percentage of sales increased to 8.7% in Second Quarter 2012 from 8.0% in Second Quarter 2011.

Pre-opening costs increased by $204 thousand or 1400.5% to $219 thousand in Second Quarter 2012 from $15 thousand in Second Quarter 2011.   The difference in pre-opening costs was due to the timing and overall cost to build and open new stores.  The Company opened one new store and was in the construction phase of five additional stores during the Second Quarter 2012 compared to no new stores open or under construction in the Second Quarter 2011  Pre-opening costs as a percentage of sales increased to 1.3% in Second Quarter 2012 from 0.1% in Second Quarter 2011.

Depreciation and amortization increased by $123 thousand or 14.7% to $957 thousand in Second Quarter 2012 from $835 thousand in Second Quarter 2011.  This increase was primarily due to the addition of four new restaurants.  Depreciation and amortization as a percentage of sales increased to 5.7% in Second Quarter 2012 from 5.6% in Second Quarter 2011.

Loss on disposal of property and equipment decreased by $20 thousand or 75.6% to $7 thousand in Second Quarter 2012 from $27 thousand in Second Quarter 2011.  This decrease was primarily due to non-recurring property and plant disposals in the prior year. Loss on disposal of property and equipment as a percentage of sales decreased to 0.0% in Second Quarter 2012 from 0.2% in Second Quarter 2011.

Results of Operations for the Six Months Ended June 24, 2012 and June 26, 2011

	Six Months Ended
	June 24 2012	June 26 2011

Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	31.1%	28.1%
Labor	25.1%	24.8%
Occupancy	5.3%	5.2%
Other operating costs	19.7%	18.8%

General and administrative expenses	7.9%	7.7%
Pre-opening costs	0.8%	0.9%
Depreciation and amortization	5.6%	5.4%
Loss on disposal of property and equipment	0.0%	0.1%
Total operating expenses	95.5%	91.0%

Operating profit	4.5%	9.0%

Total revenue for Year to Date 2012 was $34.5 million, an increase of $4.5 million or 14.8% over the $30.0 million of revenue generated during Year to Date 2011. The increase was primarily attributable to two factors.   First, approximately $2.9 million of the increase was attributable to revenues generated from newer locations that did not meet the criteria for same store sales including the opening of three BD restaurants after First Quarter 2011(one of which opened in Second Quarter 2012) and revenues generated by one BWW restaurant that opened during the Fourth Quarter 2011.  Second, approximately $1.6 million of this increase was related to a 6.2% increase in same-store-sales for 19 BWW restaurants meeting our same-store-sales criteria and a 12.3% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Food, beverage, and packaging costs increased by $2.3 million or 27.2% to $10.7 million in Year to Date 2012 from $8.4 million in Year to Date 2011.  The increase was primarily due to the addition of one restaurant in 2012 and three that opened in 2011 and an increase in bone-in chicken wing cost.  Food, beverage, and packaging costs as a percentage of sales increased to 31.1% in Year to Date 2012 from 28.1% in Year to Date 2011 due to the overall inflationary pressures in food costs driven by a significant increase in bone-in chicken wing costs and a lower wing-per-pound yield, which contributed to approximately two-thirds of the increase as a percentage of sales.  Average cost per pound for bone-in chicken wings was $1.91 in Year to Date 2012 vs. $1.12 in Year to Date 2011.

Labor increased by $1.2 million or 16.2% to $8.7 million in Year to Date 2012 from $7.5 million in Year to Date 2011.   Labor as a percentage of sales increased to 25.1% in Year to Date 2012 from 24.8% in Year to Date 2011.  Delighting our guests is our priority and, because of significant sales improvement in some of our locations, it was necessary to increase management staff.  In addition, given our rapid growth, we’ve begun hiring and training management now for our 2013 projected openings.

Occupancy cost increased by $262 thousand or 16.7% to $1.8 million in Year to Date 2012 from $1.6 million in Year to Date 2011.  This increase was primarily due to the addition of four new stores.  Occupancy cost as a percentage of sales increased to 5.3% in Year to Date 2012 from 5.2% in Year to Date 2011 primarily due to an increase in common area maintenance charges at some of our locations.

Other operating costs increased by $1.1 million or 19.9% to $6.8 million in Year to Date 2012 from $5.7 million in Year to Date 2011.  This increase was primarily due to the addition of four new stores, an increase in travel expense, and an increase in property and general liability insurance costs for the Florida BWW market.    Other operating costs as a percentage of sales increased to 19.7% in Year to Date 2012 from 18.8% in Year to Date 2011.

General and administrative cost increased by $413 thousand or 17.9% to $2.7 million in Year to Date 2012 from $2.3 million in Year to Date 2011.  This increase was primarily due to the hiring of personnel critical to our growth.  General and administrative cost as a percentage of sales increased to 7.9% in Year to Date 2012 from 7.7% in Year to Date 2011.

Pre-opening cost decreased by $2 thousand or 0.8% to $267 thousand in Year to Date 2012 from $269 thousand in Year to Date 2011.  The slight difference in pre-opening costs was due to the timing and overall cost to build and open new stores during the period.  The Company opened one new store and is in the construction phase on five additional stores during Year to Date 2012 and opened three new stores Year to Date 2011.  Pre-opening cost as a percentage of sales decreased to 0.8% in Year to Date 2012 from 0.9% in Year to Date 2011.

Depreciation and amortization cost increased by $320 thousand or 19.9% to $1.9 million in Year to Date 2012 from $1.6 million in Year to Date 2011.  This increase was primarily due to the addition of four restaurants.  Depreciation and amortization cost as a percentage of sales increased to 5.6% in Year to Date 2012 from 5.4% in Year to Date 2011.

Loss on disposal of property and equipment decreased by $20 thousand or 75.6% to $6.6 thousand in Year to Date 2012 from $27 thousand in Year to Date 2011.  This decrease was primarily due to non-recurring property and plant disposals in the prior year. Loss on disposal of property and equipment as a percentage of sales decreased to 0.0% in Year to Date 2012 from 0.1% in Year to Date 2011.

INTEREST AND TAXES

Interest expense was $253,103 and $306,624 during Second Quarter 2012 and Second Quarter 2011, respectively.  Interest expense was $565,644 and $593,434 during Year to Date 2012 and Year to Date 2011, respectively.  The decrease is due to the decreased interest rates associated with the Company’s debt refinancing that was effective April 2, 2012, offset by the write-off of loan fees of $103,934 also associated with the refinancing.

For Second Quarter 2012, we booked an income tax provision of $86,155 compared to Second Quarter 2011 when an income tax provision of $351,497 was recorded.  The effective tax rate of income before taxes was 212.2% for Second Quarter 2012 vs. 41.9% for Second Quarter 2011.  The increase in the Second Quarter 2012 income tax provision primarily relates to return to provision adjustments made during Second Quarter 2012.  For Year to Date 2012, we booked an income tax benefit provision of $335,545 compared to Year to Date 2011 when an income tax provision of $661,485 was recorded.  The effective tax rate of income before taxes was 34.4% for Year to Date 2012 vs. 34.8% for Year to Date 2011.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 70% of the construction and start-up costs of future BWW and Bagger Dave’s restaurants with a $7.0 million development line of credit with RBS Charter One.  We expect to meet all remaining capital requirements from operational cash flow.  We believe that the cash flow from operations and the development line of credit will be sufficient to meet our operational funding, development and obligations for the foreseeable future. However, to provide additional certainty that our liquidity requirements will be met, we have secured a $1.0 million line of credit for working capital with RBS Charter One.  To date, we have not drawn upon this line of credit.

Cash flow from operations for Year to Date 2012 was $2.7 million compared with $3.2 million for Year to Date 2011.

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

Opening new restaurants is the Company’s primary use of capital and is critical to its growth.  Our completed and planned new construction for 2012 includes:

•	Grandville, Michigan – Bagger Dave’s – opened on May 13, 2012

•	Cape Girardeau, Missouri – Bagger Dave’s (franchise) – opened on June 12, 2012

•	Largo, Florida – BWW – scheduled to open in Q4 2012

•	Shelby Township, Michigan – Bagger Dave’s – scheduled to open in Q4 2012

•	Bloomfield, Michigan – Bagger Dave’s – scheduled to open in Q4 2012

•	Holland, Michigan – Bagger Dave’s – scheduled to open in Q4 2012

•	Detroit, Michigan – BWW – scheduled to open in Q4 2012

•	Ybor City, Florida – BWW – scheduled to open in Q4 2012

•	Indianapolis, Indiana – Bagger Dave’s – scheduled to open in Q4 2012

The Cape Girardeau, Missouri location marks the Company’s first franchise restaurant as well as the first Bagger Dave’s restaurant to open outside the state of Michigan.   In 2011, we hired a Senior Vice President of Franchise Sales and Development to begin our franchise efforts.  We hand-picked that franchisee and negotiated a six-unit area development agreement for the Midwest.  We are very proud to announce that this first franchise location opened strong!  As a matter of fact, this location had record sales its opening week, beating the record of our Grand Rapids, Michigan location’s opening week by approximately $100!  Although the company is beginning to franchise its Bagger Dave’s concept, it will continue to grow through corporate-owned stores.

Buffalo Wild Wings will make its first-ever debut in Detroit this November when it opens in the historical Temple of Odd Fellows Building, at 1211 Randolph Street.  The 18,400-square-foot building, built in 1874, is located at the gateway to the Greektown Historic District, just steps away from Campus Martius Park and within walking distance of Greektown Casino, Comerica Park, home of the Detroit Tigers, Ford Field, home of the Detroit Lions and Joe Louis Arena, home of the Detroit Red Wings.  This 425 seat restaurant will provide the complete BWW experience on the first floor, a banquet room to comprise the second floor, and a rooftop patio bar – all of this will help feed and entertain a daytime, one-mile radius population of 130,000.

The Indianapolis, Indiana location is the Company’s first Bagger Dave’s restaurant scheduled to open outside of Michigan.  The lease negotiations are coming to a close and a signed lease is anticipated in the next month.    The Company has already launched its design team to render the site plans and is very eager to enter a new state and market.

The Company has many more exciting leases negotiated or in the process of being negotiated in Michigan (Chesterfield, Grosse Pointe, Lapeer, Livonia, Sault Saint Marie, and Woodhaven), Florida (Tampa area), and Indiana (Avon, Fishers, Fort Wayne, Greenwood, and Westfield).

Although investments in new stores are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing stores is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing stores, upgrades range from $50 thousand (for minor interior refreshes) to $500 thousand (for a full remodel of the restaurant). Stores are typically upgraded after approximately five years of operation and fully remodeled after approximately 10 years of operation.

Mandatory Upgrades

There are no mandatory remodels for fiscal year 2012.

Discretionary Upgrades

In fiscal year 2012, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements primarily consist of audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades.

Our Credit Facility has debt covenants that have to be met on a quarterly basis. As of June 24, 2012, we are in compliance with all of the covenants.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not Applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 24, 2012, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 24, 2012.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 24, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

10.1
$16M Note Agreement with RBS Citizens, N.A., dated April 2, 2012 (incorporated by reference to exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on April 6, 2012, and incorporated herein by this reference).

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: August 13, 2012	By: /s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)