Form 10-Q
period 2012-09-23
Diversified Restaurant Holdings, Inc.
filed 2012-11-07
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,952,700 shares of $.0001 par value common stock outstanding as of November 7, 2012.

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

Item 1.  Financial Statements

 DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 23 2012	December 25 2011
ASSETS
Current assets
Cash and cash equivalents	$3,070,082	$1,537,497
Accounts receivable - other	448,008	20,497
Inventory	598,540	601,765
Prepaid assets	171,894	207,608
Total current assets	4,288,524	2,367,367

Deferred income taxes	172,770	272,332
Property and equipment, net - restricted assets of VIE	1,435,277	1,457,770
Property and equipment, net	26,289,136	22,064,544
Intangible assets, net	1,101,777	1,113,997
Other long-term assets	81,350	74,389

Total assets	$33,368,834	$27,350,399

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,841,875	$1,682,462
Accrued compensation	1,127,665	760,548
Other accrued liabilities	543,758	649,784
Current portion of long-term debt (including VIE debt of $89,414)	2,434,048	2,967,135
Current portion of deferred rent	174,906	180,480
Total current liabilities	7,122,252	6,240,409

Deferred rent, less current portion	2,140,463	1,750,017
Other liabilities - interest rate swap	392,263	613,999
Long-term debt, less current portion (including VIE debt of $1,095,317 and $1,140,024, respectively)	21,044,556	16,841,355
Total liabilities	30,699,534	25,445,780

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 18,952,900 and 18,936,400 shares, respectively, issued and outstanding	1,888	1,888
Additional paid-in capital	2,936,504	2,771,077
Accumulated other comprehensive loss	(258,893)	-
Retained earnings (accumulated deficit)	(450,724)	(1,253,831)
Total DRH stockholders' equity	2,228,775	1,519,134

Non-controlling interest in VIE	440,525	385,485

Total stockholders' equity	2,669,300	1,904,619

Total liabilities and stockholders' equity	$33,368,834	$27,350,399

 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 23 2012	September 25 2011	September 23 2012	September 25 2011

Revenue
Food and beverage sales	$16,838,169	$14,588,078	$51,315,764	$44,617,381
Franchise royalties and fees	6,323	-	7,537	-
Total revenue	16,844,492	14,588,078	51,323,301	44,617,381

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	5,157,991	4,236,077	15,904,293	12,683,404
Labor	4,174,875	3,628,433	12,840,361	11,088,641
Occupancy	961,610	824,538	2,787,327	2,388,415
Other operating costs	3,419,716	2,973,089	10,198,008	8,625,740
General and administrative expenses	1,606,495	1,167,456	4,328,555	3,476,097
Pre-opening costs	281,390	135,009	547,876	403,714
Depreciation and amortization	1,000,191	881,432	2,930,606	2,491,649
Loss on disposal of property and equipment	23,374	3,113	29,977	30,157
Total operating expenses	16,625,642	13,849,147	49,567,003	41,187,817

Operating profit	218,850	738,931	1,756,298	3,429,564

Change in fair value of derivative instruments	-	(140,629)	(43,361)	(345,249)
Interest expense	(277,919)	(282,934)	(843,563)	(876,368)
Other income, net	314,421	29,327	362,160	37,839

Income before income taxes	255,352	344,695	1,231,534	2,245,786

Income tax (benefit) provision	(2,158)	155,176	333,387	816,661

Net income	257,510	189,519	898,147	1,429,125

Less: Income attributable to non-controlling interest	(16,314)	(38,747)	(95,040)	(115,232)

Net income attributable to DRH	$241,196	$150,772	$803,107	$1,313,893

Basic earnings per share	$0.01	$0.01	$0.04	$0.07
Fully diluted earnings per share	$0.01	$0.01	$0.04	$0.07

Weighted average number of common shares outstanding
Basic	18,954,025	18,876,000	18,948,624	18,876,000
Diluted	19,104,577	19,039,692	19,088,856	19,048,836

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 23 2012	September 25 2011	September 23 2012	September 25 2011

Net income	$257,510	$189,519	$898,147	$1,429,125

Other comprehensive (loss) income
Unrealized changes in fair value of cash flow hedge, net of tax of $21,929 and $133,370, respectively	(43,361)	-	(258,893)	-

Comprehensive income	214,149	189,519	639,254	1,429,125

Less: Comprehensive (income) attributable to non-controlling interest	(16,314)	(38,747)	(95,040)	(115,232)

Comprehensive income attributable to DRH	$197,835	$150,772	$544,214	$1,313,893

The accompanying notes are an integral part of these interim consolidated financial statements.

 DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Accumulated	Retained
			Additional	Other	Earnings	Non-	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	controlling	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit)	Interest	Equity (Deficit)

Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$-	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	28,800	-	-	-	-	-	-

Forfeitures of restricted shares	(12,300)	-	-	-	-	-	-

Share-based compensation	-	-	165,427	-	-	-	165,427

Other comprehensive loss	-	-	-	(258,893)	-	-	(258,893)

Net income	-	-	-	-	803,107	95,040	898,147

Distributions from non-controlling interest	-	-	-	-	-	(40,000)	(40,000)

Balances - September 23, 2012	18,952,900	$1,888	$2,936,504	$(258,893)	$(450,724)	$440,525	$2,669,300

Balances - December 26, 2010	18,876,000	$1,888	$2,631,304	$-	$(3,096,017)	$338,640	$(124,185)

Share-based compensation	-	-	65,944	-	-	-	65,944

Net income	-	-	-	-	1,313,893	115,232	1,429,125

Distributions from non-controlling interest	-	-	-	-	-	(107,000)	(107,000)

Balances - September 25, 2011	18,876,000	$1,888	$2,697,248	$-	$(1,782,124)	$346,872	$1,263,884

 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 23 2012	September 25 2011

Cash flows from operating activities
Net income	$898,147	$1,429,125
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,930,606	2,491,649
Write off of loan fees	694	-
Loss on disposal of property and equipment	29,977	30,157
Share-based compensation	165,427	65,944
Change in fair value of derivative instruments	43,361	345,249
Deferred income taxes	232,932	608,154
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable - other	(427,511)	(14,348)
Inventory	3,225	(140,545)
Prepaid assets	35,714	56,440
Other current assets	-	43,348
Intangible assets	62,356	(72,822)
Other long-term assets	(6,961)	(4,575)
Accounts payable	1,159,413	77,180
Accrued liabilities	261,091	452,855
Deferred rent	384,872	153,057
Net cash provided by operating activities	5,773,343	5,520,868

Cash flows from investing activities
Purchases of property and equipment	(7,213,512)	(6,051,295)
Net cash used in investing activities	(7,213,512)	(6,051,295)

Cash flows from financing activities
Proceeds from issuance of long-term debt	20,270,332	3,138,321
Repayment of interest rate swap liability	(657,360)	-
Repayments of long-term debt	(16,600,218)	(1,659,353)
Distributions from non-controlling interest	(40,000)	(107,000)
Net cash provided by financing activities	2,972,754	1,371,968

Net increase in cash and cash equivalents	1,532,585	841,541

Cash and cash equivalents, beginning of period	1,537,497	1,358,381

Cash and cash equivalents, end of period	$3,070,082	$2,199,922

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. ("DRH") is the owner, operator, and franchisor of the unique, full-service, ultra-casual restaurant and bar Bagger Dave's Legendary Burger Tavern® ("Bagger Dave's") and a leading Buffalo Wild Wings® ("BWW") franchisee. The original company was founded by T. Michael Ansley, President and CEO, in late 2004 as an operating center for seven BWW locations that Mr. Ansley owned and operated as a franchisee. DRH was formed on September 25, 2006, to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our unique Bagger Dave's restaurant concept. It became a publicly-traded company in 2008 as a result of a self-underwritten initial public offering. DRH and its wholly-owned subsidiaries, including AMC Group, Inc., ("AMC"), AMC Wings, Inc. ("WINGS"), and AMC Burgers, Inc. ("BURGERS"), develop, own, and operate Bagger Dave's and BWW restaurants located throughout Michigan and Florida.

DRH created the Bagger Dave’s concept, brand, menu, and business plan throughout 2006 and 2007 and launched its first store in January 2008. DRH received licensing approval to franchise Bagger Dave's in the states of Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri in 2010. The Company doubled the number of Bagger Dave’s stores in 2011 and, as of November 7, 2012, there were 10 corporate-owned Bagger Dave’s restaurants operating in the Greater Detroit region of Michigan, with one additional corporate-owned restaurant under development and scheduled to open in 2012. In November 2011, DRH executed its first area development agreement to franchise six stores in the Midwest. The first franchised unit opened on June 10, 2012. For more information, please visit www.baggerdaves.com.

DRH is also a leading BWW franchisee and, as of November 7, 2012, operated 31 BWW restaurants, with two under construction and scheduled to open in 2012.  Mr. Ansley opened his first affiliated BWW in December 1999 and, since then, has received numerous awards from Buffalo Wild Wings, Inc. ("BWWI") including awards for the Highest Annual Restaurant Sales in 2004, 2005, and 2006, and in September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association ("IFA"). The IFA's membership consists of over 12,000 franchisee members and over 1,000 franchisor members. DRH remains on track to fulfill its Area Development Agreement, which requires a total of 32 BWW restaurants by 2017 (not all BWW locations are included in the Area Development Agreement).

The following organizational chart outlines the corporate structure of DRH and its wholly-owned subsidiaries, all of which are wholly-owned by the Company. It lists the number of restaurants in operation as of the filing date, the estimated number of restaurants that will be in operation by the end of 2012 (all of which are either operating or currently under construction), and the estimated number of restaurants that will be in operation by the end of 2013.  A brief textual description of the entities follows the organizational chart.

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

WINGS was formed on March 12, 2007 and serves as a holding company for its BWW restaurants. WINGS, through its subsidiaries, holds 31 BWW restaurants that are currently in operation.  The Company is economically dependent on retaining its franchise rights with BWWI. The franchise agreements committed to have specific initial term expiration dates ranging from January 29, 2014 through October 7, 2032, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through October 7, 2047. The Company believes it is in compliance with the terms of these agreements at September 23, 2012.  The Company is under contract with BWWI to enter into 13 additional franchise agreements by 2017 (see Note 10 for details).

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

Basis of Presentation

The consolidated financial statements as of September 23, 2012 and December 25, 2011, and for the three-month and nine-month periods ended September 23, 2012 and September 25, 2011, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of September 23, 2012 and for the three-month and nine-month periods ended September 23, 2012 and September 25, 2011 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 25, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011, which is included in Item 8 in the Fiscal 2011 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month and nine-month periods ended September 23, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2012.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. This quarterly report on Form 10-Q is for the three-month period ended September 23, 2012 and September 25, 2011, each comprising 13 weeks.  The fiscal year ending December 30, 2012 will be comprised of 53 weeks; the fiscal year ended December 25, 2011 comprised of 52 weeks.

Concentration Risks

Approximately 75% and 76% of the Company's revenues during the nine months ended September 23, 2012 and September 25, 2011, respectively, are generated from food and beverage sales from restaurants located in Michigan.

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

Prior to the debt restructure on April 2, 2012 (see Note 2 and Note 6 for details), the interest rate swap agreements did not qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The interest rate swap agreement associated with the April 2012 debt restructure does qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreement associated with the April 2012 debt restructure as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. See Note 6 and Note 12 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

None.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.           SIGNIFICANT BUSINESS TRANSACTIONS

On June 7, 2011, the Company entered into a First Amended and Restated Development Line of Credit Agreement with RBS, N.A. ("RBS"), which provides for an $8 million credit facility with RBS.  The credit facility consists of a new $7 million development line of credit and a $1 million revolving line of credit. The credit facility is secured by a senior lien on all Company assets.  The development line of credit is for a term of 18 months (the “Draw Period”) and amounts borrowed bear interest at between 3% - 4% over LIBOR as adjusted monthly, depending on the Lease Adjusted Leverage Ratio (as defined in the development line of credit). The development line of credit has a maturity date of June 7, 2018. The Company also secured a $1 million Revolving Line of Credit, which has a maturity date of June 7, 2012.  Advances on the Company’s Revolving Line of Credit must be repaid within ninety consecutive days.

On April 2, 2012, the Company entered into a $16 million senior secured term loan (“April 2012 Term Loan”), secured by a senior lien on all Company assets. The Company used approximately $15.7 million of the April 2012 Term Loan to repay substantially all of its outstanding senior debt and related interest rate swap liabilities and the remaining $0.3 million for working capital. The April 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.5% to 3.4%, depending on the Company’s lease adjusted leverage ratio. Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the April 2012 Term Loan. The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019. Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR. Principal and interest payments on the April 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $191 thousand plus accrued interest.  The April 2012 Term Loan was restructured into another term loan in the fourth quarter of 2012.

On September 25, 2012, the Company entered into a Senior Secured Credit Facility with RBS (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consists of a $37,000,000 Term Loan (the “September 2012 Term Loan”), a $10,000,000 Development Line of Credit (the “$10M DLOC”), and a $1,000,000 Revolving Line of Credit (the “$1M LOC”).  The Company immediately used approximately $15,200,000 of the September 2012 Term Loan to refinance existing outstanding debt with RBS and used approximately $3,300,000 of the September 2012 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.  Additionally, on September 25, 2012, approximately $14,700,000 of the September 2012 Term Loan was used to complete the acquisition of eight Buffalo Wild Wings restaurants (with rights to develop another restaurant in Indiana) and approximately $2,500,000 of the September 2012 Term Loan was used to purchase 100% of the membership interests in the Ansley Group, L.L.C. (“Ansley Group”), a Michigan limited liability company and the owner of a parcel of real estate located at 15745 15 Mile Road, Clinton Township, Michigan 48035 (the “Clinton Township Property”).  The remaining balance of the September 2012 Term Loan, approximately $1,300,000, was used to pay the fees, costs, and expenses associated with either the above acquisitions or arising in connection with the closing of the loans constituting the Senior Secured Credit Facility.  The September 2012 Term Loan is for a period of five years.  Payments of principal shall be based upon an 84-month straight-line amortization schedule, with monthly principal payments of $440,476 plus accrued interest.  The interest rate for the September 2012 Term Loan is LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the September 2012 Term Loan is due and payable on the maturity date of September 25, 2017.

On September 25, 2012, the Company completed the acquisition of substantially all of the assets of Crown Wings, Inc., Brewsters, Inc., Valpo Wings, Inc., Buffaloville Wings, Inc., and Hammond Wings, Inc., each an Indiana corporation, and Homewood Wings, Inc., Cal City Wings, Inc., Lansing Wings, Inc., and Lincoln Park Wings, Inc., each an Illinois corporation (collectively, the “Indiana and Illinois Entities”). The acquired assets consist of four Buffalo Wild Wings restaurants operating in Indiana and four operating in Illinois along with the right to develop a fifth Buffalo Wild Wings restaurant in Indiana.  We believe that this acquisition expands the scope of our operations, adds a number of new markets to our existing footprint and strategically positions us for future expansion throughout the Midwest.  Our near-term focus will be to integrate the acquired restaurants and realize the opportunities to improve their operating and financial performance.  Longer term, we look to leverage this acquisition by expanding our Bagger Dave's concept within the same footprint, led by the anticipated opening of our first restaurant in Indiana by year's end.

On September 25, 2012, the Company also acquired 100% of the membership interests in the Ansley Group for approximately $2,500,000.  The purchase was approved by the Company's disinterested directors who determined that the purchase price was fair to the Company based upon an independent appraisal.  As a result of this acquisition, the Company has acquired full ownership rights in the Clinton Township Property.  The Ansley Group was owned by T. Michael Ansley and Thomas D. Ansley.  T. Michael Ansley is the Chairman of the Board of Directors, President, and CEO and a principal shareholder of the Company.  This transaction will allow us to unwind the Ansley Group variable interest accounting treatment and eliminate the related non-controlling interest in the fourth quarter of 2012.

3.           PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 23 2012	December 25 2011
Land	$469,680	$469,680
Land (restricted assets of VIE)	520,000	520,000
Building	2,745,296	2,745,296
Building (restricted assets of VIE)	1,570,967	1,570,967
Equipment	11,201,812	10,596,964
Furniture and fixtures	3,167,653	3,060,014
Leasehold improvements	19,777,035	19,148,471
Restaurant construction in progress	5,668,178	-
Total	45,120,621	38,111,392
Less accumulated depreciation	(16,740,518)	(13,955,881)
Less accumulated depreciation (restricted assets of VIE)	(655,690)	(633,197)
Property and equipment, net	$27,724,413	$23,522,314

4.           INTANGIBLES

 Intangible assets are comprised of the following:

	September 23 2012	December 25 2011
Amortized intangibles:
Franchise fees	$308,750	$303,750
Trademark	34,388	30,852
Loan fees	23,100	164,429
Total	366,238	499,031
Less accumulated amortization	(93,124)	(112,271)
Amortized intangibles, net	273,114	386,760

Unamortized intangibles:
Liquor licenses	828,663	727,237
Total intangibles, net	$1,101,777	$1,113,997

Amortization expense for the three months ended September 23, 2012 and September 25, 2011 was $(1,505) and $28,968, respectively.  Amortization expense for the nine months ended September 23, 2012 and September 25, 2011 was $12,364 and $48,129, respectively.  Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2012, 2013, 2014, 2015, and 2016 is projected to total approximately $17,800 per year.  In conjunction with the April 2012 Term Loan (see Note 2 for additional information), loan fees written off to interest expense for both the three-month and nine-month periods ended September 23, 2012 were $103,934.

5.           RELATED PARTY TRANSACTIONS

The 2010 acquisition of certain affiliates was accomplished by issuing unsecured promissory notes to each selling shareholder that bore interest at 6% per year, had an original maturity date of February 1, 2016, and were payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.  At March 25, 2012 and December 25, 2011, these notes had an outstanding balance of $2,118,535 and $2,254,657, respectively.  On April 2, 2012, in conjunction with the April 2012 Term Loan (see Note 6 for details), these promissory notes were paid in full.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during both the three months ended September 23, 2012 and September 25, 2011 were $84,496. Fees paid during the nine months ended September 23, 2012 and September 25, 2011 were $267,154 and $236,571, respectively.

Prior to the April 2012 Term Loan (see Note 6 for details), current debt included a promissory note to a DRH stockholder in the amount of $250,000.  The note was a demand note that did not require principal or interest payments.  Interest was accrued at 8% per annum and was compounded quarterly.  On April 2, 2012, in conjunction with the April 2012 Term Loan (see Note 6 for details), this promissory note was paid in full.

See Note 9 for related party operating lease transactions.

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:
	September 23 2012	December 25 2011
Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal payments are approximately $191,000 plus interest through maturity in April 2019. Interest is charged based on a variable rate of one-month LIBOR plus LIBOR margin (which ranges between 2.50% and 3.40%) and a 1.41% fixed-rate swap arrangement. The rate at September 23, 2012 was approximately 4.38%.	$15,047,619	$-

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $113,000 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 7.10%. This note was repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	7,326,128

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.72%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4% (and will adjust every seven years thereafter).	1,107,737	1,122,413

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.58% per annum.	857,483	882,769

Note payable to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 3% over the 30-day LIBOR (the rate at September 23, 2012 was approximately 3.22%). The monthly interest payment approximates $6,500. The note will mature in May 2017. The development line of credit includes a carrying cost of .25% per year of any available but undrawn amounts.	5,300,384	1,030,052

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $19,500 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 5.91%. This note was repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	1,195,853

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $40,000 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	2,602,375

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments were approximately $24,500 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 6.35%. This note was repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	1,676,000

Unsecured note payable that originally matured in August 2013 and required monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest was 7% per annum. This note was repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	231,940

Note payable to Ford Credit secured by a vehicle purchased by Flyer Enterprises, Inc. to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	3,004	6,864

Notes payable – variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,000 through maturity in 2025. Interest is charged at a rate of 4% over the 30-day LIBOR (the rate at September 23, 2012 was approximately 4.22%).	1,162,377	1,229,439

Notes payable – related parties. These notes were repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	2,504,657

Total long-term debt	23,478,604	19,808,490

Less current portion (includes VIE debt of $89,414)	(2,434,048)	(2,967,135)

Long-term debt, net of current portion	$21,044,556	$16,841,355

On April 2, 2012, the Company, together with its wholly-owned subsidiaries, entered into a $16 million senior secured term loan (“April 2012 Term Loan”), secured by a senior lien on all Company assets. The Company used approximately $15.7 million of the April 2012 Term Loan to repay substantially all of its outstanding senior debt and interest rate swap liabilities and the remaining $0.3 million for working capital. The April 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.50% to 3.40%, depending on the Company’s lease adjusted leverage ratio. Simultaneously, the Company entered into an interest rate swap agreement to fix the interest on the April 2012 Term Loan. The notional amount of the swap agreement is $16 million at inception and amortizes to $0 at maturity in March 2019. Under the swap agreement, the Company pays a fixed rate of 1.41% and receives interest at the one-month LIBOR. Principal and interest payments on the April 2012 Term Loan are amortized over seven years, with monthly principal payments of approximately $191 thousand plus accrued interest.

Scheduled principal maturities of long-term debt for the next five calendar years, and thereafter, are summarized as follows (the following maturities do not take into consideration the effect of the September 2012 Term Loan):

Year	Amount
2013	$2,434,048
2014	3,190,992
2015	3,193,893
2016	3,196,754
2017	3,200,169
Thereafter	8,262,748
Total	$23,478,604

Interest expense was $277,919 and $282,934 (including related party interest expense of $0 and $42,131) for the three months ended September 23, 2012 and September 25, 2011, respectively. Interest expense was $843,563 and $876,368 (including related party interest expense of $52,724 and $144,502) for the nine months ended September 23, 2012 and September 25, 2011, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of September 23, 2012.

The fair value liability of the swap agreements was $392,263 and $613,999 at September 23, 2012 and December 25, 2011, respectively.  The decrease in fair value liability of the swap agreements was directly related to the April 2012 Term Loan, in which three old swaps were terminated and one new swap was entered into.  The change in fair value of derivative instruments in the Consolidated Statements of Operations represents the changes in the fair value of the interest rate swap agreements that were terminated in conjunction with the April 2012 Term Loan, as these swap agreements did not qualify for hedge accounting.

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

During fiscal 2011 and on March 1, 2012 and June 20, 2012, restricted shares were issued to certain employees at a weighted-average grant date fair value of $5.00, $3.10 and $5.00, respectively. Restricted shares are granted with a per share purchase price at 100% of the fair market value on the date of grant. Stock-based compensation expense will be recognized over the expected vesting period in an amount equal to the fair market value of such awards on the date of grant.

The following table presents the restricted shares transactions as of September 23, 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,800
Granted	28,800
Vested	-
Expired/Forfeited	(12,300)
Unvested, September 23, 2012	77,300

The following table presents the restricted shares transactions as of September 25, 2011:

Number of Restricted Stock Shares
Unvested, December 26, 2010	-
Granted	60,800
Vested	-
Expired/Forfeited	(200)
Unvested, September 25, 2011	60,600

Under the Stock Incentive Plan, there are 672,700 shares available for future awards at September 23, 2012.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At September 23, 2012, these options are fully vested and can be exercised at a price of $2.50 per share.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock-based compensation of $58,480 and $21,981 was recognized, during the three-month period ended September 23, 2012 and September 25, 2011, respectively, as restaurant labor operating costs and general and administrative expenses in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested. Stock-based compensation for the nine-months ended September 23, 2012 and September 25, 2011, respectively, was $165,427 and $65,944.  The fair value of stock options is estimated using the Black-Scholes model.  The fair value of unvested shares is $65,944 as of September 23, 2012.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor based on guidance as defined in FASB ASC 718, Compensation–Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at September 23, 2012, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 23, 2012.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The (benefit) provision for income taxes consists of the following components for the three-month and nine-month periods ended September 23, 2012 and September 25, 2011, respectively:

	Three Months Ended		Nine months Ended
	September 23 2012	September 25 2011	September 23 2012	September 25 2011
Federal:

Current	$-	$-	$-	$-
Deferred	4,984	36,390	251,778	463,772

State:
Current	28,430	71,500	100,455	208,507
Deferred	(35,572)	47,286	(18,846)	144,382

Income tax (benefit) provision	$(2,158)	$155,176	$333,387	$816,661

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes.  The items causing this difference are as follows:

	September 23 2012	September 25 2011
Income tax provision at federal statutory rate	$418,719	$766,063
State income tax provision	81,609	352,889
Permanent differences	144,185	77,139
Tax credits	(424,746)	(318,643)
Other	113,620	(60,787)
Income tax provision	$333,387	$816,661

The Company’s income tax provision for the nine months ended September 23, 2012 varies from the provision using the statutory rate due primarily to provision to return adjustments and the generation of tax credits without regard to income.

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

	September 23 2012	December 25 2011
Deferred tax assets:
Net operating loss carry forwards	$660,682	$1,861,906
Deferred rent expense	349,774	50,471
Start-up costs	110,819	135,535
Tax credit carry forwards	1,560,691	1,089,561
Other	371,088	393,713
Total deferred tax assets	3,053,054	3,531,186

Deferred tax liabilities:
Tax depreciation in excess of book	2,880,284	3,258,854
Total deferred tax liabilities	2,880,284	3,258,854

Net deferred income tax asset	$172,770	$272,332

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), "Income Taxes".  Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carry forwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Federal net operating loss carry forwards of $1,563,269 will expire in 2031.  General business tax credits of $424,746, $601,074, $340,519, $123,486, $59,722, and $11,144 will expire in 2032, 2031, 2030, 2029, 2028 and 2027, respectively.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of September 23, 2012.

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

Total rent expense was $729,275 and $657,130 for the three-month periods ended September 23, 2012 and September 25, 2011, respectively (of which $18,891 and $23,358, respectively, were paid to a related party).  Total rent expense was $2,176,242 and $1,921,178  for the nine-month periods ended September 23, 2012 and September 25, 2011, respectively (of which $65,608 and $66,760, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 23, 2012 are summarized as follows:

Year	Amount
2013	$3,133,313
2014	3,175,239
2015	2,951,123
2016	2,748,726
2017	2,427,656
Thereafter	6,464,697
Total	$20,900,754

10.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an "Area Development Agreement" with BWWI in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of September 23, 2012, of the 32 restaurants required to be opened under the Area Development Agreement, 17 of these restaurants had been opened for business.  An additional six restaurants not part of this Area Development Agreement were also opened for business as of September 23, 2012.

The Company is required to pay BWWI royalties (5% of net sales) and advertising fund contributions (3% of net sales) for the term of the individual franchise agreements.  The Company incurred $739,398 and $667,224 in royalty expense for the three-month periods ended September 23, 2012 and September 25, 2011, respectively and $2,248,016 and $2,045,488 for the nine-month periods ended September 23, 2012 and September 25, 2011.  Advertising fund contribution expenses were $445,654 and $422,570 for the three-month periods ended September 23, 2012 and September 25, 2011, respectively, and $1,351,094 and $1,271,538 for the nine-month periods ended September 23, 2012 and September 25, 2011, respectively.

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

11.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $227,432 and $278,616 during the three-month periods ended September 23, 2012 and September 25, 2011, respectively, and $743,330 and $827,253 for the nine-month periods ended September 23, 2012 and September 25, 2011, respectively.

Cash paid for income taxes was $58,804 and $110,000 during the three-month periods ended September 23, 2012 and September 25, 2011, respectively, and $271,804 and $147,943 for the nine-month periods ended September 23, 2012 and September 25, 2011, respectively.

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

As of September 23, 2012 and December 25, 2011, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents, accounts payable and short-term debt approximate its carrying value, due to its short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the three months ended September 23, 2012 and the fiscal year ended December 25, 2011, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 23, 2012:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$—	$(392,263)	$—	$(392,263)	$(392,263)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2011:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$—	$(613,999)	$—	$(613,999)	$(613,999)

As of September 23, 2012, our total debt, was approximately $23.5 million and had a fair value of approximately $15.4 million. The Company did not have any related party debt as of September 23, 2012; this debt was paid in full in conjunction with the April 2012 Term Loan (see Note 6 for details).  As of December 25, 2011, our total debt, less related party debt, was approximately $17.3 million and had a fair value of approximately $15.2 million. Related party debt as of December 25, 2011 was approximately $2.5 million and had a fair value of approximately $2.6 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a leading Buffalo Wild Wings® ("BWW") franchisee that is rapidly expanding through organic growth and acquisitions.  As of November 7, 2012, WINGS, through its subsidiaries, holds 31 BWW restaurants that are currently in operation; 14 are located in Michigan, nine in Florida, four in Illinois, and four in Indiana.  DRH also created and launched its own unique, full-service, ultra-casual restaurant concept, Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”), in January 2008.  As of November 7, 2012, the Company owned and operated 10 Bagger Dave’s restaurants in Southeast Michigan.  BURGERS also has a wholly-owned subsidiary named Bagger Dave’s Franchising Corporation that was formed to act as the franchisor for the Bagger Dave’s concept.  We have filed for rights, and been approved, to franchise in Michigan, Ohio, Indiana, Illinois, Wisconsin, Kentucky, and Missouri; the first franchised unit opened on June 10, 2012.

Our organic growth strategy is dependent on three key components.  First is the continued development of our BWW concept as a franchisee.  We expect to open two to three BWW stores each year through 2017 with a combined total of 47 by the end of 2017.  In the remaining months of 2012, we plan to open two BWW stores:  Detroit, Michigan and Ybor City, Florida.

Second is our continued development of our own Bagger Dave’s concept throughout the Midwest consistent with the current capabilities of our supply base.  Including our most recent openings of our Michigan restaurants in Shelby Township, Bloomfield Hills, and Holland, we intend to open an additional corporate-owned restaurant this year in the new market of Indianapolis, Indiana.

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

On September 25, 2012, we completed an acquisition of eight BWW restaurants in Illinois and Indiana and the right to franchise an additional store in Hammond, Indiana which we intend to open next year.  This acquisition strategically expands our presence in the Midwest, specifically in Indiana and southeast Illinois, providing a base of operations and management talent as we plan to expand our Bagger Dave’s concept throughout these areas starting in Indianapolis.

On September 25, 2012, the Company entered into a senior secured credit facility with RBS, which consists of a $37,000,000 term loan, a $10,000,000 development line of credit, and a $1,000,000 revolving line of credit.  The RBS credit facility is for a period of five years.  The interest rate for the term loan is LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.

On September 25, 2012, the Company also acquired 100% of the membership interests in the Ansley Group as discussed in footnote 2 to the financial statements.  As a result of this acquisition, the Company has acquired full ownership rights in the Clinton Township Property.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the years indicated as of November 7, 2012. "Total company owned restaurants" reflects the number of restaurants owned and operated by DRH for each year. Since the Company's inception, it managed nine existing BWW restaurants and on February 1, 2010, these restaurants were acquired by the Company. Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control.  As a franchisor of Bagger Dave’s, we have also included the number of franchises that have opened or are scheduled to open in 2012.

	2012 (estimate)	2011	2010	2009	2008	2007
Beginning of year - corporate owned	28	22	9	8	2	0
Beginning of year - acquisitions / affiliate restaurants under common control	0	0	9	9	9	9
Summary of restaurants open at the beginning of year	28	22	18	17	11	9
Openings	5	6	4	1	6	2
Planned openings	3	0	0	0	0	0
Acquisitions	8	0	0	0	0	0
Closures	0	0	0	0	0	0
Total company owned restaurants	44	28	22	18	17	11
Franchised restaurants	1	0	0	0	0	0
Total number of restaurants	45	28	22	18	17	11

RESULTS OF OPERATIONS

For the three months ended September 23, 2012 ("Third Quarter 2012"), and nine months ended September 23, 2012 (“Year to Date 2012”), revenue was generated from the operations of 22 BWW restaurants and seven Bagger Dave’s restaurants (one of which opened in May 2012). For the three months ended September 25, 2011 ("Third Quarter 2011") and the nine months ended September 25, 2011 (“Year to Date 2011”), revenue was generated from the operations of 21 BWW restaurants (two of which opened in February 2011) and five Bagger Dave’s restaurants (one of which opened in late February 2011 and another which opened in mid-September 2011).

Results of Operations for the Three Months Ended September 23, 2012 and September 25, 2011

Our operating results below are expressed as a percentage of total revenue on the basis of comparison to prior periods.

	Three Months Ended
	September 23 2012	September 25 2011

Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	30.6%	29.0%
Labor	24.8%	24.9%
Occupancy	5.7%	5.7%
Other operating costs	20.3%	20.4%

General and administrative expenses	9.5%	8.0%
Pre-opening costs	1.7%	0.9%
Depreciation and amortization	5.9%	6.0%
Loss on disposal of property and equipment	0.1%	0.0%
Total operating expenses	98.7%	94.9%

Operating profit	1.3%	5.1%

Total revenue for Third Quarter 2012 was $16.84 million, an increase of $2.24 million or 15.4% over the $14.60 million of revenue generated during Third Quarter 2011. The increase was primarily attributable to two factors. First, approximately $1.28 million of the increase was attributable to revenues generated from newer locations that did not meet the criteria for same-store-sales, including the opening of three BD restaurants after First Quarter 2011 (one of which opened in Second Quarter 2012) and revenues generated by one BWW restaurant that opened during Fourth Quarter 2011.  Second, approximately $0.96 million of this increase was related to a 7.5% increase in same-store-sales for 19 BWW restaurants meeting our same-store-sales criteria and a 3.4% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Our positive same-store-sales are a consequence of many factors.  Factors contributing to both our BWW and BD concepts include the improving economy in Michigan and price increases, which we frequently review and apply to offset inflationary pressures.  Specific to our BWW restaurants, same-store-sales also benefited from increased national advertising.

Specific to our Bagger Dave’s concept, positive same-store-sales were negatively impacted by road construction in close proximity to one of our restaurants.  With a very small comp base of only three stores, any positive or negative impact due to short-term, uncontrollable factors on one location can weigh heavily on our overall reported same-store-sales.

Food, beverage, and packaging costs increased by $0.92 million or 21.8% to $5.16 million in Third Quarter 2012 from $4.24 million in Third Quarter 2011.  The increase was primarily due to the addition of four new restaurants and an increase in bone-in chicken wing cost.  Food, beverage, and packaging costs as a percentage of sales increased to 30.6% in Third Quarter 2012 from 29.0% in Third Quarter 2011 due to the overall inflationary pressures in food costs driven by a significant increase in bone-in chicken wing costs and a lower wing-per-pound yield, which contributed to approximately two-thirds of the increase as a percentage of sales.  Average cost per pound for bone-in chicken wings was approximately $1.97 in Third Quarter 2012 versus approximately $1.16 in Third Quarter 2011.

Labor increased by $546 thousand or 15.1% to $4.17 million in Third Quarter 2012 from $3.63 million in Third Quarter 2011.  The increase was primarily due to the addition of four new restaurants.  Labor as a percentage of sales was essentially flat at 24.8% in Third Quarter 2012 versus 24.9% in Third Quarter 2011.  This is despite the fact that, given our rapid growth, we, through a combination of promotions and new hires, trained additional talent to operate seven new locations that we plan to open in the fourth quarter of 2012, four of which have already opened.

Occupancy increased by $137 thousand or 16.6% to $962 thousand in Third Quarter 2012 from $825 thousand in Third Quarter 2011.  This increase was primarily due to the addition of four new stores. Occupancy as a percentage of sales was essentially flat at 5.7% in the Third Quarter 2012 versus 5.7% in Third Quarter 2011.

Other operating cost increased by $447 thousand or 15.0% to $3.42 million in Third Quarter 2012 from $2.97 million in Third Quarter 2011.  This increase was primarily due to the addition of four new stores.  Other operating cost as a percentage of sales was essentially flat at 20.3% in Third Quarter 2012 from 20.4% in Third Quarter 2011.

General and administrative expenses increased by $439 thousand or 37.6% to $1.61 million in Third Quarter 2012 from $1.17 million in Third Quarter 2011.  This increase was primarily due to the hiring of personnel critical to our growth and Bagger Dave’s research and development costs.  General and administrative expenses as a percentage of sales increased to 9.5% in Third Quarter 2012 from 8.0% in Third Quarter 2011.

Pre-opening costs increased by $146 thousand or 108.4% to $281 thousand in Third Quarter 2012 from $135 thousand in Third Quarter 2011.   The difference in pre-opening costs was due to the timing and overall cost to build and open new stores.  The Company opened one new store and was in the construction phase of seven additional stores during the Third Quarter 2012 compared to no new stores open or under construction in Third Quarter 2011.  Pre-opening costs as a percentage of sales increased to 1.7% in Third Quarter 2012 from 0.9% in Third Quarter 2011.

Depreciation and amortization increased by $119 thousand or 13.5% to $1.00 million in Third Quarter 2012 from $881 thousand in Third Quarter 2011.  This increase was primarily due to the addition of four new restaurants.  Depreciation and amortization as a percentage of sales was flat at 5.9% in Third Quarter 2012 versus 6.0% in Third Quarter 2011.

Loss on disposal of property and equipment increased by $20 thousand or 651% to $23 thousand in Third Quarter 2012 from $3 thousand in Third Quarter 2011.  Loss on disposal of property and equipment as a percentage of sales increased to 0.1% in Third Quarter 2012 from 0.0% in Third Quarter 2011.

Results of Operations for the Nine months Ended September 23, 2012 and September 25, 2011

	Nine months Ended
	September 23 2012	September 25 2011

Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	31.0%	28.4%
Labor	25.0%	24.9%
Occupancy	5.4%	5.4%
Other operating costs	19.9%	19.3%

General and administrative expenses	8.4%	7.8%
Pre-opening costs	1.1%	0.9%
Depreciation and amortization	5.7%	5.6%
Loss on disposal of property and equipment	0.1%	0.1%
Total operating expenses	96.6%	92.3%

Operating profit	3.4%	7.7%

Total revenue for Year to Date 2012 was $51.31 million, an increase of $6.70 million or 15.0% over the $44.60 million of revenue generated during Year to Date 2011. The increase was primarily attributable to two factors.   First, approximately $4.10 million of the increase was attributable to revenues generated from newer locations that did not meet the criteria for same-store-sales, including the opening of three BD restaurants after First Quarter 2011 (one of which opened in Second Quarter 2012) and revenues generated by one BWW restaurant that opened during the Fourth Quarter 2011.  Second, approximately $2.60 million of this increase was related to a 6.7% increase in same-store-sales for 19 BWW restaurants meeting our same-store-sales criteria and a 9.4% increase in same-store-sales for three Bagger Dave's restaurants meeting our same-store-sales criteria.

Food, beverage, and packaging costs increased by $3.2 million or 25.4% to $15.90 million in Year to Date 2012 from $12.68 million in Year to Date 2011.  The increase was primarily due to the addition of four new restaurants and an increase in bone-in chicken wing cost.  Food, beverage, and packaging costs as a percentage of sales increased to 31.0% in Year to Date 2012 from 28.4% in Year to Date 2011 due to the overall inflationary pressures in food costs driven by a significant increase in bone-in chicken wing costs and a lower wing-per-pound yield, which contributed to approximately two-thirds of the increase as a percentage of sales.  Average cost per pound for bone-in chicken wings was $1.93 in Year to Date 2012 versus $1.13 in Year to Date 2011.

Labor increased by $1.75 million or 15.8% to $12.84 million in Year to Date 2012 from $11.09 million in Year to Date 2011.   Labor as a percentage of sales was essentially flat at 25.0% in Year to Date 2012 versus 24.9% in Year to Date 2011.

Occupancy cost increased by $399 thousand or 16.7% to $2.79 million in Year to Date 2012 from $2.39 million in Year to Date 2011.  This increase was primarily due to the addition of four new stores.  Occupancy cost as a percentage of sales was essentially flat at 5.4% in Year to Date 2012 versus 5.4% in Year to Date 2011.

Other operating costs increased by $1.57 million or 18.2% to $10.20 million in Year to Date 2012 from $8.63 million in Year to Date 2011.  This increase was primarily due to the addition of four new stores.  Other operating costs as a percentage of sales increased to 19.9% in Year to Date 2012 from 19.3% in Year to Date 2011.

General and administrative cost increased by $852 thousand or 24.5% to $4.33 million in Year to Date 2012 from $3.48 million in Year to Date 2011.  This increase was primarily due to the hiring of personnel critical to our growth and Bagger Dave’s research and development costs.  General and administrative cost as a percentage of sales increased to 8.4% in Year to Date 2012 from 7.8% in Year to Date 2011.

Pre-opening cost increased by $144 thousand or 35.7% to $548 thousand in Year to Date 2012 from $404 thousand in Year to Date 2011.  The difference in pre-opening costs was due to the timing and overall cost to build and open new stores.  The Company opened one new store and is in the construction phase on seven additional stores during Year to Date 2012 and opened three new stores in Year to Date 2011.  Pre-opening cost as a percentage of sales increased to 1.1% in Year to Date 2012 from 0.9% in Year to Date 2011.

Depreciation and amortization cost increased by $439 thousand or 17.6% to $2.93 million in Year to Date 2012 from $2.49 million in Year to Date 2011.  This increase was primarily due to the addition of four restaurants.  Depreciation and amortization cost as a percentage of sales was flat at 5.7% in Year to Date 2012 from 5.6% in Year to Date 2011.

Loss on disposal of property and equipment was flat at $30 thousand in Year to Date 2012 and Year to Date 2011.   Loss on disposal of property and equipment as a percentage of sales was flat at 0.1% in Year to Date 2012 versus 0.1% in Year to Date 2011.

INTEREST AND TAXES

Interest expense was $277,919 and $282,934 during Third Quarter 2012 and Third Quarter 2011, respectively.  Interest expense was $843,563 and $876,368 during Year to Date 2012 and Year to Date 2011, respectively.    The Company, in conjunction with its April 2012 Term Loan, paid off substantially all existing debt by refinancing it at a lower interest rate.

For Third Quarter 2012, we booked an income tax benefit of $2,158 compared to Third Quarter 2011 when an income tax provision of $155,176 was recorded.  The effective tax rate of income before taxes was a benefit of 0.8% for Third Quarter 2012 versus a provision of 45.0% for Third Quarter 2011.  The decrease in the Third Quarter 2012 income tax provision primarily relates to provision to return adjustments and tax credits generated without regard to income during Third Quarter 2012.  For Year to Date 2012, we booked an income tax provision of $333,387 compared to Year to Date 2011 when an income tax provision of $816,661 was recorded.  The effective tax rate of income before taxes was 27.1% for Year to Date 2012 versus 36.4% for Year to Date 2011.

OTHER INCOME

For Third Quarter 2012, the Company earned a $400 thousand break-up fee in connection with the exercise by Buffalo Wild Wings' corporate of its right of first refusal on a potential acquisition.  $300 thousand of the break-up fee was recorded to other income and $100 thousand was recorded as an offset to professional fees we incurred (part of general and administrative expenses) in conjunction with the transaction.

BALANCE SHEET

Cash and cash equivalents substantially increased by approximately $1.5 million, or 99.7%, to $3.1 million at September 23, 2012, compared with the 2011 year-end balance.

Accounts receivable increased by 2085.7% to $448.0 thousand in the third quarter of 2012 from $20.5 thousand at the end of 2011 due to the $400 thousand break-up fee negotiated in a purchase agreement with Buffalo Wild Wings corporate.

Accounts payable increased by 68.9% to $2.8 million in the third quarter of 2012 from $1.7 million at the end of 2011 primarily due to acquisition-related costs and new construction-related payables.

Total DRH Stockholders' equity increased by 46.7% to $2.2 million in the third quarter of 2012 from $1.5 million at the end of 2011.

On September 25, 2012, the Company entered into a senior secured credit facility with RBS, N.A., consisting of a five-year, $37.0 million term loan, a $10.0 million development line of credit and a $1.0 million revolving line of credit.  The term loan was primarily used to refinance existing outstanding debt and $14.7 million went towards the recent acquisition of eight Buffalo Wild Wings restaurants (with rights to develop another restaurant in Indiana).  DRH intends to fund up to 30% of all construction and start-up costs for future restaurants using the $10.0 million development line of credit.  The Company believes that cash flow from operations and the development line will be sufficient to meet its operational funding, development, and obligations for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

Our primary liquidity and capital requirements are for new restaurant construction, remodeling of existing restaurants, and other general business needs. We intend to fund up to 80% of the construction and start-up costs of future BWW and Bagger Dave’s restaurants with a $10.0 million development line of credit with RBS Charter One.  We expect to meet all remaining capital requirements from operational cash flow.  We believe that the cash flow from operations and the development line of credit will be sufficient to meet our operational funding, development and obligations for the foreseeable future.  However, to provide additional certainty that our liquidity requirements will be met, we have secured a $1.0 million line of credit for working capital with RBS Charter One.  To date, we have not drawn upon this line of credit. Our Credit Facility has debt covenants that have to be met on a quarterly basis. As of September 23, 2012, we are in compliance with all of the covenants.

Cash flow from operations for Year to Date 2012 was $5.7 million compared with $5.5 million for Year to Date 2011.

Depending on the timing of new store openings, total capital expenditures for fiscal year 2012 are expected to be approximately $10.0 million, the majority of which is for new construction.  Approximately $0.4 million is for upgrading existing stores.

Opening new restaurants is the Company’s primary use of capital and is critical to its growth.  Our completed and planned new construction for 2012 includes:

•	Grandville, Michigan – Bagger Dave’s – opened on May 13, 2012

•	Cape Girardeau, Missouri – Bagger Dave’s (franchise) – opened on June 10, 2012

•	Shelby Township, Michigan – Bagger Dave’s – opened on September 30, 2012

•	Largo, Florida – BWW – opened on October 7, 2012

•	Bloomfield, Michigan – Bagger Dave’s – opened on October 14, 2012

•	Holland, Michigan – Bagger Dave’s – opened on October 28, 2012

•	Detroit, Michigan – BWW – scheduled to open in December 2012

•	Ybor City, Florida – BWW – scheduled to open in December 2012

•	Indianapolis, Indiana – Bagger Dave’s – scheduled to open in December 2012

The Cape Girardeau, Missouri location marks the Company’s first franchise restaurant as well as the first Bagger Dave’s restaurant to open outside the state of Michigan.  In 2011, we hired a Senior Vice President of Franchise Sales and Development to begin our franchise efforts.  We selected that franchisee and negotiated a six-unit area development agreement for the Midwest.  Although the company is beginning to franchise its Bagger Dave’s concept, it intends to continue to grow through the opening of corporate-owned stores.

Buffalo Wild Wings will make its debut in Detroit this December when we open a restaurant in the historical Temple of Odd Fellows Building, at 1218 Randolph Street.  The 18,400-square-foot building, built in 1874, is located at the gateway to the Greektown Historic District, adjacent to Campus Martius Park and within walking distance of Greektown Casino, Comerica Park, home of the Detroit Tigers, Ford Field, home of the Detroit Lions, and Joe Louis Arena, home of the Detroit Red Wings.  This 382-seat restaurant will provide the complete BWW experience on the first floor, a banquet room on the second floor, and a rooftop patio bar – we anticipate this restaurant will serve and entertain a daytime, one-mile radius population of 130,000.

The Company expects to continue its growth in 2013 with planned expansion of Bagger Dave’s in both Michigan and Indiana. Current targeted locations in Indiana are:  Avon, Westfield, Fishers, Greenwood, and Fort Wayne.  Current targeted locations in Michigan are:  Grand Rapids and Detroit.  This is in addition to the new Buffalo Wild Wings locations scheduled to open in Lapeer, Michigan, Sault Saint Marie, Michigan, and Hammond, Indiana.

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

Discretionary Upgrades

In fiscal year 2012, the Company plans to invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements primarily consist of audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 23, 2012, an evaluation was performed, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 23, 2012.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 23, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

The Board of Directors adopted Amended and Restated Bylaws of the Company at its board meeting on August 23, 2012.  These amendments were disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 29, 2012.  The revisions to the bylaws included the addition of provisions regarding the procedures by which stockholders may nominate candidates for election to the Board of Directors.  To nominate a candidate for election to the Board of Directors, a stockholder of record must (i) provide a written notice of nomination to the Secretary of the Company, not less than ninety (90) days nor more than one hundred and twenty (120) days prior to the first anniversary of the date of the prior year’s annual meeting of stockholders, or (ii) in the case of the nomination of a person for election to the Board of Directors at a special meeting of stockholders, no earlier than one hundred and twenty (120) days prior to and no less than the later of (a) ninety (90) days prior to such special meeting or (b) the tenth day following the day on which the notice of such special meeting, with certain limited exceptions spelled out in the bylaws.   The notice of nomination must set forth (i) the name and record address of the stockholder proposing to make nominations, as they appear on the Company’s books, (ii) the class and number of shares of stock held of record and beneficially owned by such stockholder and/or such beneficial owner, (iii) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to propose such nomination, (iv) all information regarding each stockholder nominee that would be required to be set forth in a definitive proxy statement filed with the Securities and Exchange Commission pursuant to Section 14 of the Exchange Act, and the written consent of each stockholder nominee to being named in a proxy statement as a nominee and to serve if elected, and (v) all other information that would be required to be filed with the Securities and Exchange Commission if the person proposing such nominations were a participant in a solicitation subject to Section 14 of the Exchange Act.  The Company may require any stockholder nominee to furnish such other information as it may reasonably require in order to determine the eligibility of the stockholder nominee to serve as a director of the Company.  The person presiding over the meeting may, if the facts warrant, disregard any proposed nomination of a stockholder nominee that was not made in accordance with the foregoing procedures.

Item 6. Exhibits

(a) Exhibits:

2.1
Purchase Agreement dated July 13, 2012 (incorporate by reference to Exhibit 2.1 of our Form 8-K filed with the Securities and Exchange Commission on September 28, 2012, and incorporated herein by this reference).

3.1
Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the Securities and Exchange Commission on August 29, 2012, and incorporated herein by this reference).

3.3
First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed with the Securities and Exchange Commission on October 31, 2012, and incorporated herein by this reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: November 7, 2012	By: /s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)