Form 10-K
period 2012-12-30
Diversified Restaurant Holdings, Inc.
filed 2013-04-01
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $32.3 million based on the per share closing price of the Company's common stock as reported on the OTCQB stock market on June 22, 2012.

The number of shares outstanding of the registrant's common stock as of March 27, 2013 was 19,019,525 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 6, 2013 are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

When used in this Form 10-K, the “Company” and “DRH” refers to Diversified Restaurant Holdings, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below.

Cautionary Statement Regarding Forward-Looking Information

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

ITEM 1.     BUSINESS

Introduction

DRH is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely-positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of the date of this report, we had 45 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of those restaurants, 44 are corporate owned and one is franchised by a third party.

Our Company’s roots can be traced to 1999, when our founder, President, CEO, and Chairman T. Michael Ansley opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our Bagger Dave’s concept.  In 2008, we became public by completing a self-underwritten initial public offering for approximately $735,000 and 140,000 shares.

Mr. Ansley has received various awards from Buffalo Wild Wings, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,000 franchisee members and over 1,000 franchisor members.

Today, DRH and its wholly-owned subsidiaries, including AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), develop, own, and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, Michigan, and Missouri.

DRH originated the Bagger Dave’s® concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 10 corporate-owned Bagger Dave’s in Michigan, one corporate-owned Bagger Dave’s in Indiana, and one franchised location in Missouri. The Company plans to operate approximately 50 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 33 DRH-owned BWW restaurants (15 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.  T. Michael Ansley, our President, CEO, and Chairman of the Board, is the recipient of various franchise awards, including BWW awards for the highest annual restaurant sales in 2006, 2005, and 2004.  We remain on track to fulfill our area development agreement with BWLD.  The Company also recently purchased the rights to develop another location in Indiana.  Per the area development agreement with BWLD, we expect to operate 47 DRH-owned BWW by the end of 2017.

The following organizational chart outlines the corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada

AMC was formed on March 28, 2007 and serves as our operational and administrative center.  AMC renders management, operational support, and advertising services to WINGS and its subsidiaries and BURGERS and its subsidiaries.  Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from January 29, 2014 through December 18, 2032, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through December 15, 2047.  We believe we are currently in compliance with the terms of these agreements.

BURGERS was formed on March 12, 2007 and serves as a holding company for our Bagger Dave’s restaurants.  Bagger Dave’s Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave’s concept and has rights to franchise in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio, and Wisconsin.  We do not intend to pursue significant franchisee development at this time.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034.  Our telephone number is (248) 223-9160.  We can also be found on the internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.

Restaurant Concepts

Bagger Dave's Legendary Burger Tavern®

Bagger Dave's is our first initiative to diversify our operations outside of the BWW concept by developing our own unique, full-service, ultra-casual restaurant and bar concept, which was launched in January 2008.  We have worked to create a concept with a warm, inviting, and entertaining atmosphere through friendly and memorable guest service.

Bagger Dave’s offers a full-service, family-friendly, ultra-casual restaurant and bar with a comfortable, cozy, local “corner tavern” atmosphere.  The menu features freshly-made, never frozen burgers, accompanied by more than 30 toppings from which to choose, fresh-cut fries, hand-dipped milkshakes, and a selection of craft beer and wine.  Signature items include Sloppy Dave's BBQ®, Train Wreck Burger®, and Bagger Dave’s Amazingly Delicious Turkey Black Bean Chili®.  The concept focuses on local flair with the interior showcasing historic photos of the city in which the restaurant resides.  It also features an electric train that runs above the dining room and bar areas.

The guiding principle of the Bagger Dave’s brand is to delight guests.  The burgers are made from a USDA, fresh premium ground beef blend with no trimmings or from Michigan fresh ground turkey.  The burgers come in “Regular” (two patties) or “Small” (one patty) versions on fresh buns.  Guests can choose from burger “Legends” including the Train Wreck Burger®, the Blues Burger®, and Sloppy Dave’s BBQ®.  Guests also have the freedom to “Create Your Own Legend” which allows them to totally customize their burger by choosing from a variety of buns and more than 30 toppings, including custom, house-made sauces presenting bold and exciting new flavors.   Burger toppings include various cheeses, bacon, egg, guacamole, and a variety of complementary toppings: sautéed mushrooms and onions, barbecue sauce, steak sauce, and other standard condiments.

Beyond legendary burgers, Bagger Dave’s offers Amazingly Delicious Turkey Black Bean Chili®, a Veggie Black Bean burger, a grilled cheese sandwich, a BLT sandwich, salads, and fresh-cut fries.  The fries are cut in-house from domestic Northeastern potatoes and cooked in cottonseed soy bean specialty oil, using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs.  The Company also offers Dave’s Sweet Potato Chips®, a Bagger Dave’s specialty using fresh-cut premium sweet potatoes from North Carolina.  Guests can choose from our own signature dipping sauces of honey/cinnamon/sea salt mix or honey mustard.  Bagger Dave’s also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins.

To reinforce the Bagger Dave’s name and brand, our burgers, sandwiches, and fries/chips are wrapped in natural, brown bags decorated with our logo and served in a cake tin.

Currently, there are 10 corporate-owned restaurants in Michigan, one corporate-owned restaurant in Indiana, and one franchised location in Missouri.

Buffalo Wild Wings

With 33 DRH-owned BWW restaurants, we are one of the largest franchisees for BWLD, which, as of December 30, 2012, reported more than 891 BWW restaurants in North America that were either directly owned or franchised.  The restaurants feature a variety of boldly-flavored, craveable menu items in a welcoming neighborhood atmosphere with an extensive multi-media social environment, a full bar, and an open layout designed to create a distinctive dining experience for sports fans and families alike.  We believe the restaurants are differentiated by the social environment we create and the connection the restaurants make with our team members, guests, and the local community.  The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes.  Guests have the option of watching various sporting events on projection screens or approximately 50 additional televisions, competing in Buzztime Trivia, or playing video games.

BWW restaurants have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. We believe the BWW menu is competitively priced between the quick-casual and casual dining segments, featuring traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers, and salads.  The made-to-order menu items are enhanced by the bold flavor profile of 16 signature sauces and five signature seasonings, which range in flavor from Sweet BBQ® to Blazin’®.  The restaurants offer approximately 12 to 24 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beer, wine, and liquor.  We believe the award-winning food and memorable experience drives guest visits and loyalty.  For fiscal year 2012, our average DRH-owned BWW restaurant derived approximately 78.9% of its revenue from food and 21.1% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

One of our guiding principles is that a happy team member translates into a happy guest.  A happy guest drives repeat sales and word-of-mouth referrals – two key factors that we believe are fundamental to our sales growth strategy.  We believe that our core areas of expertise include site selection, development, management, quality guest service, and operations.  We plan to grow by increasing the number of restaurants in each of the two concepts we currently offer.  We target opening a minimum of 10 new restaurants per year.  We expect that our new restaurant growth will be weighted towards Bagger Dave’s locations in the foreseeable future.

We closed our fiscal year 2010 with three Bagger Dave’s restaurants.  By the end of fiscal year 2011, we doubled our Bagger Dave’s restaurants to six locations, which grew to 11 corporate-owned locations and one franchised location by the end of 2012.  As we believe our Bagger Dave's concept has proven to be successful thus far, we plan to grow throughout the Midwest and, ultimately, nationally.  We believe that, with 11 corporate locations currently operating and one franchised location today, we are well positioned to grow throughout the Midwest and ultimately nationally.  We expect to open additional restaurants if optimal locations are found and appropriate financing can be secured.  We plan to operate approximately 50 Bagger Dave’s corporate locations by the end of 2017.

We currently operate 33 DRH-owned BWW restaurants: 15 in Michigan, 10 in Florida, four in Illinois, and four in Indiana.  We have opened 19 DRH-owned BWW restaurants in fulfillment of our 32-store area development agreement with franchisor BWLD. Building out the remaining 13 restaurants under the area development agreement and the additional location in Indiana, which was acquired in conjunction with the eight BWW restaurant acquisition in September 2012, will result in us operating 47 DRH-owned BWW restaurants by 2017.

A center point in our expansion plan was opening the largest BWW, by square-footage, in downtown Detroit, Michigan, on December 23, 2012, to take advantage of the energy and positivity surrounding the revitalization and rebuilding of downtown Detroit.  It occupies two stories in the Odd Fellow Building and is within walking distance of Ford Field, Comerica Park, and Joe Louis Arena.   According to a recent New York Times article, in the last 10 years, Downtown Detroit has experienced a 59.0% increase in the number of college-educated residents under the age of 35, creating a culture of trendy bars and restaurants.  Also driving the revitalization efforts is Detroit’s “15 by 15” initiative, a program focused on getting 15,000 young and talented households to move Downtown by 2015.

Significant Business Transactions

On September 25, 2012, the Company completed the acquisition of substantially all of the assets of Crown Wings, Inc., Brewsters, Inc., Valpo Wings, Inc., Buffaloville Wings, Inc., and Hammond Wings, Inc., each an Indiana corporation, and Homewood Wings, Inc., Cal City Wings, Inc., Lansing Wings, Inc., and Lincoln Park Wings, Inc., each an Illinois corporation (collectively, the “Indiana and Illinois Entities”). The acquired assets consist of four Buffalo Wild Wings restaurants operating in Indiana and four operating in Illinois along with the right to develop a fifth Buffalo Wild Wings restaurant in Indiana.  We believe that this acquisition expands the scope of our operations, adds a number of new markets to our existing footprint and strategically positions us for future expansion throughout the Midwest.  Our near-term focus will be to integrate the acquired restaurants and realize the opportunities to improve their operating and financial performance.  Longer term, we look to leverage this acquisition by expanding our Bagger Dave's concept within the same footprint, led by the opening of our first restaurant in Indiana in December 2012. For additional information pertaining to the acquisition, refer to Note 2 to the consolidated financial statements and the 8-K/A filed on December 10, 2012.

On September 25, 2012, the Company also acquired 100.0% of the membership interests in Ansley Group, LLC for approximately $2.5 million.  The purchase was approved by the Company's disinterested directors who determined that the purchase price was fair to the Company based upon an independent appraisal.  As a result of this acquisition, the Company has acquired full ownership rights in the underlying real estate for our Clinton Township, Michigan BWW restaurant. Ansley Group, LLC was owned by T. Michael Ansley and Thomas D. Ansley.  T. Michael Ansley is the Chairman of the Board of Directors, President, and CEO and a principal shareholder of the Company.   The acquisition was accounted for as a common control transaction and, as a result, the carrying value of the assets and liabilities acquired were recorded by the Company.    The acquisition was funded as part of the September 2012 Term Loan discussed in Note 6 to the consolidated financial statements.

On April 2, 2012, the Company entered into a $16.0 million senior secured term loan (“April 2012 Term Loan”), secured by a senior lien on all Company assets. The Company used approximately $15.7 million of the April 2012 Term Loan to repay substantially all of its outstanding senior debt and related interest rate swap liabilities and the remaining $0.3 million for working capital. The April 2012 Term Loan is for a term of seven years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges from 2.5% to 3.4%, depending on the Company’s lease adjusted leverage ratio. Principal and interest payments on the April 2012 Term Loan were to be amortized over seven years, with monthly principal payments of approximately $191,000 plus accrued interest.  The April 2012 Term Loan was restructured into another term loan on September 25, 2012.

On September 25, 2012, the Company entered into a senior secured credit facility with RBS (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consists of a $37.0 million Term Loan (the “September 2012 Term Loan”), a $10.0 million development line of credit (the “$10M DLOC”), and a $1.0 million revolving line of credit (the “$1M RLOC”).  The Company immediately used approximately $15.2 million of the September 2012 Term Loan to refinance existing outstanding debt with RBS and used approximately $3.3 million of the September 2012 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.  Additionally, on September 25, 2012, approximately $14.7 of the September 2012 Term Loan was used to complete the acquisition of eight Buffalo Wild Wings restaurants (with rights to develop another restaurant in Indiana) and approximately $2.5 million of the September 2012 Term Loan was used to purchase 100.0% of the membership interests in the Ansley Group, L.L.C. (“Ansley Group”), a Michigan limited liability company and the owner of a parcel of real estate located at 15745 15 Mile Road, Clinton Township, Michigan 48035 (the “Clinton Township Property”).  The remaining balance of the September 2012 Term Loan, approximately $1.3 million, was used to pay the fees, costs, and expenses associated with either the above acquisitions or arising in connection with the closing of the loans constituting the Senior Secured Credit Facility.  The September 2012 Term Loan is for a period of five years.  Payments of principal shall be based upon an 84-month straight-line amortization schedule, with monthly principal payments of $440,476 plus accrued interest.  The interest rate for the September 2012 Term Loan is LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the September 2012 Term Loan is due and payable on the maturity date of September 25, 2017.

Site Selection

We conduct extensive analysis to determine the location of each new restaurant. Proximity to businesses (office buildings, movie theaters, manufacturing plants, hospitals, etc.) and leveraging high-traffic venues are a key success criteria for our business.

For our restaurants, we prefer a strong end-cap position, which is a premier, highly visible corner positioning in a strip center, in a well-anchored shopping center or lifestyle entertainment center.  Movie theaters are also a major traffic driver for both of our brands.  Six of our DRH-owned BWW locations are directly beside or in front of a movie theater. However, we do not rule out freestanding locations if the opportunity meets certain economic criteria. Currently, we operate 13 restaurants located in stand-alone buildings.

Restaurant Operations

We believe that retaining high quality restaurant managers, valuing our team members, and providing fast, friendly service to our guests are key to our continued success.  In order to retain our unique culture as we grow, we devote substantial resources to identifying, selecting, and training our restaurant-level team members.  We typically have six in-store trainers at each existing location who provide both front- and back-of- house training on site.  We also have a seven-week training program for all of our restaurant managers, which consist of an average of four weeks of restaurant training and three weeks of cultural training, and in which managers observe our established restaurants’ operations and guest interactions.  We believe our focus on guest-centric training is a core aspect of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our corporate culture are cleanliness, service, and organization. Our restaurants are generally staffed with one managing partner and up to four assistant managers depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture.  We utilize regional managing partners to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team.  Through regular visits to the restaurants and constant communication with the management team, the regional managing partners ensure adherence to all aspects of our concept, strategy, and standards of quality.  We also have secret shoppers that visit our restaurants on a monthly basis and provide guest satisfaction scores for the criteria we define.

Training, Development, and Recruiting

We believe that successful restaurant operations, guest satisfaction, quality, and cleanliness begin with the team member - a key component of our strategy.  We pride ourselves on facilitating a well-organized, thorough, hands-on training program.  Our team members undergo classroom training followed by job shadowing in order to prepare them for their role.

We offer a competitive incentive program which we believe is unparalleled in the restaurant industry.  Aside from competitive base salaries and benefits, management is incentivized with a performance-based bonus program.  We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a matching contribution feature, a tuition reimbursement program, a referral bonus program, and opportunities for career advancement.

We emphasize growth from within the organization as much as possible, giving our team members the opportunity to develop and advance.  We believe this philosophy helps build a strong, loyal management team with above-industry-standard team member retention rates, giving us a competitive advantage over our competitors.  We strive for a balance of internal promotion and external hiring.

Restaurants

Our Bagger Dave's restaurants range in size from 3,800 to 4,900 square feet, with a historic square foot average of 4,300.  We anticipate that future restaurants will be approximately 4,500 to 4,900 square feet in size with an outside seating area where feasible.  We anticipate an average cash investment per restaurant of approximately $950,000 to $1.2 million, including pre-opening expenses. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site.  Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.  We plan to continue development of this concept in the Detroit metropolitan market, Grand Rapids market, and Indianapolis market and then expand it throughout the Midwest.

Our DRH-owned BWW restaurants range in size from 5,300 to 13,500 square feet, with a historical square foot average of 6,400.  We anticipate that future restaurants will range in size from 5,500 to 6,500 square feet with an average cash investment per restaurant of approximately $1.3 million to $1.6 million, including pre-opening expenses.  From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site.  Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.  We have a continuous capital improvement plan for our restaurants and plan major renovations every five years.  Twenty-five of our 33 DRH-owned BWW restaurants are current with Generation 4.1 design criteria, BWLD’s most recent design criteria.

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times.

Our purchasing operations for DRH-owned BWW restaurants are primarily through channels established by BWLD corporate operations.  We do, however, negotiate directly with most of these channels as to price and delivery terms.  Where we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices.  For Bagger Dave’s, we believe that we have been able to leverage our DRH-owned BWW purchasing power to develop supply sources at a more reasonable cost than would be expected for a smaller restaurant concept.

To maximize our purchasing efficiencies, our centralized purchasing staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price contracts.

Marketing and Advertising

In fiscal year 2012 and fiscal year 2011, we spent approximately 2.0% of all restaurant sales on marketing efforts. In addition, charitable donations and local community sponsorships help us develop local public relations and is a major component of our marketing efforts. We support programs that build traffic at the grass roots level. We also participate in numerous local store marketing events for both DRH-owned BWW and Bagger Dave's throughout the communities we serve.

BWW

We pay a marketing fee to BWLD equal to 3.0% of revenue, which is supported by national advertising designed to build brand awareness. Some examples include television commercials on ESPN and CBS during key periods, such as football season and the March Madness NCAA basketball tournaments. In addition, we invest in our own marketing initiatives, including 0.5% of DRH-owned BWW revenue which is allocated to a regional cooperative of BWW franchisees in the Detroit metropolitan area (for those DRH-owned BWW restaurants in the Detroit metropolitan area). We established the DRH-owned BWW restaurants in the Florida and Michigan markets through coordinated local restaurant marketing efforts and operating strengths that focus on the guest experience.

Bagger Dave's

The advertising and marketing plan for developing the Bagger Dave’s brand relies on local media, menu specials, promotions, and community events. We are also building our marketing reach with our current guests by enhancing our social media presence.  We attribute a large part of our Bagger Dave’s growth through word-of-mouth.

Information Technology

We believe that technology can help provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis, and ease and speed of guest service.  We have a standard point-of-sale system in all of our restaurants that is integrated to our corporate office.  The systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information, and reduce administrative time.  Recently, we launched online ordering for our Bagger Dave’s restaurants.

Competition

The restaurant industry is highly competitive.  We believe we compete primarily with local and regional sports bars and national casual dining and quick-casual establishments.  Competition is expected to remain intense with respect to price, service, location, concept, and type and quality of food.  There is also competition for real estate sites, qualified management personnel, and hourly restaurant staff.  Many of our competitors have been in existence longer than we have and may be better established in markets where we are currently located or may, in the future, be located.  Accordingly, we strive to continually improve our restaurants, maintain high quality standards, and treat our guests in a manner that encourages them to return.  We believe our pricing communicates value to the guest in a comfortable, welcoming atmosphere that provides full service to the guest.

Employees

As of the date of this report, we have approximately 2,200 total team members, of which approximately 960 are full-time employees. We strive to promote from within and provide highly competitive wages and benefits. We value our employees and their input and believe this philosophy contributes to a low turnover ratio, even at the hourly-wage level, relative to industry standards.

Proprietary Rights

BWW

The BWW registered service mark is owned by BWLD.

Bagger Dave's

Our domestically-registered trademarks and service marks include Bagger Dave’s Legendary Burger Tavern®, Bagger Dave’s Legendary Burgers & Fries®, Bagger Dave’s®, Make a Fresh Start Here®, Dave’s Sloppy BBQ®, Sloppy Dave’s BBQ®, Railhouse Burger Sauce®, The Blues Burger®, Train Wreck Burger®, Dave’s Sweet Potato Chips®, Meaningless Free Toppings®, Sloppy Dave’s Fries®, and Amazingly Delicious Turkey Black Bean Chili®.  We place considerable value on our trademarks, service marks, trade secrets, and other proprietary rights and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s® restaurant concept.  We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts.  Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand.

Government Regulations

The restaurant industry is subject to numerous federal, state, and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements and to periodic review by state and municipal authorities for areas in which the restaurants are located.  Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell beer, wine, and liquor and each restaurant requires food service licenses from local health authorities.  Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our team members of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of team members or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing, and inventory control.  In order to reduce this risk, restaurant team members are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.  We have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

We are also subject to laws governing our relationship with team members.  Our failure to comply with federal, state, and local employment laws and regulations may subject us to losses and harm our brands.  The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status.  Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations.  In addition, team member claims based on, among other things, discrimination, harassment, wrongful termination, wage, hour requirements, and payments to team members who receive gratuities, may divert financial and management resources and adversely affect operations.  The losses that may be incurred as a result of any violation of such governmental regulations by the Company are difficult to quantify.  To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject, in certain states, to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations.  Even though we carry liquor liability insurance, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

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

ITEM 1A.     RISK FACTORS

The following risk factors could affect our business, financial condition, or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because they could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that investing in our common stock involves risks, including the risks described below. The risks that are highlighted here are not the only ones we face. If the adverse matters referred to in any of the risks actually occur, our business, financial condition, or operations could be adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Future growth in our revenue and profits will depend on our ability to maintain or grow sales and efficiently manage costs in our existing and new restaurants.  As of the date of this report, we have 11 corporate-owned and one franchised Bagger Dave’s locations and 33 DRH-owned BWW restaurants.  The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concepts in other locations.  Additionally, the success of one restaurant concept may not be indicative or predictive of the success of the other.

The success of our restaurants depends principally upon generating and maintaining guest traffic and loyalty and achieving positive margins.  Significant factors that might adversely affect guest traffic and loyalty and profit margins include:

●
economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

●	competition in the restaurant industry, particularly in the casual and fast-casual dining segments;

●	changes in consumer preferences;

●	our guests’ failure to accept menu price increases that we may make to offset increases in certain operating costs;

●	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service; and

●	our guests’ actual experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

●	food and other raw materials costs, many of which we cannot effectively hedge;

●	compensation costs, including wage, workers’ compensation, health care and other benefits expenses;

●	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

●	compliance costs as a result of changes in regulatory or industry standards;

●	energy, water and other utility costs;

●	costs for insurance (including health, liability and workers’ compensation);

●	information technology and other logistical costs; and

●	expenses due to litigation against us.

We May Not Be Able To Manage Our Growth

Our expansion strategy will depend upon our ability to open and operate additional restaurants profitably.  The opening of new restaurants will depend on a number of factors, many of which are beyond our control.  These factors include, among others, the availability of management, restaurant staff, and other personnel, the cost and availability of suitable restaurant locations, cost-effective and timely planning, design and build out of restaurants, acceptable leasing terms, acceptable financing, and securing required governmental permits.  Although we have formulated our business plans and expansion strategies based on certain estimates and assumptions we believe are reasonable, we anticipate that we will be subject to changing conditions that will cause certain of these estimates and assumptions to be incorrect.  For example, our restaurants may not open at the planned time due to factors beyond our control, including, among other factors, site selection, BWLD’s approval with respect to new BWW openings, negotiations with landlords, and construction or permitting delays.

We expect that the Bagger Dave’s concept will be primarily responsible for future growth.  As a result, the past success of the BWW concept may not be indicative of our future performance as a whole.

We May Not Be Successful When Entering New Markets

When expanding the BWW and our Bagger Dave's concepts, we will enter new markets in which we may have limited or no operating experience.  There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new restaurants.  The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the Bagger Dave's and BWW brands.  New restaurants typically require several months of operation before achieving normal levels of profitability.  When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively

The restaurant industry is intensely competitive.  We believe we compete primarily with regional and local sports bars, burger establishments, casual dining concepts, and fast-casual establishments.  Competition from “better burger” establishments has recently been particularly intense.  Many of our direct and indirect competitors are well-established national, regional, or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing, and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based or burger-based restaurant businesses without significant barriers to entry and such establishments may provide price competition for our restaurants.  Competition in the casual dining, fast-casual, and quick-service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept, and the type and quality of food.  We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.

New Restaurants Added to Our Existing Markets May Take Sales From Existing Restaurants

New restaurants added to our existing markets, whether by us or others, may take sales away from our existing restaurants.  Because we intend to open restaurants in our existing markets, and others may intend the same, this may impact revenue earned by our existing restaurants.

Higher-Than-Anticipated Costs Associated With the Opening of New Restaurants or With the Closing, Relocating, or Remodeling of Existing Restaurants May Adversely Affect Our Results of Operations

Our revenue and expenses may be significantly impacted by the location, number, and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants.  We incur substantial pre-opening expenses each time we open a new restaurant and will incur other expenses if we close, relocate or remodel existing restaurants.  These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating, or remodeling any of our restaurants may be higher than anticipated.  An increase in such expenses could have an adverse effect on our results of operations.

Future Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition

We may seek to selectively acquire existing BWW restaurants.  To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms, and obtain appropriate financing as needed.  Any acquisitions we pursue, whether successfully completed or not, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

●	customary closing and indemnification risks associated with any acquisition;

●	funds used pursuing acquisitions we are ultimately unable to consummate because the transaction is subject to a right of first refusal in favor of our franchisor, BWLD; and

●	diversion of management’s attention from other business concerns.

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

We May Suffer Negative Consequences if New Restaurants Do Not Open in a Timely Manner

If we are unable to successfully open new restaurants in a timely manner, our revenue growth rate and profits may be adversely affected.  We must open restaurants in a timely and profitable manner to successfully expand our business.  In the past we have experienced delays in restaurant openings and we may face similar delays in the future.  These delays may trigger material financial penalties assessed against us by BWLD as provided in our area development agreement.  These delays may also not meet market expectations, which may negatively affect our stock price.  Our ability to expand successfully and in a timely manner will depend on a number of factors, many of which are beyond our control.  A few of the factors are listed below:

●	Locating and securing quality locations in new and existing markets;

●	Negotiating acceptable leases or purchase agreements;

●	Securing acceptable financing for new locations;

●	Cost-effective and timely planning, design, and build-out of restaurants;

●	Attracting, recruiting, training, and retaining qualified team members;

●	Hiring reputable and satisfactory construction contractors;

●	Competition in new and existing markets;

●	Obtaining and maintaining required local, state, and federal government approvals and permits related to the construction of sites and the sale of food and alcoholic beverages;

●	Creating brand awareness in new markets; and

●	General economic conditions.

The Loss of Key Executives Could Affect Our Performance

Our success depends substantially on the contributions and abilities of key executives and other team members.  The loss of any of our executive officers could jeopardize our ability to meet our financial targets.  In particular, we are highly dependent upon the services of T. Michael Ansley, David G. Burke, and Jason T. Curtis.  We do not have employment agreements with such individuals or any of our other team members.  Our inability to retain the full-time services of any of these people or to attract other qualified executives could have an adverse effect on us, and there would likely be a difficult transition period in finding suitable replacements for any of them.

We May Not Be Able to Attract and Retain Qualified Team Members to Operate and Manage Our Restaurants

The success of our restaurants depends on our ability to attract, motivate, develop, and retain a sufficient number of qualified restaurant team members, including managers and hourly team members.  The inability to recruit, develop, and retain these individuals may delay the planned openings of new restaurants or result in high team member turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants.  This could inhibit our expansion strategy and business performance and negatively impact our operating results.

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, ground beef, and potatoes.  Our food, beverage, and packaging costs could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability.  Additionally, if there is a significant rise in the price of chicken wings or ground beef, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected.  We also depend on our franchisor, BWLD, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost.  Chicken wing prices per pound averaged $1.97 per pound in 2012, $0.76 higher than the average of $1.21 in 2011. BWLD currently purchases and secures for its franchisees chicken wings at market price.  The market price for traditional wings reached its lowest price in several years during April 2011; since then, the market price has trended higher.

Shortages or Interruptions in the Availability and Delivery of Food and Other Supplies May Increase Costs or Reduce Revenue

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought, and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories, or the prospect of such pronouncements, or other conditions beyond our control, could adversely affect the availability, quality, and cost of items we buy and the operations of our restaurants.  Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

Our Success Depends Substantially on the Value of Our Brands and Unfavorable Publicity Could Harm Our Business

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints, litigation, or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products, or high-calorie foods (including obesity), or other concerns.  Negative publicity from traditional media or online social network postings may also result from actual or alleged incidents or events taking place in our restaurants.

There has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons.  Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication.  The availability of information on social media platforms is virtually immediate as is its impact.  Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted.  The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available.  Information concerning our Company may be posted on such platforms at any time.  Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects, or business.  The harm may be immediate without affording us an opportunity for redress or correction.  Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets.  In sum, the dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy.

Regardless of whether any public allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.  We must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value.  If consumers perceive or experience a reduction in food quality, service, ambiance, or in any way believe we failed to deliver a consistently positive experience, the value of our brands could suffer

Increases in Our Compensation Costs, Including as a Result of Changes in Government Regulation, Could Slow Our Growth or Harm Our Business

We are subject to a wide range of compensation costs.  Because our compensation costs are, as a percentage of revenue, higher than other industries, we may be significantly harmed by compensation cost increases.  Unfavorable fluctuations in market conditions, availability of such insurance, or changes in state and/or federal regulations could significantly increase our insurance premiums.  In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are more costly to defend.  Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

Significant increases in health care costs may also continue to occur, and we can provide no assurance that we will be able to effectively contain those costs.  Further, we are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results.

In addition, many of our restaurant personnel are hourly team members subject to various minimum wage requirements or changes to existing tip credit laws.  Mandated increases in minimum wage levels and changes to the tip credit laws, which dictate the amounts an employer is permitted to assume an team member receives in tips when calculating the team member’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels.  Continued minimum wage increases or changes to allowable tip credits may further increase our compensation costs or effective tax rate.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to federal immigration laws, regulations, or enforcement programs as well.  Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential team members. Although we require all team members to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized team members.  Unauthorized team members are subject to deportation and may subject us to fines or penalties, and if any of our team members are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified team members.  Termination of a significant number of team members that, unbeknownst to us, were unauthorized team members may disrupt our operations, cause temporary increases in our compensation costs as we train new team members and result in additional adverse publicity.  Our financial performance could be materially harmed as a result of any of these factors.

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings.  These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.  For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants.  In addition, the Patient Protection and Affordability Act of 2010 (the “PPACA”), enacted in March 2010, requires chain restaurants with 20 or more locations in the U.S. to comply with federal nutritional disclosure requirements.  The U.S. Food and Drug Administration indicated that it intends to issue final regulations by April 2013.  Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements.  Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another.  The effect of such labeling requirements on consumer choices, if any, is unclear at this time.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits.  The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

Multiple jurisdictions in which we operate could adopt recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality.  HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement, and handling, to manufacturing, distribution, and consumption of the finished product.  We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate.  If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm Our Performance

Our success depends, in part, upon the continued popularity of our chicken and boneless wings, hamburgers and turkey burgers, other food and beverage items, and the appeal of our restaurant concepts.  We also depend on trends toward consumers eating away from home.  Shifts in these consumer preferences could negatively affect our future profitability.  Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, or salt content of certain food items, including items featured on our menu.  Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business.  In addition, our success depends, to a significant extent, on numerous factors affecting discretionary consumer spending, general economic conditions (including the continuing effects of the recent recession), disposable consumer income, and consumer confidence.  The recent recession, coupled with high unemployment rates, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, rising fuel prices, and reduced access to credit and reduced consumer confidence has impacted consumers’ ability and willingness to spend discretionary dollars.  Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term.  If the weak economy continues for a prolonged period of time or worsens, guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out.  A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results, or cash flow.

Actions by Our Franchisor Could Negatively Affect Our Business and Operating Results

Our DRH-owned BWW restaurant operations depend, in part, on decisions made by our franchisor, BWLD, including changes of distributors, food menu items and prices, policies and procedures, and advertising programs.  Business decisions made by our franchisor could adversely impact our operating performance and profitability.  Under our area development agreement, BWLD has the right to immediately terminate the area development agreement if, among other things, we are unable to comply with the development schedule or if one of the Franchise Agreements entered into pursuant to the area development agreement is terminated.  Termination of the area development agreement could adversely affect our growth strategy and, in turn, our financial condition.  Additionally, the area development agreement and the individual Franchise Agreements provide BWLD with the authority to approve the location selected for our future BWLD franchises, as well as approve the design of the individual restaurant.  BWLD must give its consent prior to the opening of a new BWW restaurant and, once the restaurant is open, we are subject to various operational requirements, including the use of specific suppliers and products.  Delays in the approval of our locations or pre-opening approval, as well as changes to the operational requirements, may impact our operating performance.

Our Operating Results May Fluctuate Due to the Timing of Special Events

Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants, including those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League, and National Collegiate Athletic Association.  Interruptions in the viewing of these professional sporting league events due to strikes, lockouts, or labor/compensation disputes may impact our business and operating results.  Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite, and cable networks.  Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional, and local sporting and other events in the geographic regions in which we currently operate.

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of the date of this report, 41 of our 44 corporate-owned restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases.  Some leases are subject to renewals which could involve substantial increases.  Additionally, a few leases require contingent rent based on a percentage of gross sales.   Should we have any leases that expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

Economic Conditions Could Have a Material Adverse Impact on Our Landlords in Retail Centers in Which We Are Located

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

A Decline in Visitors to Any of the Business Districts Near the Locations of Our Restaurants Could Negatively Affect Our Restaurant Sales

Some of our restaurants are located near high-activity areas such as retail centers, big-box shopping centers, and entertainment centers.  We depend on high visitor rates at these businesses to attract guests to our restaurants.  If visitors to these centers decline due to economic conditions, closure of big-box retailers, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales in these areas could decline significantly and adversely affect the results of our operations.

Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is currently highly dependent on restaurants located in Florida, Illinois, Indiana, and Michigan.  As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations.  In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates, and the overall economic crisis than other geographic areas.  In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts, or other natural or man-made disasters.  In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.  As of the date of December 30, 2012, approximately 77.0% of our total restaurants are located in Illinois, Indiana and Michigan, which are particularly susceptible to snowfall, and approximately 23.0% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

Legal Actions Could Have an Adverse Effect on Us

We could face legal action from government agencies, team members, guests, or other parties.  Many state and federal laws govern our industry, and if we fail to comply with these laws, we could be liable for damages or penalties.  Further, we may face litigation from guests alleging that we were responsible for an illness or injury they suffered at or after a visit to our restaurants, or alleging that we are not complying with regulations governing our food quality or operations.  We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations.

We May Not Be Able to Obtain and Maintain Licenses and Permits Necessary to Operate Our Restaurants

The restaurant industry is subject to various federal, state, and local government licensure and permitting requirements, including those relating to the sale of food and alcoholic beverages.  The failure to obtain and maintain these licenses, permits, and approvals, including food and liquor licenses, could adversely affect our operating results.  Difficulties or failure to obtain any required licenses, permits, or other government approvals could delay or result in our decision to cancel the opening of new restaurants.  Local authorities may revoke, suspend, or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2012, approximately 20.2% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages.  Because our restaurants sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the federal government, states, and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages.  If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants

In certain states, we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

We May Not Be Able to Protect Our Trademarks, Service Marks, and Trade Secrets

We place considerable value on our trademarks, service marks, and trade secrets. We intend to actively enforce and defend our intellectual property, although we may not always be successful. We attempt to protect our recipes as trade secrets by, among other things, requiring confidentiality agreements with our suppliers and executive officers.  However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our recipes, nor can we be sure that out methods of safeguarding our information are adequate and effective.  We also cannot be sure that our marks are valuable; that using our marks does not, or will not, violate others' marks; that the registrations of our marks would be upheld if challenged; or that we would not be prevented from using our marks in areas of the country where others might have already established rights to them.  Any of these uncertainties could have an adverse effect on us and our expansion strategy.

We Are Dependent on Information Technology and Any Material Failure of That Technology Could Impair Our Ability to Efficiently Operate Our Business

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures.  Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in guest service and reduce efficiency in our operations.  Significant capital investments might be required to remediate any problems.

Our Ability to Raise Capital in the Future May Be Limited, Which Could Adversely Impact Our Business

Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or compensation costs, increased property expenses, acceleration of our expansion plans, or other events, including those described in this report, may cause us to seek additional debt or equity financing on an accelerated basis.  Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and the results of operations.  Additional equity financing, if available, may be dilutive to the holders of our common stock.  Debt financing may involve significant cash payment obligations, covenants, and financial ratios that may restrict our ability to operate and grow our business

There Can Be No Assurances That, in the Future, We Will Be in Compliance With All Covenants of Our Current or Future Debt Agreements or That Our Lenders Will Waive Any Violations of Such Covenants

Non-compliance with our debt covenants could have a material adverse effect on our business, results of operations, and financial condition.  Non-compliance may result in us being in default under our debt agreements, which could cause a substantial financial burden by requiring us to repay our debt earlier than otherwise anticipated.

Our Current Insurance May Not Provide Adequate Levels of Coverage Against Claims

We currently maintain insurance that is customary and required in our franchise agreements and leases.  However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against, such as losses due to natural disasters.  Such damages could have a material adverse effect on our business and the results of operations.  Additionally, there is no assurance that we will be able to maintain our current coverage at acceptable premium rates or that any coverage will be available to us in the future.

An Impairment in the Carrying Value of Our Fixed Assets and or Intangible Assets Could Adversely Affect Our Financial Condition and Consolidated Results of Operations

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived.  Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. We cannot accurately predict the amount and timing of any impairment of assets.  Should the value of intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.  In connection with the acquisition of the Indiana and Illinois Entities, an amount was recorded as goodwill, which will be tested for impairment on a periodic basis.  We cannot accurately predict the likelihood or amount and timing of any potential impairment of this goodwill.  An impairment of goodwill of the Indiana and Illinois Entities could adversely affect our results of operations.

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For December 30, 2012, approximately 65.0% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen.  While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels.  If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties.  In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council.  These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our guests’ credit/debit card information as well as other personal information.  Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

Failure to Establish and Maintain Our Internal Control Over Financial Reporting Could Harm Our Business and Financial Results

Our management team members are responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

Risks Related to an Investment in Our Stock

There Can Be No Assurance That an Active Trading Market for Shares of Our Common Stock Will Develop

Our common stock is currently traded on the OTCQB and there has historically been a minimal, relatively inactive public market for our common stock.  We have applied to have our common stock approved for listing on the NASDAQ Capital Market.  We cannot be certain that a more active public market for our common stock will develop or, if developed, the extent to which investor interest in our common stock will sustain active trading or how liquid such a market might be in the future.  It is possible that an active trading market, if established, will not continue, and there can be no assurance as to the price at which our common stock will trade.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Stock Price and Trading Volume Could Decline

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts may publish about us or our business.  We are not currently the subject of any research analyst coverage.  The absence of research analyst coverage can adversely affect the market value and liquidity of an equity security, and if no securities or industry analysts cover our company in the future, the trading price for our common stock could be negatively impacted.  Additionally, if we do receive research analyst coverage, the coverage could be negative.  In particular, if one or more of the analysts who covered us downgraded our common stock or published inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceased coverage of us or failed to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Anti-Takeover Provisions in Our Charter Documents Could Make an Acquisition of Us More Difficult and Limit Attempts by Our Stockholders to Replace or Remove Our Current Directors Management, Which May Result in a Decrease in the Market Price of Our Common Stock

Provisions in our Articles of Incorporation (the “Articles”) and Amended and Restated Bylaws (the “Bylaws”) may have the effect of delaying or preventing a change of control or changes in our management.  Our Articles and Bylaws contain provisions that:

●	provide that the authorized number of directors may be changed only by resolution of the Board;

●
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

●
do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

●
authorize the Board, acting by majority vote, to amend portions of the Bylaws adopted by the stockholders, except to the extent the stockholders have specified portions of the Bylaws that cannot be amended by the Board;

●
provide that special meetings of our stockholders may be called only by the chairman of the Board, our CEO, the Board pursuant to a resolution adopted by a majority of the total number of authorized directors or holders of shares entitled to cast not less than 25.0% of the votes at the meeting; and

●	authorize our Board to issue, without further action by the stockholders, up to 10,000,000 shares of preferred stock and to determine the preferences, rights, and powers of such shares.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace our Board, which is responsible for appointing the members of management.

The Price of Our Common Stock May Be Volatile and You Could Lose All or Part of Your Investment

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares.  The stock market in general has been highly volatile, particularly over the past five years.  As a result, the market price of our common stock is likely to be similarly volatile.  You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of your investment.  The price of our common stock also could be subject to wide fluctuations in response to a number of factors specific to our business, including those described in this section and elsewhere in this report.

Future Sales of Our Common Stock by Our Existing Stockholders Could Cause Our Stock Price to Decline

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly.  The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock.  Stockholders holding an aggregate of 16,025,614 shares are currently subject to lock-up agreements in connection with a registered offering that we are conducting that restrict their ability to transfer their shares of our common stock.  The market price of shares of our common stock may decrease significantly when the restrictions on resale lapse for certain of our existing stockholders.  A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may also cause you to lose part or all of your investment in our shares of common stock.

Our Current Principal Stockholder Owns a Large Percentage of Our Voting Stock, Which Allows Him to Control Substantially All Matters Requiring Stockholder Approval

T. Michael Ansley, our President, CEO, Chairman and founder, is currently the beneficial owner of approximately 69.8% of our outstanding common stock.   Mr. Ansley’s beneficial ownership includes 11,113,600 shares owned directly, 9,000 shares owned indirectly as custodian for his children’s UGMA accounts, options exercisable within 60 days of March 7, 2013 to purchase 50,000 shares, 37,500 shares of restricted stock, and 2,104,000 shares over which he has sole voting power but does not have record ownership.  In order to consolidate voting authority among family members and for voting expediency, Thomas Ansley and Mark Ansley, father and brother of T. Michael Ansley, respectively, entered into an Amended and Restated Voting Agreement granting T. Michael Ansley proxy authority to vote their shares, in his sole discretion.   As result, T. Michael Ansley, will be able to exert significant voting influence over fundamental and significant corporate matters and transactions.  He may have significant influence over a decision to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests.  Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

Since We Do Not Expect to Pay Any Dividends For the Foreseeable Future, Holders of Our Common Stock May Be Forced to Sell Their Stock in Order to Obtain a Return on Their Investment

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.  Instead, we plan to reinvest any earnings to finance our restaurant operations and growth plans.  Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only likely way to realize any return on their investment.  As a result, investors seeking cash dividends should not purchase our common stock.

Possible Issuance of Additional Shares Without Stockholder Approval Could Dilute Stockholders

As of March 27, 2013, we have an aggregate of 19,019,525 shares of common stock outstanding and 80,980,475 shares of common stock authorized but unissued.  We also have 10,000,000 shares of authorized, but unissued, preferred stock.  Our Board has the authority to issue any or all of the shares of preferred stock, including the authority to establish one or more series, and to fix the powers, preferences, rights, and limitations of such class or series, without seeking stockholder approval.  If any such shares are issued in the future, they would further dilute the percentage ownership of our common stock held by our stockholders.

Our Initial Application to List Our Common Stock on the NASDAQ Stock Market May Not Be Approved and Even if it is Approved, There is No Guarantee That We Will Be Able to Maintain Our Listing on NASDAQ

Our common stock is currently traded on the OTCQB, but we have applied to have our common stock listed on the NASDAQ Capital Market.  There is no guarantee that NASDAQ will approve our initial listing application or that we will be able to remedy any problems identified by NASDAQ that would prevent our listing.  Additionally, even if we are listed on the NASDAQ Capital Market, we will be required to comply with certain quantitative and qualitative continued listing requirements, including a minimum bid price and corporate governance requirements.  If we fail to meet these continued listing requirements, we may receive notification from NASDAQ of such failure, which must be publicly filed, and we could eventually be delisted from the NASDAQ Capital Market.

We Incur Significant Costs as a Result of Operating as a Public Company, and Our Management is Required to Devote Substantial Time to Compliance Initiatives

As a public company, we incur significant legal, accounting, and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and NASDAQ, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our team members devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations result in increased legal and financial compliance costs and make some activities more time consuming and costly. If we fail to comply, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities, which would entail expenditure of additional financial and management resources.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that terminates on May 31, 2014, with two options to extend the lease for a period of two years each. As of December 30, 2012, we operated 44 Company-owned restaurants, 41 of which are leased properties. The majority of our leases are for 10- and 15-year terms, generally including options to extend the terms. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own the underlying land for our Brandon, Florida BWW restaurant, our Clinton Township, Michigan BWW restaurant, and our Cascade Township (Grand Rapids, Michigan) Bagger Dave’s restaurant. Our Berkley, Michigan Bagger Dave's restaurant is rented from a related party as is the property we intend to use for our Detroit Bagger Dave’s restaurant. We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of the date of this report, we operate restaurant properties for 25 locations in Michigan, 10 locations in Florida, five locations in Indiana, four locations in Illinois.   Our BWW restaurants range in size from 5,300 square feet to 13,500 square feet and our Bagger Dave’s restaurants range in size from 3,800 square feet to 4,900 square feet.  The majority of our restaurants are located in end cap positions in strip malls, with a few being inline; 13 of our restaurants are situated in a stand-alone building.

ITEM 3.        LEGAL PROCEEDINGS

Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on the OTCQB under the symbol "DFRH". Our stock was granted a trading symbol on October 6, 2008.  We have applied to have our shares of common stock approved for listing on the NASDAQ Capital Market under the symbol “BAGR”.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 30, 2012 and December 25, 2011 as reported by the OTCQB:

	2012		2011
	High	Low	High	Low
First Quarter	$4.90	$3.00	$5.25	$4.00
Second Quarter	5.00	3.10	5.25	0.40
Third Quarter	5.00	3.75	5.00	1.10
Fourth Quarter	5.00	3.50	4.90	3.35

Trading during the above periods was very limited and sporadic. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions.

Holders

As of March 27, 2013, there were approximately 382 record holders of 19,019,525 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on the information we obtained from our transfer agent, Fidelity Transfer Company, 8915 S. 700 E, Suite 102, Sandy, Utah 84070, there were approximately 83 holders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts as of March 27, 2013.

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

Equity Compensation Plan Information

The following table sets forth information, as of December 30, 2012, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders 1		$	N/A	674,300

Equity compensation plans not approved by security holders 2	354,000		$2.50	N/A

1 In 2011, our Board of Directors and Stockholders approved the Stock Incentive Plan of 2011 (the “2011 Incentive Plan”) authorizing the grant of equity-based incentives to employees.  The 2011 Incentive Plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.

2 On July 31, 2007 and July 31, 2010, the Company granted options for the purchase of 150,000 and 210,000 shares of common stock, respectively, to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. Once vested, the options can be exercised at a price of $2.50 per share.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company” or “we”) is a fast-growing, multi-concept restaurant company operating two complementary concepts: Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® (“BWW”). As the developer, operator and franchisor of Bagger Dave’s and one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and BWW are uniquely positioned restaurant brands designed to maximize guest appeal.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. As of the date of this report, we have 45 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of those restaurants, 44 are corporate owned and one is franchised by a third party.

Our Growth Strategies and Outlook

Our growth strategy is comprised of the following key components:

•	pursue disciplined restaurant growth;

•	deliver consistent comparable restaurant sales growth through providing high quality food and service; and

•	leverage our infrastructure to enhance our profitability

We have an established growth pipeline and a disciplined strategy for opening new restaurants that includes aggressive new unit development for Bagger Dave’s and the fulfillment of our current franchise agreement with BWLD by opening an additional 14 restaurants in our current markets.  We believe our greatest growth opportunity is in the development of the Bagger Dave’s footprint throughout the Midwest and our priority will be to open corporate-owned locations in markets where we have existing infrastructure.  We opened eight corporate-owned Bagger Dave’s and DRH-owned BWW restaurants and a franchisee opened one franchised Bagger Dave’s location in 2012.  We also acquired eight existing BWW locations in 2012. Over the next five years, we expect to open 35 to 45 new corporate-owned Bagger Dave’s restaurants and 14 new DRH-owned BWW restaurants (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, ticket times, guest satisfaction, hourly compensation costs, and food, beverage, and packaging costs.

We also use the following key performance indicators in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales. We consider a restaurant to be comparable following the eighteenth month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales can also reflect changes in guest count trends and changes in average check.

•
Restaurant-Level EBITDA Margin.  Restaurant-level EBITDA margin is restaurant-level income from operations before depreciation, amortization, interest, and taxes as a percentage of our revenues.  By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our Company.  We also use this to help measure the effectiveness of our restaurant management teams.  Primary components controllable by our restaurant team members are food, beverage, and packaging cost variances (waste), hourly compensation costs, and other controllable operating expenses, such as kitchen and cleaning supplies.

Restaurant Openings

The following table outlines the restaurant unit information for the end of each fiscal year from 2007 through 2012. “Total company-owned restaurants” reflects the number of restaurants owned and operated by DRH for each year. From our inception in 2006, we managed, but did not own, nine BWW restaurants that we subsequently acquired in February 2010.  Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting for an acquisition of entities under common control.

	2012	2011	2010	2009	2008	2007
Beginning of year - corporate owned	28	22	9	8	2	-

Beginning of year - acquisitions / affiliate restaurants under common control	-	-	9	9	9	9
Summary of restaurants open at the beginning of year	28	22	18	17	11	9
Openings	8	6	4	1	6	2
Acquisitions	8	-	-	-	-	-
Closures	-	-	-	-	-	-

Total company owned restaurants	44	28	22	18	17	11
Franchised restaurants	1	-	-	-	-	-
Total number of restaurants	45	28	22	18	17	11

Our Fiscal Year

We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year, when the fourth quarter has 14 weeks.  Our 2011 fiscal year consisted of 52 weeks.  The 2012 fiscal year consisted of 53 weeks.

Key Financial Definitions

Revenue. Revenue primarily consists of food and beverage sales, merchandise sales, such as the BWW sauce, and franchise royalties and fees. Revenue is presented net of discounts, such as management and team member meals, associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate, and comparable restaurant sales growth.

Food, Beverage, and Packaging Costs. Food, beverage, and packaging costs consist primarily of food, beverage, packaging, and merchandise-related costs. The components of food, beverage, and packaging costs are variable in nature, change with sales volume, and are subject to increases or decreases based on fluctuations in commodity costs.

Compensation Costs.  Compensation costs include restaurant management salaries, front- and back-of-house hourly wages, and restaurant-level manager bonuses, team member benefits, and payroll taxes.

Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances, and the adjustment to straight-line rent. These expenses are generally fixed, but a portion may vary with an increase in sales if the lease contains a percentage rent provision.

Other Operating Costs. Other operating costs consist primarily of restaurant-related operating costs, such as supplies, utilities, repairs and maintenance, travel cost, insurance, credit card fees, recruiting, and security. These costs generally increase with sales volume but decline as a percentage of revenue.  For DRH-owned BWW restaurants, this expense category also includes franchise royalty and national advertising fund expense.

General and Administrative Expenses.  General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation costs (including stock-based compensation) and benefits, marketing and advertising expenses, travel, legal and professional fees, information systems, corporate office rent, and other related corporate costs. As a public company, we expect our stock-based compensation expense to increase.

Restaurant Pre-Opening Expenses.  Restaurant pre-opening expenses consist of expenses incurred before opening a restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, team member payroll, and related training costs for new team members. Restaurant pre-opening expenses also include rent recorded during the period between date of possession and the restaurant opening date.

Depreciation and Amortization.   Depreciation and amortization principally include depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.

Interest Expense.  Interest expense consists primarily of interest on our outstanding indebtedness and the amortization of our debt issuance costs, reduced by capitalized interest.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal year ended December 30, 2012 and December 25, 2011, with each line item in dollars and as a percentage of revenue.

	Year over Year Results				Results as % of Revenue
	Year Ended	Year Ended			Year Ended	Year Ended
	December 30	December 25	Difference	Difference	December 30	December 25	Difference
	2012	2011	$	%	2012	2011	%

Food and beverage sales	$77,435,684	$60,657,475	$16,778,209	27.7%	100.0%	99.9%	0.1%
Franchise royalties and fees	11,524	50,000	(38,476)	-77.0%	0.0%	0.1%	-0.1%
Total revenue	77,447,208	60,707,475	16,739,733	27.6%	100.0%	100.0%	0.0%

Operating expenses
Food, beverage, and packaging costs	24,117,399	17,486,880	6,630,519	37.9%	31.1%	28.8%	2.3%
Compensation costs	19,448,210	15,226,145	4,222,065	27.7%	25.1%	25.1%	0.0%
Occupancy	4,289,966	3,291,339	998,627	30.3%	5.5%	5.4%	0.1%
Other operating costs	15,008,171	11,854,581	3,153,590	26.6%	19.4%	19.5%	-0.1%
General and administrative expenses	6,585,908	5,023,212	1,562,696	31.1%	8.5%	8.3%	0.2%
Pre-opening costs	1,792,168	714,330	1,077,838	150.9%	2.3%	1.2%	1.1%
Depreciation and amortization	4,587,310	3,479,360	1,107,950	31.8%	5.9%	5.7%	0.2%
Loss on disposal of property and equipment	36,833	31,465	5,368	17.1%	0.0%	0.1%	0.0%
Total operating expenses	75,865,965	57,107,312	18,758,653	32.8%	98.0%	94.1%	3.9%

Operating profit	1,581,243	3,600,163	(2,018,920)	-56.1%	2.0%	5.9%	-3.9%

Change in fair value of derivative instruments	(43,361)	(246,818)	203,457	-82.4%	-0.1%	-0.4%	0.4%
Interest expense	(1,282,991)	(1,137,725)	(145,266)	12.8%	-1.7%	-1.9%	0.2%
Other income, net	20,081	366,497	(346,416)	-94.5%	0.0%	0.6%	-0.6%

Income before income taxes	274,972	2,582,117	(2,307,145)	-89.4%	0.4%	4.3%	-3.9%

Income tax provision (benefit)	(167)	586,086	(586,253)	-100.0%	0.0%	1.0%	-1.0%

Net income	275,139	1,996,031	(1,702,892)	-86.2%	0.4%	3.3%	-2.9%

Less: (Income) attributable to noncontrolling interest	(95,040)	(153,845)	58,805	-38.2%	-0.1%	-0.3%	0.1%

Net income attributable to DRH	$180,099	$1,842,186	$(1,662,087)	-90.2%	0.2%	3.0%	-2.8%

FISCAL YEAR 2012 COMPARED WITH FISCAL YEAR 2011

Revenue

Total revenue for Fiscal Year 2012 was $77.4 million, an increase of $16.7 million, or 27.6%, over revenue generated during Fiscal Year 2011.  The increase was attributable to $6.7 million from newer stores not meeting the criteria for same-store-sales, eight of which opened in 2012 (five Bagger Dave’s restaurants and three BWW restaurants), $4.1 million in sales from the acquisition of eight BWW locations in late September, and $5.9 million from same-store-sales growth (including the additional week).  Excluding the additional week for comparison, same-store-sales were up 7.6% for fiscal year 2012.  Same-store-sales are defined as the year-over-year change in restaurant sales and are only applicable for restaurants that have operated for at least eighteen months.

Operating Expenses

Food, beverage, and packaging costs increased by $6.6 million, or 37.9%, to $24.1 million in Fiscal Year 2012 from $17.5 million in Fiscal Year 2011 as a result of the increase in the number of restaurants and inflationary factors.  Food, beverage, and packaging cost as a percentage of sales increased to 31.1% in Fiscal Year 2012 from 28.8% in Fiscal Year 2011 primarily due to higher bone-in chicken wing costs and a lower wing-per-pound yield.  Average cost per pound for bone-in chicken wings increased 62.8% to $1.97 in Fiscal Year 2012 from $1.21 in Fiscal Year 2011.

Compensation costs increased by $4.2 million, or 27.7%, to $19.4 million in Fiscal Year 2012 from $15.2 million in Fiscal Year 2011.  The increase was primarily due to the increase in staffing required for the 16 new restaurants.  Compensation costs as a percentage of sales have stayed consistent at 25.1% for Fiscal Year 2012 and Fiscal Year 2011 primarily due to the strong regulation of hours and labor cost at the store level.

Occupancy cost increased by $1.0 million, or 30.3%, to $4.3 million in Fiscal Year 2012 from $3.3 million in Fiscal Year 2011 primarily due to the increase in the number of restaurants.  Occupancy cost as a percentage of sales increased slightly to 5.6% in Fiscal Year 2012 from 5.4% in Fiscal Year 2011.

Other operating costs increased by $3.2 million, or 26.6%, to $15.0 million in Fiscal Year 2012 from $11.9 million in Fiscal Year 2011 primarily due to the increase in the number of restaurants.  Other operating costs as a percentage of sales decreased slightly to 19.4% in Fiscal Year 2012 from 19.5% in Fiscal Year 2011.  Excluding non-recurring acquisition-related costs, other operating costs as a percentage of sales was approximately 18.9%.

General and administrative expenses increased by $1.6 million, up 31.1%, to $6.6 million in Fiscal Year 2012 from $5.0 million in Fiscal Year 2011 due to increased marketing and advertising costs demanded by the increase in the number of new restaurants, enhancements to the corporate staff to support the Company’s growth plans, and non-recurring costs, most of which are related to the acquisition of eight BWW restaurants in September of 2012.  General and administrative cost as a percentage of sales increased to 8.5% in Fiscal Year 2012 from 8.3% in Fiscal Year 2011.  Excluding non-recurring costs, general and administrative cost as a percentage of sales was approximately 8.4% in Fiscal Year 2012.

Pre-opening costs increased by $1.1 million, or 150.9%, to $1.8 million in Fiscal Year 2012 from $0.7 million in Fiscal Year 2011. The increase in pre-opening costs was due to the timing and costs to open new restaurants during Fiscal Year 2012.  The Company had eight new store openings in Fiscal Year 2012 versus six store openings in Fiscal Year 2011. As a percentage of sales, pre-opening costs increased to 2.3% in Fiscal Year 2012 from 1.2% in Fiscal Year 2011.  The increase in percent of sales is a consequence of the increased number of new restaurant openings and an increased average pre-opening cost per restaurant primarily due to our Detroit, Michigan BWW location which, at 13,500 square-feet, is currently the nation’s largest BWW.

Depreciation and amortization increased by $1.1 million, or 31.8%, to $4.6 million in Fiscal Year 2012 from $3.5 million in Fiscal Year 2011 primarily due to the increase in the number of restaurants. Depreciation and amortization as a percentage of sales increased slightly to 5.9% in Fiscal Year 2012 from 5.7% in Fiscal Year 2011.

Loss on disposal of property and equipment increased by $5,368, or 17.1%, to $36,833 in Fiscal Year 2012 from $31,465 in Fiscal Year 2011.  The increase was primarily due to the Fiscal Year 2012 voluntary renovations, which resulted in the disposal of assets that were not yet fully depreciated.  Loss on disposal of property and equipment as a percentage of sales remained consistent in Fiscal Year 2012 compared to Fiscal Year 2011.

Interest and Taxes

Interest expense was $1.3 million and $1.1 million during the years ended December 30, 2012 and December 25, 2011, respectively. In conjunction with our term loan from RBS in April 2012 and in September 2012, we paid off substantially all existing debt by refinancing it at a lower interest rate.  Interest expense increased due to an increase in debt, offset by the refinancing of our existing debt at a lower rate.

In fiscal year 2012, we booked an income tax benefit of $167 compared with fiscal year 2011, when we booked an income tax provision of $586,086.    The decrease in the provision was primarily due to the decrease in our pretax income and the generation of tax credits without regard to income.

Net Income

As a result of the above-mentioned, net income attributable to DRH decreased by $1.6 million, or 90.2%, to $180,099 from $1.8 million.

LIQUIDITY

Our principal sources of cash are net cash provided by operations and our $48.0 million credit facility entered into on September 25, 2012.  We funded up to 80.0% of the construction and start-up costs of new Bagger Dave’s and DRH-owned BWW restaurants with our development line of credit in 2012.  We met all remaining capital requirements from operational cash flow.   We believe that the cash flow from operations and the proceeds from our currently pending registered offering will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.  To provide additional certainty that our liquidity requirements will be met, we have secured a $1.0 million working capital line of credit for working capital with RBS.

On September 25, 2012, the Company entered into a new senior secured credit facility which consists of a $37.0 million term loan, a $10.0 million development line of credit, and a $1.0 million revolving line of credit (the “September 2012 Credit Facility”).  The term loan is for a term of five years.  Payments of principal shall be based upon an 84-month straight-line amortization schedule, and the interest rate is one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7% depending on the lease adjusted leverage ratio defined in the terms of the loan agreement.  We used approximately $14.7 million of the term loan to complete the acquisition of the Indiana and Illinois Entities, approximately $2.5 million to purchase the Ansley Group, LLC membership interests, and approximately $15.2 million to repay the Company’s previous term loan and used approximately $3.3 million to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.  We used the remaining balance of the term loan to pay the fees and expenses associated with the above acquisitions and the September 2012 Credit Facility.  Our September 2012 Credit Facility has debt covenants that have to be met on a quarterly basis.

CAPITAL RESOURCES

Long-Term Capital Requirements

Our capital requirements are primarily dependent upon the pace of our new restaurant growth plan.  Our new restaurant growth plan is primarily dependent upon economic conditions, the real estate market, and resources to both develop and operate new restaurants.  In addition to new restaurants, our capital expenditure outlays are also dependent on costs for maintenance, facility upgrades, capacity enhancements, information technology, and other general corporate capital expenditures.

Capital required to open a new restaurant is dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the real estate market in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect that the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment (including pre-opening expenses) of $950,000 to $1.2 million. Similarly, we expect that the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment (including pre-opening expenses) of $1.3 million to $1.6 million.  We expect to spend approximately $150,000 to $200,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction needs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment, excluding real estate investment (which includes land and building), of less than four years.  Our current restaurant return ranges between two and a half and four years for our Bagger Dave’s and DRH-owned BWW restaurants.  The expected payback is primarily subject to how quickly we reach our target sales volume and the cost of construction.  Real estate purchases and building costs are excluded from our expected return since the majority of our restaurants are leased and purchased real estate is not a part of our core operations.  We separate the analysis and decisions on real estate projects from new restaurant projects, despite the fact that we have no plans for real estate projects without an associated new restaurant opening.

Total capital expenditures for fiscal year 2012 were approximately $15.7 million, of which $14.5 million was for new construction, $700,000 was for real estate, and $500,000 was for upgrades to existing restaurants.

For 2013, we estimate capital expenditures to range between $22.5 million and $26.0 million, net of agreed-upon tenant incentives and including approximately $1.8 million to $2.1 million of restaurant pre-opening expenses.  Estimated allocations of these capital expenditure projections are $8.0 million to $9.5 million for the opening of seven to eight new Bagger Dave’s, $5.5 million to $6.5 million for the opening of three to four new DRH-owned BWW, $3.0 million to $3.5 million for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings and $4.2 million to $4.4 million for restaurant remodels, upgrades, relocations, and general corporate purposes.

Opening new restaurants, including real estate investments, is our primary use of capital, and is estimated to be over 80.0% of our capital expenditures in 2013.  Our 2013 new restaurant development plan currently includes the following locations, where we have either entered into a lease agreement or purchased real estate.  Some of these locations are currently under construction.

•	Sault Ste. Marie, Michigan (DRH-owned BWW) – scheduled to open in Q2 2013

•	Lapeer, Michigan (DRH-owned BWW) – scheduled to open in Q2 2013

•	Grand Rapids, Michigan (Bagger Dave’s) – scheduled to open in Q2 2013

•	Avon, Indiana (Bagger Dave’s) – scheduled to open in Q2 2013

•	Detroit, Michigan (Bagger Dave’s) – scheduled to open in Q3 2013

In addition to the five locations listed above, we plan to open at least five new Bagger Dave’s and DRH-owned BWW locations in Michigan and Indiana in 2013.

Short-Term Capital Requirements

Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital.  Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables.  We have secured a $1.0 million working capital line of credit with RBS to cover any working capital constraints.

Mandatory Upgrades

There were no mandatory remodels for our DRH-owned BWW locations in Fiscal Year 2012.  We have one mandatory remodel of an existing DRH-owned BWW restaurant in 2013 which we intend to fund with cash from operations.

Discretionary Upgrades

In Fiscal Year 2012, we invested additional capital to provide minor upgrades to a number of its existing locations. These improvements primarily consisted of audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades.  As a part of our overall strategy, we will continue to invest in discretionary upgrades in our restaurants in 2013.  These upgrades, in 2013, are comprised of audio/visual equipment upgrades, new signage, kitchen equipment upgrades, and general corporate needs including technology upgrades and a potential corporate office relocation.  In addition, we may choose to leverage lease expirations to relocate current restaurants to new locations which we believe would increase guest traffic and promote additional sales growth.

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an area development agreement with BWLD to open 23 BWW restaurants by October 1, 2016 within the designated “development territory,” as defined by the agreement.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory.  On December 10, 2008, DRH, through its wholly-owned subsidiary, AMC Wings, Inc., entered into an amendment to the area development agreement with BWLD.  The amended area development agreement expanded our exclusive franchise territory in Michigan and extended, by one year, the time frame for completion of our obligations under the initial terms of the area development agreement.  The amended area development agreement included the right to develop an additional nine BWW restaurants, which increased the total number of BWW restaurants we have a right to develop, per the amended area development agreement, to 32.  We have until November 1, 2017 to complete our development obligations under the amended area development agreement.  As of December 30, 2012, 19 of these restaurants had been opened for business under the amended area development agreement and 13 have yet to be developed.  Assuming that we fulfill our obligations under the amended area development agreement to open these 13 restaurants, we expect our total BWW restaurant count to be 47 by 2017, consisting of six restaurants opened prior to the area development agreement; nine restaurants acquired in September 2012 (which included eight existing restaurants and the right to develop a ninth); and 32 restaurants developed under the area development agreement as amended.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests.  The impact of inflation on food, labor, energy, and occupancy costs can significantly affect the profitability of our restaurant operations.

All of our restaurant staff members are paid hourly rates related to the federal minimum wage.  In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in two phases, beginning in fiscal 2007 and concluding in fiscal 2009.  In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2010.  Certain operating costs, such as taxes, insurance, and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility.  In addition, macroeconomic conditions could make additional menu price increases imprudent.  There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.  A majority of the leases for our restaurants provide for contingent rent obligations based on a percentage of revenue.  As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants.  There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We consolidate all variable interest entities (“VIE”) where we are the primary beneficiary.  For VIE, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  Prior to our acquisition of 100.0% of its membership interests on September 25, 2012, we consolidated Ansley Group, LLC because we leased and maintained substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guaranteed all of its debt.  See Note 2 to the accompanying notes to the consolidated financial statements for more details.

Property and Equipment

Property and equipment are recorded at cost. Major improvements and renewals are capitalized.  Land is not depreciated.  Buildings are depreciated using the straight-line method over the estimated useful life, which is typically 39 years.  Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets, which is typically 5 to 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

The Company reviews property and equipment, along with other long-lived assets, subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred. During the years ended December 30, 2012 and December 25, 2011, there were no impairments recorded.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable leases, and loan fees and are amortized to operating expense on a straight-line basis over the term of the related underlying agreements or to approximate the effective interest method based on the following:

Franchise fees	10	-	20 years
Trademarks		15 years
Non-compete agreements		3 years
Favorable and unfavorable leases	lease term (7 - 16 years)
Loan fees	loan term (5 – 7 years)

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year end) to determine whether carrying values have been impaired. During the periods ended December 30, 2012 and December 25, 2011, respectively, no impairments relating to intangible assets were recognized.

Goodwill

Goodwill represents expected synergies from the merger of operations and intangibles assets that do not qualify for separate recognition. Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Measurement of goodwill at initial recognition is described in Note 2.  Goodwill is subject to an annual impairment analysis, where it is subsequently measured at cost less accumulated impairment losses.

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry, or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed.

The quantitative portion of the impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. All goodwill was considered recoverable as of December 30, 2012 based on our qualitative analysis.

Interest Rate Swap Agreements

We utilize interest rate swap agreements with a bank to fix interest rates on a portion of our portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  We do not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

Prior to the debt restructure on April 2, 2012, the Company’s interest rate swap agreements did not qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The interest rate swap agreements in effect at December 30, 2012 do qualify for hedge accounting. For interest rate swap agreements that qualify for hedge accounting, the Company records the change in the fair value of the swap agreement as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to financial market risks in 2012.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included at pages F-1 through F-21 of this Annual Report and are incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 30, 2012, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 30, 2012.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2012. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2012. Refer to page F-3 for management's report.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2013 (the “Proxy Statement”).

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Reports of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets — December 30, 2012 and December 25, 2011

•	Consolidated Statements of Operations

•	Consolidated Statement of Stockholders' Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

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

2.2
Brandon Property Purchase and Sale Agreement dated March 25, 2010 between our subsidiary, MCA Enterprises, Brandon, Inc. and Florida Wings Group, LLC (incorporated by reference to Exhibit 10 of our Form 8-K filed June 30, 2010)

2.3	Purchase Agreement dated July 13, 2012 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed September 28, 2012)

3.1	Certificate of Incorporation (filed as an exhibit to the Company’s registration statement on Form SB-2 (SEC File Number 333-145316), as filed on August 10, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed August 29, 2012)

3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed October 31, 2012)

4.1	Specimen Stock Certificate (filed as an exhibit to the Company’s registration statement on Form SB-2 (SEC File Number 333-145316), as filed on August 10, 2007, and incorporated herein by reference)

9.1	Amended and Restated Stockholder Voting Agreement incorporated by reference to Exhibit 1 to the Schedule 13D Amendment No. 1 filed by T. Michael Ansley on March 11, 2013.

10.1
Buffalo Wild Wings Franchise Agreement dated July 29, 2010, by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed November 12, 2010)

10.2
Renewal Addendum to Buffalo Wild Wings Franchise Agreement dated July 29, 2010, by and between Buffalo Wild Wings International, Inc. and Anker, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit10.2 of our Form 10-Q filed November 12, 2010)

10.3
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed November 12, 2010)

10.4
Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed November 12, 2010)

10.5	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.6	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.7
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Traverse City, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.1 of our Form 8-K filed September 10, 2010)

10.8
Buffalo Wild Wings Franchise Agreement dated September 7, 2010, by and between Buffalo Wild Wings International, Inc. and AMC Lakeland, Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.2 of our Form 8-K filed September 10, 2010)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 5, 2010)

10.10	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to Exhibit 10.12 of our Form 10-Q filed November 12, 2010)

10.11
Real Estate Loan Agreement dated June 23, 2010 between our subsidiary, MCA Enterprises Brandon, Inc., and Bank of America N.A. (incorporated by reference to Exhibit 10.1 of our Form 10-Q filed August 10, 2010)

10.12
Buffalo Wild Wings Franchise Agreement dated June 3, 2010 between our subsidiary, AMC Ft. Myers, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed August 10, 2010)

10.13
Buffalo Wild Wings Retail Center Lease dated December 7, 2009 between our subsidiary, AMC Marquette, Inc., and Centrup Hospitality, LLC (incorporated by reference to Exhibit 10 of our Form 8-K filed December 11, 2009)

10.14
Buffalo Wild Wings Retail Center Lease dated December 2, 2009 between our subsidiary, AMC Chesterfield, Inc., and Chesterfield Development Company, LLC (incorporated by reference to Exhibit 10 of our Form 8-K filed December 7, 2009)

10.15
Buffalo Wild Wings Franchise Agreement dated October 20, 2009 between our subsidiary, AMC Marquette, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 26, 2009)

10.16
Buffalo Wild Wings Franchise Agreement dated October 20, 2009 between our subsidiary, AMC Chesterfield, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.2 of our Form 8-K filed October 26, 2009)

10.17
Master Lease Agreement dated September 9, 2009 between our subsidiary, Troy Burgers, Inc., and Novi Town Center Investors, LLC (incorporated by reference to Exhibit 10 of our Form 8-K filed September 10, 2009)

10.18
Master Lease Agreement dated February 12, 2009 between our subsidiary, AMC Flint, Inc., and CoActiv Capital Partners, Inc. (incorporated by reference to Exhibit 10 of our Form 8-K filed February 17, 2009)

10.19
Buffalo Wild Wings Amendment to Area Development Agreement dated December 10, 2008 between our subsidiary, AMC Wings, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 15, 2008)

10.20
Buffalo Wild Wings Franchise Agreement dated July 1, 2008 between our subsidiary, AMC Port Huron, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10 of our Form 8-K filed July 8, 2008)

10.21
Buffalo Wild Wings Franchise Agreement dated July 1, 2008 between our subsidiary, AMC Flint, Inc., and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10 of our Form 8-K filed July 8, 2008)

10.22
Retail Center Lease dated June 30, 2008 between our subsidiary, AMC Port Huron, Inc., and Port Builders, Inc., Walter Sparling and Mary L. Sparling (incorporated by reference to Exhibit 10 of our Form 8-K filed July 7, 2008)

10.23	Retail Center Lease dated June 30, 2008 between our subsidiary, AMC Flint, Inc., and Ramco-Gershenson Properties, L.P. (incorporated by reference to Exhibit 10 of our Form 8-K filed July 7, 2008)

10.24
Form of Stock Option Agreement, dated July 30, 2007, entered into by and between the Company and Directors Gregory Stevens, T. Michael Ansley, Jay Alan Dusenberry, Jason T. Curtis and David Ligotti (incorporated by reference to Exhibit 10.24 of our Form 10-K filed March 26, 2010)

10.25	Consulting Agreement between the Company and P. Freidman & Associates dated March 15, 2011 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed May 16, 2011)

10.26
Buffalo Wild Wings Franchise Agreement dated March 25, 2011, by and between Buffalo Wild Wings International, Inc. and AMC Sarasota Inc., a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 30, 2011)

10.27	$48M Senior Secured Credit Facility with RBS Citizens, N.A., dated September 25, 2012 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed September 28, 2012)

10.28	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)

10.29	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)

21.1	Subsidiaries of Diversified Restaurant Holdings, Inc.

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Document
†101.DEF	XBRL Taxonomy Extension Definition Document
†101.LAB	XBRL Taxonomy Extension Labels Document
†101.PRE	XBRL Taxonomy Extension Presentation Document

† In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K shall be deemed to be furnished” and not “filed”

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director
Chairman of the Board, and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ T. Michael Ansley	Dated: April 1, 2013
T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer

/s/ David G. Burke	Dated: April 1, 2013
David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer, and Principal Accounting Officer

/s/ Jason T. Curtis	Dated: April 1, 2013
Jason T. Curtis Chief Operating Officer

/s/ Jay Alan Dusenberry	Dated: April 1, 2013
Jay Alan Dusenberry Secretary, Director

/s/ David Ligotti	Dated: April 1, 2013
David Ligotti Director

/s/ Gregory J. Stevens	Dated: April 1, 2013
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated: April 1, 2013
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated: April 1, 2013
Philip Friedman Director

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diversified Restaurant Holdings, Inc. and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 30, 2012 and December 25, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries at December 30, 2012 and December 25, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Troy, Michigan
April 1, 2013

April 1, 2013

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 30, 2012, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

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

Diversified Restaurant Holdings, Inc.

/s/ T. Michael Ansley
T. Michael Ansley

Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ David G. Burke
David G. Burke

Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30 2012	December 25 2011
ASSETS
Current assets
Cash and cash equivalents	$2,700,328	$1,537,497
Accounts receivable	248,403	20,497
Inventory	809,084	601,765
Prepaid assets	447,429	207,608
Total current assets	4,205,244	2,367,367

Deferred income taxes	846,746	272,332
Property and equipment, net - restricted assets of VIE	-	1,457,770
Property and equipment, net	40,286,490	22,064,544
Intangible assets, net	2,509,337	1,113,997
Goodwill	8,578,776	-
Other long-term assets	118,145	74,389

Total assets	$56,544,738	$27,350,399

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,952,017	$1,682,462
Accrued compensation	1,647,075	760,548
Other accrued liabilities	1,013,369	649,784
Current portion of long-term debt (including VIE debt of $0 and $89,414, respectively)	6,095,684	2,967,135
Current portion of deferred rent	226,106	180,480
Total current liabilities	12,934,251	6,240,409

Deferred rent, less current portion	2,274,753	1,750,017
Unfavorable operating leases	849,478	-
Other liabilities - interest rate swaps	430,751	613,999
Long-term debt, less current portion (including VIE debt of $0 and $1,162,377, respectively)	38,551,601	16,841,355
Total liabilities	$55,040,834	$25,445,780

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized, 18,951,700 and 18,936,400 shares, respectively, issued and outstanding	1,888	1,888
Additional paid-in capital	2,991,526	2,771,077
Accumulated other comprehensive loss	(284,294)	-
Retained earnings (accumulated deficit)	(1,205,216)	(1,253,831)
Total DRH stockholders' equity	1,503,904	1,519,134

Noncontrolling interest in VIE	-	385,485

Total stockholders' equity	1,503,904	1,904,619

Total liabilities and stockholders' equity	$56,544,738	$27,350,399
 See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 30	December 25
	2012	2011
Revenue
Food and beverage sales	$77,435,684	$60,657,475
Franchise royalties and fees	11,524	50,000
Total revenue	77,447,208	60,707,475

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	24,117,399	17,486,880
Compensation costs	19,448,210	15,226,145
Occupancy	4,289,966	3,291,339
Other operating costs	15,008,171	11,854,581
General and administrative expenses	6,585,908	5,023,212
Pre-opening costs	1,792,168	714,330
Depreciation and amortization	4,587,310	3,479,360
Loss on disposal of property and equipment	36,833	31,465
Total operating expenses	75,865,965	57,107,312

Operating profit	1,581,243	3,600,163

Change in fair value of derivative instruments	(43,361)	(246,818)
Interest expense	(1,282,991)	(1,137,725)
Other income, net	20,081	366,497

Income before income taxes	274,972	2,582,117

Income tax provision (benefit)	(167)	586,086

Net income	$275,139	$1,996,031

Less: (Income) attributable to noncontrolling interest	$(95,040)	$(153,845)

Net income attributable to DRH	$180,099	$1,842,186

Basic earnings per share	$0.01	$0.10
Fully diluted earnings per share	$0.01	$0.10

Weighted-average number of common shares outstanding
Basic	18,949,556	18,902,782
Diluted	19,091,849	19,055,500

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	December 30	December 25
	2012	2011

Net income	$275,139	$1,996,031

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $146,457	(284,294)	-

Comprehensive income (loss)	(9,155)	1,996,031

Less: Comprehensive (income) attributable to noncontrolling interest	(95,040)	(153,845)

Comprehensive income (loss) attributable to DRH	$(104,195)	$1,842,186

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Interest	Equity (Deficit)

Balances - December 26, 2010	18,876,000	$1,888	$2,631,304	$-	$(3,096,017)	$338,640	$(124,185)

Issuance of restricted shares	60,400	-	-	-	-	-	-

Share-based compensation	-	-	139,773	-	-	-	139,773

Net income	-	-	-	-	1,842,186	153,845	1,996,031

Distributions from noncontrolling interest	-	-	-	-	-	(107,000)	(107,000)

Balances - December 25, 2011	18,936,400	1,888	2,771,077	-	(1,253,831)	385,485	1,904,619

Issuance of restricted shares	28,800	-	-	-	-	-	-

Forfeitures of restricted shares	(13,500)	-	-	-	-	-	-

Share-based compensation	-	-	220,449	-	-	-	220,449

Other comprehensive loss	-	-	-	(284,294)	-	-	(284,294)

Net income	-	-	-	-	180,099	95,040	275,139

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Elimination of noncontrolling interest	-	-	-	-	440,525	(440,525)	-

Cash paid in excess of book value of noncontrolling interest, net of taxes	-	-	-	-	(572,009)	-	(572,009)

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$-	$1,503,904

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 30	December 25
	2012	2011
Cash flows from operating activities
Net income	$275,139	$1,996,031
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,587,310	3,479,360
Write off of loan fees	141,329	-
Loss on disposal of property and equipment	36,833	31,465
Share-based compensation	220,449	139,773
Change in fair value of derivative instruments	43,361	246,818
Deferred income taxes	(133,287)	335,412
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(227,906)	(20,497)
Inventory	(141,547)	(262,706)
Prepaid assets	(210,434)	2,100
Other current assets	-	43,348
Intangible assets	(1,044,899)	(215,562)
Other long-term assets	(43,756)	5,710
Accounts payable	2,269,555	294,065
Accrued liabilities	1,250,112	321,220
Deferred rent	570,362	180,479
Net cash provided by operating activities	7,592,621	6,577,016

Cash flows from investing activities
Purchases of property and equipment	(15,675,329)	(8,215,522)
Acquisition of business, net of cash acquired	(14,686,575)	-
Cash paid in excess of book value of noncontrolling interest	(866,681)	-
Net cash used in investing activities	(31,228,585)	(8,215,522)

Cash flows from financing activities
Proceeds from issuance of long-term debt	63,521,824	4,181,373
Repayments of long-term debt	(38,683,029)	(2,256,751)
Distributions from non-controlling interest	(40,000)	(107,000)
Net cash provided by financing activities	24,798,795	1,817,622

Net increase in cash and cash equivalents	1,162,831	179,116

Cash and cash equivalents, beginning of period	1,537,497	1,358,381

Cash and cash equivalents, end of period	$2,700,328	$1,537,497

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely-positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 30, 2012 we had 45 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of those restaurants, 44 are corporate owned and one is franchised by a third party.

Our Company’s roots can be traced to 1999, when our founder, President, CEO, and Chairman T. Michael Ansley opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became public by completing a self-underwritten initial public offering for approximately $735,000 and 140,000 shares.

Mr. Ansley has received various awards from BWLD, including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,000 franchisee members and over 1,000 franchisor members.

Today, DRH and its wholly-owned subsidiaries, including AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), develop, own, and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, Michigan, and Missouri.

DRH originated the Bagger Dave’s® concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 10 corporate-owned Bagger Dave’s in Michigan, one corporate-owned Bagger Dave’s in Indiana, and one franchised location in Missouri. The Company plans to operate approximately 50 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 33 DRH-owned BWW restaurants (15 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.  T. Michael Ansley, our President, CEO, and Chairman of the Board, is the recipient of various franchise awards, including BWW awards for the highest annual restaurant sales in 2006, 2005, and 2004.  We remain on track to fulfill our area development agreement with BWLD.  The Company also recently purchased the rights to develop another location in Indiana.  Per the area development agreement with BWLD, we expect to operate 47 DRH-owned BWW by the end of 2017.

The following organizational chart outlines the corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada

AMC was formed on March 28, 2007 and serves as our operational and administrative center.  AMC renders management, operational support, and advertising services to WINGS and its subsidiaries and BURGERS and its subsidiaries.  Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from January 29, 2014 through October 7, 2032, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 29, 2019 through October 7, 2047.  We believe we are currently in compliance with the terms of these agreements.

BURGERS was formed on March 12, 2007 and serves as a holding company for our Bagger Dave’s restaurants.  Bagger Dave’s Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave’s concept and has rights to franchise in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio, and Wisconsin.  We do not intend to pursue significant franchisee development at this time

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("Codification" or "ASC").

Principles of Consolidation

The consolidated financial statements include the accounts of DRH and its wholly-owned subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We consolidate all variable interest entities (“VIE”) where we are the primary beneficiary.  For VIE, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  Prior to our acquisition of 100.0% of its membership interests on September 25, 2012, we consolidated Ansley Group, LLC because we leased and maintained substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guaranteed all of its debt.  See Note 2 for details.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Consequently, fiscal year 2012 ended on December 30, 2012, comprising 53 weeks. Fiscal year 2011 ended on December 25, 2011, comprising 52 weeks.

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

The Company’s existing Bagger Dave’s franchise agreements have terms of 15 years. We provide the use of the Bagger Dave’s trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5.0% of a restaurant’s sales.

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

Accounts Receivable

Accounts receivable were stated at the amount management expects to collect from outstanding balances. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense.  Management does not believe any allowances for doubtful accounts were necessary at December 30, 2012.

Gift Cards

Buffalo Wild Wings
The Company records gift cards under a BWLD central-wide program.  Gift cards sold are recorded as a gift card liability.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  At times, gift card redemptions can exceed amounts due to BWLD for gift card purchases resulting in an asset balance.  Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of BWLD, and is subject to the breakage laws in the state of Minnesota, where Blazin Wings, Inc. is located.

Bagger Dave’s
The Company records Bagger Dave's gift card sales as a gift card liability when sold.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave's restaurants for the Company to record as of December 30, 2012 and December 25, 2011.

The Company's gift card asset/liability was an asset of $78,818 and a liability of $146,898 at December 30, 2012 and December 25, 2011, respectively, and is included in other accrued liabilities on the consolidated balance sheets.

Inventory

Inventory, which consists mainly of food and beverage products, is accounted for at the lower of cost or market using the first in, first out method of inventory valuation.

Prepaids and Other Assets

Prepaid assets consist principally of prepaid insurance and are recognized ratably as operating expense over the period covered by the unexpired premium. Other assets consist primarily of security deposits on our operating leases.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are amortized to operating expense on a straight-line basis over the term of the related underlying agreements or to approximate the effective interest method based on the following:

Franchise fees (years)	10	-	20
Trademarks (years)		15
Non-compete agreements (years)		3
Favorable and unfavorable leases (years)	lease term (7 - 16)
Loan fees (years)	loan term (5 - 7)

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded.

During the periods ended December 30, 2012 and December 25, 2011, respectively, no impairments relating to intangible assets were recognized.

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

The Company reviews property and equipment, along with other long-lived assets subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred.  During the years ended December 30, 2012 and December 25, 2011, there were no impairments recorded.

Goodwill

Goodwill represents expected synergies from the merger of operations and intangibles assets that do not qualify for separate recognition. Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Measurement of goodwill at initial recognition is described in Note 2.  Goodwill is subject to an annual impairment analysis, where it is subsequently measured at cost less accumulated impairment losses.

The impairment analysis of goodwill consists first of a review of various qualitative factors of the identified reporting units to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. This review includes, but is not limited to, an evaluation of the macroeconomic, industry, or market, and cost factors relevant to the reporting unit as well as financial performance and entity or reporting unit events that may affect the value of the reporting unit. If this review leads to the determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, further impairment testing is not required. However, if this review cannot support a conclusion that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, or at our discretion, quantitative impairment steps are performed.

The quantitative portion of the impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. All goodwill was considered recoverable as of December 30, 2012 based on our qualitative analysis.

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

Advertising

Advertising expenses associated with contributions to the national BWW advertising fund are expensed as contributed and all other advertising expenses are expensed as incurred. Advertising expenses were $3.3 million and $2.7 million for the years ended December 30, 2012 and December 25, 2011, respectively, and is included in general and administrative expenses in the consolidated statement of operations.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. These costs are expensed as incurred. Pre-opening costs were $1.8 million and $714,330 for the years ended December 30, 2012 for and December 25, 2011, respectively.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 30, 2012 or December 25, 2011.

Earnings Per Common Share

Earnings per share are calculated under the provisions of ASC 260, Earnings per Share, which requires a dual presentation of "basic" and "diluted" earnings per share on the face of the income statement. Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock awards contain nonforfeitable rights to dividends, making such awards participating securities.  The calculation of basic and diluted earnings per share uses an earnings allocation method to consider the impact of restricted stock.  Due to the limited number of restricted shares outstanding, there was no impact on basic or diluted earnings per share in 2012 or 2011.

Stock Based Compensation

The Company estimates the fair value of stock option awards utilizing the Black-Scholes pricing model.  The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period.  The fair value of restricted shares is equal to the number of restricted shares issued times the Company’s stock price on the date of grant and is amortized as compensation expense on a straight-line basis over the service period of the award.

Concentration Risks

Approximately 70.0% and 76.0% of the Company's revenues for the years ended December 30, 2012 and December 25, 2011, respectively, were generated from food and beverage sales from restaurants located in Michigan.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with a bank to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

Prior to the debt restructure on April 2, 2012 (see Note 6 for details), the Company’s interest rate swap agreements did not qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the Consolidated Statements of Operations. The interest rate swap agreements in effect at December 30, 2012 do qualify for hedge accounting. For interest rate swap agreements that qualify for hedge accounting, the Company records the change in the fair value of the swap agreement as a component of other comprehensive income/(loss), net of tax. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. See Note 6 and Note 13 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In February 2013, the FASB issued updated guidance that amends the reporting of amounts reclassified out of accumulated other comprehensive income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2012, and is to be applied prospectively. We will comply with this guidance as of December 31, 2012, and the adoption of the guidance will not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangibles Assets for Impairment”, which updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will comply with this guidance as of December 31, 2012 and the adoption of the guidance will not have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.    BUSINESS ACQUISITIONS

On September 25, 2012, the Company acquired 100.0% of the membership interests in Ansley Group, LLC for approximately $2.5 million.  The purchase was approved by the Company's disinterested directors who determined that the purchase price was fair to the Company based upon an independent appraisal.  As a result of this acquisition, the Company has acquired full ownership rights in the Clinton Township property.  Ansley Group, LLC was owned by T. Michael Ansley and Thomas D. Ansley.  T. Michael Ansley is the Chairman of the Board of Directors, President, and CEO and a principal shareholder of the Company.  The acquisition was accounted for as a common control transaction and, as a result, the carrying value of the assets and liabilities acquired were recorded by the Company.  Since Ansley Group, LLC’s operations were previously consolidated into the Company’s financial statements prior to the acquisition, the Company did not retrospectively eliminate the noncontrolling interest, but did eliminate it at the date of acquisition.  The purchase price paid in excess of Ansley Group, LLC’s carrying value of assets and liabilities amounted to $866,681 and this amount, net of tax of $294,672, has been reflected as a reduction in Retained Earnings (Accumulated Deficit) in the Consolidated Statements of Stockholders’ Equity (Deficit).  The acquisition was funded as part of the September 2012 Term Loan discussed in Note 6.

On September 25, 2012, the Company completed the acquisition of substantially all of the assets of Crown Wings, Inc., Brewsters, Inc., Valpo Wings, Inc., Buffaloville Wings, Inc., and Hammond Wings, Inc., each an Indiana corporation, and Homewood Wings, Inc., Cal City Wings, Inc., Lansing Wings, Inc., and Lincoln Park Wings, Inc., each an Illinois corporation (collectively, the “Indiana and Illinois Entities”). The acquired assets consist of four Buffalo Wild Wings restaurants operating in Indiana and four operating in Illinois along with the right to develop a fifth Buffalo Wild Wings restaurant in Indiana.   The purchase price for the acquisition was approximately $14.7 million and was financed as part of the September 2012 Term loan discussed in Note 6.  The allocation of the purchase price for acquisition requires extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed:

Working capital	$109,459
Property and equipment	5,664,140
Franchise fees	254,000
Non-compete	74,100
Liquor licenses	656,000
Favorable operating leases	239,000
Unfavorable operating leases	(875,000)
Goodwill	8,578,776
Net cash paid for acquisition	$14,700,475

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill, all of which is expected to be deductible for tax purposes. The assessment of the valuation of certain assets acquired and liabilities assumed during 2012 is preliminary; if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. The results of operations of these locations are included in our consolidated statement of operations from the date of acquisition.

The fair value of property and equipment acquired was determined primarily using the cost approach, which is based on the current cost to recreate or duplicate the assets less an appropriate allowance for depreciation from all causes; physical, functional, and economic. We estimated replacement cost new by using the indirect approach.  We applied equipment-specific cost indices published by Bureau of Labor Statistics – Producer Price Index to the historical cost of the assets to estimate replacement cost new.  To determine the depreciation allowance, we estimated the expected normal useful life of the asset and its respective age, also considering the current physical condition, current, and future utilization of the asset.  Based on this information, we developed a retirement relationship to age for the asset, determining physical depreciation derived from straight-line depreciation.  We then adjusted the replacement cost new, using this relationship, to determine replacement cost new less depreciation.  Although we considered accounting for functional obsolescence of the assets, we did not apply a functional obsolescence deduction because the assets are functioning as originally designed for use.

The fair value of the liquor licenses acquired was determined by obtaining current market values for liquor licenses in the county in which our acquired restaurants are located.

The fair value of favorable and unfavorable operating leases was determined by calculating the present value of the differences between contract rent (on a cost per square foot basis) to market rent for comparable properties over the term of the related leases.  The Company used a 12.0% discount rate in the present value calculation and the remaining lease terms ranged from seven to 16 years.  These favorable and unfavorable operating leases are amortized to rent expense over their respective lease terms.

The following table summarizes the unaudited pro forma financial information as if the acquisition had occurred at the beginning of the periods presented:

	December 30	December 25
	2012	2011

Revenue	$90,485,351	$77,136,893

Net income (loss) attributable to DRH	(248,695)	1,620,346

Basic earnings (loss) per share	(0.01)	0.09

Diluted earnings (loss) per share	(0.01)	0.09

The Indiana and Illinois Entities generated $5.0 million in revenue and reported a net loss of $164,281 for the time period of September 25, 2012 to December 30, 2012.

We believe this acquisition expands the scope of our operations, adds a number of new markets to our existing footprint and strategically positions DRH for future expansion throughout the Midwest.  DRH’s near-term focus will be to integrate the acquired restaurants and realize the opportunities to improve their operating and financial performance.  Long term, we look to leverage this acquisition by expanding our Bagger Dave's concept within the same footprint, led by the opening of our first restaurant in Indiana. For additional information pertaining to the acquisition, refer to the 8-K/A filed on December 10, 2012.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 30	December 25
	2012	2011
Land	$989,680	$469,680
Land (restricted assets of VIE)	-	520,000
Building	4,982,806	2,745,296
Building (restricted assets of VIE)	-	1,570,967
Equipment	16,509,977	10,596,964
Furniture and fixtures	4,270,159	3,060,014
Leasehold improvements	31,028,860	19,148,471
Restaurant construction in progress	1,462,505	-
Total	59,243,987	38,111,392
Less accumulated depreciation	(18,957,497)	(13,955,881)
Less accumulated depreciation attributable to restricted assets of VIE	-	(633,197)
Property and equipment, net	$40,286,490	$23,522,314

Depreciation expense was $4.6 million and $3.4 million during the years ended December 30, 2012 and December 25, 2011, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2012, DRH had goodwill of $8.6 million, a result of the Indiana and Illinois acquisition in September 2012. No adjustments to the carrying amount of goodwill were recorded during the year ended December 30, 2012.

Intangible assets are comprised of the following:

	December 30	December 25
	2012	2011
Amortized intangible assets
Franchise fees	$555,253	$303,750
Trademark	37,359	30,852
Non-compete	79,600	-
Favorable leases	239,000	-
Loan fees	109,600	164,429

Total	1,020,812	499,031
Less accumulated amortization	(142,266)	(112,271)

Amortized intangible assets, net	878,546	386,760

Unamortized intangible assets
Liquor licenses	1,630,791	727,237

Total intangible assets, net	$2,509,337	$1,113,997

Amortization expense for the years ended December 30, 2012 and December 25, 2011 was $35,753 and $77,025, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2013, 2014, 2015, 2016, and 2017 is projected to total approximately $194,116; $164,241; $67,982; $48,082; and $42,316, respectively. The aggregate weighted-average amortization period for intangible assets is 8.1 years.  In conjunction with the April 2012 Term Loan (see Note 6 for additional information), loan fees written off to interest expense during the year ended December 30, 2012 were $141,329.

5. RELATED PARTY TRANSACTIONS

The acquisition in 2010 of certain affiliates was accomplished by issuing unsecured promissory notes to each selling shareholder that bore interest at 6.0% per year, were set to mature on February 1, 2016, and were payable in quarterly installments of approximately $157,000, with principal and interest fully amortized over six years.  The outstanding balance on the notes is $0 and $2.3 million at December 30, 2012 and December 25, 2011, respectively.  These notes were repaid in full in conjunction with the April 2012 Term Loan; refer to Note 6 for further details.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a director and stockholder of the Company. Fees paid during the years ended December 30, 2012 and December 25, 2011, respectively, were $357,404 and $326,077.

Prior to the April 2012 Term Loan (see Note 6 for details), long-term debt included a promissory note to a DRH stockholder in the amount of $250,000.  The note was a demand note that did not require principal or interest payments.  Interest was accrued at 8.0% per annum and was compounded quarterly.  On April 2, 2012, in conjunction with the April 2012 Term Loan (see Note 6 for details), this promissory note was paid in full.

See Note 9 for related party operating lease transactions.

6. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 30	December 25
	2012	2011
Note payable - $37.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $440,476 plus accrued interest through maturity in September 2017. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 30, 2012 was approximately 3.61%.	$35,678,572	$-

Note payable - $10.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 30, 2012 was approximately 3.61%.	7,015,555	-

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $113,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 7.1%. This note was repaid in full in conjunction with the $16.0 million term loan effective April 2, 2012; refer below for further details.	-	7,326,128

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,102,539	1,122,413

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	848,903	882,769

Note payable to a bank, secured by a senior lien on all company assets. Scheduled interest payments are charged at a rate of 3.0% over the one-month LIBOR. The monthly interest payment approximates $6,500. The note will mature in May 2017. The DLOC includes a carrying cost of 0.3% per year of any available but undrawn amounts. This note was repaid in full in conjunction with the September 2012 Term Loan effective September 25; refer below for further details.	-	1,030,052

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $19,500 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 5.9%. This note was repaid in full in conjunction with the $16.0 million term loan effective April 2, 2012; refer below for further details.	-	1,195,853

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $40,000 through maturity in May 2017. Interest is charged based on a swap arrangement designed to yield a fixed annual rate of 6.4%. This note was repaid in full in conjunction with the $16.0 million term loan effective April 2, 2012; refer below for further details.	-	2,602,375

Note payable to a bank secured by a senior lien on all company assets. Scheduled monthly principal and interest payments are approximately $24,500 through maturity in May 2017. Interest was charged based on a swap arrangement designed to yield a fixed annual rate of 6.4%. This note was repaid in full in conjunction with the $16.0 million term loan effective April 2, 2012; refer below for further details.	-	1,676,000

Unsecured note payable that matures in August 2013 and requires monthly principal and interest installments of approximately $2,200, with the balance due at maturity. Interest is 7.0% per annum. This note was repaid in full in conjunction with the $16.0 million term loan effective April 2, 2012; refer below for further details.	-	231,940

Note payable to Ford Credit secured by a vehicle to be used in the operation of the business. This is an interest-free loan under a promotional 0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	1,716	6,864

Notes payable – variable interest entity. Note payable to a bank secured by a senior mortgage on the property located at 15745 Fifteen Mile Road, Clinton Township, Michigan 48035, a DRH corporate guaranty, and a personal guaranty. Scheduled monthly principal and interest payments are approximately $12,500 through maturity in 2025. Interest is charged at a rate of 4.0% over the one-month LIBOR. This note was repaid in full in conjunction with the September 2012 Term Loan effective September 25; refer below for further details.	-	1,229,439

Note payable — related parties (Note 5). These notes were repaid in full in conjunction with the April 2012 Term Loan; refer below for further details.	-	2,504,657

Total long-term debt	44,647,285	19,808,490

Less current portion (includes VIE debt of $0 and $89,414, respectively)	(6,095,684)	(2,967,135)

Long-term debt, net of current portion	$38,551,601	$16,841,355

On April 2, 2012, the Company entered into a $16.0 million senior secured term loan (“April 2012 Term Loan”), secured by a senior lien on all Company assets. The Company used approximately $15.7 million of the April 2012 Term Loan to repay substantially all of its previously outstanding senior debt and related interest rate swap liabilities and the remaining $0.3 million for working capital. The April 2012 Term Loan was for a term of seven years and bore interest at one-month LIBOR plus an applicable margin (as defined in the agreement) which ranged from 2.5% to 3.4%, depending on the Company’s lease adjusted leverage ratio. Principal and interest payments on the April 2012 Term Loan were to be amortized over seven years, with monthly principal payments of approximately $191,000 plus accrued interest.  The April 2012 Term Loan was paid off in conjunction with the September 2012 $37.0 million term loan discussed below.

On September 25, 2012, the Company entered into a senior secured credit facility with RBS (the “Senior Secured Credit Facility”) which consists of a $37.0 million term loan (the “September 2012 Term Loan”), a $10.0 million development line of credit (the “$10M DLOC”), and a $1.0 million revolving line of credit (the “$1M RLOC”).  The Company immediately used approximately $15.2 million of the September 2012 Term Loan to refinance existing outstanding debt with RBS and used approximately $3.3 million of the September 2012 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.  Additionally, on September 25, 2012, approximately $14.7 million of the September 2012 Term Loan was used to complete the acquisition of the Indiana and Illinois Entities (with rights to develop another restaurant in Indiana) and approximately $2.5 million of the September 2012 Term Loan was used to purchase 100.0% of the membership interests in Ansley Group, LLC, as described in Note 2. The remaining balance of the September 2012 Term Loan, approximately $1.3 million, was used to pay the fees, costs, and expenses associated with either the above acquisitions or arising in connection with the closing of the loans constituting the Senior Secured Credit Facility.  There were no outstanding borrowings on the $1M RLOC at December 30, 2012.

The Company’s evaluation of the April 2012 and September 2012 debt refinancings concluded that the terms of the debt were not substantially modified.

Scheduled principal maturities of long-term debt for the next five calendar years, and thereafter, are summarized as follows:

Year	Amount

2013	$6,095,684
2014	6,347,310
2015	6,350,250
2016	6,353,150
2017	17,861,622
Thereafter	1,639,269

Total	$44,647,285

Interest expense was $1.3 million and $1.1 million (including related party interest expense of $52,724 and $202,873) for the years ended December 30, 2012 and December 25, 2011, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of December 30, 2012.

At December 25, 2011, the Company had three interest rate swap agreements to fix interest rates on a portion of the Company’s portfolio of variable rate debt.  The notional amounts on the swaps combined were $11.1 million as of December 25, 2011 and were to amortize down to $0 through their maturity in May 2017.  Under the swap agreements, the Company paid a fixed rate of 3.1% (notional amount of $7.3 million), 1.9% (notional amount of $1.2 million), and 2.4% (notional amount of $2.6 million), respectively.  The Company received interest at the one-month LIBOR under all three agreements. These interest rate swaps did not qualify for hedge accounting and had a fair value of $613,999 at December 25, 2011. In conjunction with the April 2012 Term Loan, these swaps were terminated and the outstanding fair value liability on April 2, 2012 of $657,359 was rolled into the April 2012 Term Loan balance.

At December 30, 2012, the Company has two interest rate swap agreements to fix a portion of the interest rates on its variable rate. Both of the swap agreements were entered into in 2012 and qualify for hedge accounting. The swap agreements have a combined notional amount of $20.3 million at December 30, 2012, which will amortize to $0 by April 2019. Under the swap agreements, the Company pays a fixed rate of 1.4% (notional amount of $14.5 million) and 0.9% (notional amount of $5.8 million) and receives interest at the one-month LIBOR. The fair value of these swap agreements was $430,751 at December 30, 2012. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in Other Comprehensive Income (Loss), net of tax.

7. CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

In 2011, the Company established the Stock Incentive Plan of 2011 (“Stock Incentive Plan”) to attract and retain directors, consultants, and employees and to more fully align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership.  The plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.  Stock options must be awarded at exercise prices at least equal to or greater than 100.0% of the fair market value of the shares on the date of grant.  The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors or other committee as determined by the Board (the “Committee”).  The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock.  The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock.  Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.  The Stock Incentive Plan was approved by our shareholders on May 26, 2011.

During fiscal 2012 and 2011, restricted shares were issued to certain employees at a weighted-average grant date fair value between $3.10 and $5.00, respectively.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant.  Stock-based compensation expense will be recognized over the expected vesting period in an amount equal to the fair market value of such awards on the date of grant.

The following table presents the restricted shares transactions as of December 30, 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,400
Granted	28,800
Vested	(20,800)
Expired/Forfeited	(13,500)
Unvested, December 30, 2012	54,900

The following table presents the restricted shares transactions as of December 25, 2011:

Number of Restricted Stock Shares
Unvested, December 26, 2010	-
Granted	60,800
Vested	-
Expired/Forfeited	(400)
Unvested, December 25, 2011	60,400

Under the Stock Incentive Plan, there are 674,300 shares available for future awards at December 30, 2012.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At December 30, 2012, these options are fully vested and can be exercised at a price of $2.50 per share.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock-based compensation of $220,449 and $139,773 was recognized during December 30, 2012 and December 25, 2011, respectively, as restaurant compensation costs and general and administrative expenses in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested. The fair value of stock options is estimated using the Black-Scholes model.  The fair value of unvested shares was $43,963 as of December 30, 2012. The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor based on guidance as defined in FASB ASC 718, Compensation – Stock Compensation.  A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at December 30, 2012, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 30, 2012.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following components for the fiscal year ended December 30, 2012 and December 25, 2011:

	December 30	December 25
	2012	2011
Federal
Current	$-	$-
Deferred	(119,304)	312,837

State
Current	133,120	250,674
Deferred	(13,983)	22,575

Income tax provision (benefit)	$(167)	$586,086

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	December 30	December 25
	2012	2011
Income tax provision (benefit) at federal statutory rate	$93,490	$783,735
State income tax provision	39,169	273,249
Permanent differences	84,140	17,913
Tax credits	(409,603)	(430,521)
Other	192,637	(58,290)

Income tax provision (benefit)	$(167)	$586,086

The Company’s income tax provision for December 30, 2012 varies from the provision using the statutory rate due primarily to provision to return adjustments and the generation of tax credits without regard to income.

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

	December 30	December 25
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$1,665,744	$1,861,906
Deferred rent expense	2,482	50,471
Start-up costs	94,739	135,535
Tax credit carry-forwards	1,737,228	1,089,561
Interest rate swaps	146,455	236,806
Stock-based compensation	160,402	96,929
Other	166,292	59,978

Total deferred tax assets	3,973,342	3,531,186

Deferred tax liabilities:
Tax depreciation in excess of book	3,126,596	3,258,854

Net deferred income tax assets	$846,746	$272,332

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of ASC 740. Management continually reviews realizability of deferred tax assets and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carry-forwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH. Federal net operating loss carry forwards of $4.9 million will expire between 2029 and 2032. General business tax credits of $1.7 million will expire through 2032.

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

Total rent expense was $3.5 million and $2.9 million for the fiscal years ended December 30, 2012 and December 25, 2011, respectively (of which $84,427 and $90,118 for the fiscal years ended December 30, 2012 and December 25, 2011, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at December 30, 2012 are summarized as follows:

Year	Amount
2013	$4,962,702
2014	4,917,765
2015	4,618,930
2016	4,375,845
2017	4,098,188
Thereafter	15,085,806
Total	$38,059,236

10. COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an area development agreement with BWLD in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of December 30, 2012, of the 32 restaurants required to be opened under the area development agreement, 19 of these restaurants had been opened for business.  An additional six restaurants not part of this area development agreement were also opened for business as of December 30, 2012.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales) for the term of the individual franchise agreements.  The Company incurred $3.4 million and $2.7 million in royalty expense for the fiscal years ended December 30, 2012 and December 25, 2011, respectively. Advertising fund contribution expenses were $2.0 million and $1.7 million for the fiscal years ended December 30, 2012 and December 25, 2011, respectively.

The Company is required, by its various BWLD franchise agreements, to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth year and the tenth year to meet the most current design model that BWLD has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurants’ needs.

In 2011, we launched a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible employees. Matching contributions of approximately $239,351 and $144,355 were made by us during the year ended December 30, 2012 and December 25, 2011, respectively.

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

11. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the years ended December 30, 2012 and December 25, 2011:

	December 30 2012	December 25 2011

Income available to common stockholders	$180,099	$1,842,186

Weighted-average shares outstanding	18,949,556	18,902,782
Effect of dilutive securities	142,293	152,718
Weighted-average shares outstanding - assuming dilution	19,091,849	19,055,500

Earnings per common share	$0.01	$0.10
Earnings per common share - assuming dilution	$0.01	$0.10

12. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.1 million and $1.1 million during the years ended December 30, 2012 and December 25, 2011, respectively.

Cash paid for income taxes was $386,204 and $185,945 during the years ended December 30, 2012 and December 25, 2011, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

None.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC 820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 — Quoted market prices in active markets for identical assets and liabilities;

•	Level 2 — Inputs, other than level 1 inputs, either directly or indirectly observable; and

•	Level 3 — Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.

As of December 30, 2012 and December 25, 2011, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents (level 1), accounts payable and short-term debt (level 2) approximate its carrying value, due to their short-term nature.

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

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 30, 2012 and December 25, 2011, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2012:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(430,751)	$—	$(430,751)	$(430,751)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2011:

FAIR VALUE MEASUREMENTS
					Asset/(Liability)
Description	Level 1	Level 2	Level 3	Total	Total
Interest Rate Swaps	$—	$(613,999)	$—	$(613,999)	$(613,999)

As of December 30, 2012, our total debt was approximately $44.6 million and approximated fair value as the vast majority of this debt was entered into in September 2012 at market rates.  As of December 25, 2011, our total debt, less related party debt, was approximately $17.3 million and had a fair value of approximately $15.2 million. The Company did not have any related party debt as of December 30, 2012; this debt was paid in full in conjunction with the April 2012 Term Loan (see Note 6 for details). Related-party debt at December 25, 2011 was approximately $2.5 million and had a fair value of approximately $2.6 million.  The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company's incremental borrowing rate.