Form 10-Q
period 2013-03-31
Diversified Restaurant Holdings, Inc.
filed 2013-05-15
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  25,919,525 shares of $.0001 par value common stock outstanding as of May 10, 2013.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31 2013	December 30 2012
Current assets
Cash and cash equivalents	$1,663,595	$2,700,328
Accounts receivable	274,226	248,403
Inventory	1,060,129	809,084
Prepaid assets	275,262	447,429
Total current assets	3,273,212	4,205,244

Deferred income taxes	749,247	846,746
Property and equipment, net	41,998,274	40,286,490
Intangible assets, net	2,490,319	2,509,337
Goodwill	8,578,776	8,578,776
Other long-term assets	97,603	118,145

Total assets	$57,187,431	$56,544,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,018,769	$3,952,017
Accrued compensation	1,188,283	1,647,075
Other accrued liabilities	899,774	1,013,369
Current portion of long-term debt	6,803,836	6,095,684
Current portion of deferred rent	268,329	226,106
Total current liabilities	12,178,991	12,934,251

Deferred rent, less current portion	2,604,553	2,274,753
Unfavorable operating leases	823,748	849,478
Other liabilities - interest rate swap	369,303	430,751
Long-term debt, less current portion	39,348,924	38,551,601
Total liabilities	55,325,519	55,040,834

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 19,019,525 and 18,951,700, respectively, issued and outstanding	1,888	1,888
Additional paid-in capital	3,070,578	2,991,526
Accumulated other comprehensive loss	(243,738)	(284,294)
Accumulated deficit	(966,816)	(1,205,216)
Total stockholders' equity	1,861,912	1,503,904

Total liabilities and stockholders' equity	$57,187,431	$56,544,738

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31 2013	March 25 2012

Revenue	$27,079,114	$17,749,818

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	8,576,047	5,517,972
Compensation costs	7,048,902	4,405,434
Occupancy	1,533,005	915,119
Other operating costs	5,306,634	3,422,179
General and administrative expenses	1,524,130	1,274,518
Pre-opening costs	592,726	47,871
Depreciation and amortization	1,655,484	973,058
Loss on disposal of property and equipment	35,074	-
Total operating expenses	26,272,002	16,556,151

Operating profit	807,112	1,193,667

Change in fair value of derivative instruments	-	20,689
Interest expense	(469,211)	(312,541)
Other income, net	2,319	33,773

Income before income taxes	340,220	935,588

Income tax provision	101,820	249,390

Net income	238,400	686,198

Less: (Income) attributable to noncontrolling interest	-	(39,810)

Net income attributable to DRH	$238,400	$646,388

Basic earnings per share	$0.01	$0.03
Fully diluted earnings per share	$0.01	$0.03

Weighted average number of common shares outstanding
Basic	18,959,846	18,941,708
Diluted	19,094,786	19,044,287

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31 2013	March 25 2012

Net income	$238,400	$686,198

Other comprehensive income
Unrealized changes in fair value of interest rate swaps, net of tax of $20,893	40,556	-

Comprehensive income	278,956	686,198

Less: Comprehensive (income) attributable to noncontrolling interest	-	(39,810)

Comprehensive income attributable to DRH	$278,956	$646,388

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

				Accumulated	Retained
			Additional	Other	Earnings		Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Interest	Equity (Deficit)

Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$-	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	20,000	-	-	-	-	-	-

Forfeitures of restricted shares	(300)	-	-	-	-	-	-

Share-based compensation	-	-	53,132	-	-	-	53,132

Net income	-	-	-	-	646,388	39,810	686,198

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Balances – March 25, 2012	18,956,100	$1,888	$2,824,209	$-	$(607,443)	$385,295	$2,603,949

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$-	$1,503,904

Issuance of restricted shares	77,324	-	-	-	-	-	-

Forfeitures of restricted shares	(9,499)	-	-	-	-	-	-

Share-based compensation	-	-	79,052	-	-	-	79,052

Other comprehensive income	-	-	-	40,556	-	-	40,556

Net income	-	-	-	-	238,400	-	238,400

Balances - March 31, 2013	19,019,525	$1,888	$3,070,578	$(243,738)	$(966,816)	$-	$1,861,912

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31 2013	March 25 2012

Cash flows from operating activities
Net income	$238,400	$686,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,655,484	973,058
Loss on disposal of property and equipment	35,074	-
Share-based compensation	79,052	53,132
Change in fair value of derivative instruments	-	(20,689)
Deferred income taxes	76,607	183,802
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(25,823)	11,688
Inventory	(251,045)	48,760
Prepaid assets	172,167	9,844
Intangible assets	(20,416)	(12,949)
Other long-term assets	20,542	290
Accounts payable	(933,248)	(586,174)
Accrued liabilities	(572,387)	259,951
Deferred rent	372,023	(40,975)
Net cash provided by operating activities	846,430	1,565,936

Cash flows from investing activities
Purchases of property and equipment	(3,388,638)	(695,848)
Net cash used in investing activities	(3,388,638)	(695,848)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,842,337	440,641
Repayments of long-term debt	(1,336,862)	(657,650)
Distributions	-	(40,000)
Net cash provided by (used in) financing activities	1,505,475	(257,009)

Net increase (decrease) in cash and cash equivalents	(1,036,733)	613,079

Cash and cash equivalents, beginning of period	2,700,328	1,537,497

Cash and cash equivalents, end of period	$1,663,595	$2,150,576

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely-positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 31, 2013 we had 45 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of those restaurants, 44 are corporate owned and one is franchised by a third party.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became public by completing a self-underwritten initial public offering for approximately $735,000 and 140,000 shares.

Mr. Ansley has received various awards from Buffalo Wild Wings International, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,000 franchisee members and over 1,000 franchisor members.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), which includes AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept, with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 10 corporate-owned Bagger Dave’s in Michigan, one corporate-owned Bagger Dave’s in Indiana, and one franchised location in Missouri. The Company plans to operate approximately 50 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 35 DRH-owned BWW restaurants (17 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.   We remain on track to fulfill our area development agreement with BWLD.   Per the area development agreement with BWLD, and the right to develop another location in Indiana that is part of the acquisition (see Note 2 for details), we expect to operate 47 DRH-owned BWW by the end of 2017.

The following organizational chart outlines the corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from January 28, 2014 through May 7, 2033, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 27, 2019 through May 3, 2048.  We believe we are currently in compliance with the terms of these agreements.

BURGERS was formed on March 12, 2007 and serves as a holding company for our Bagger Dave’s restaurants.  Bagger Dave’s Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave’s concept and has rights to franchise in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio, and Wisconsin.  We do not intend to pursue significant franchise development at this time.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated upon consolidation.

We consolidate all variable interest entities (“VIE”) where we are the primary beneficiary.  For VIE, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  Prior to our acquisition of 100.0% of its membership interests on September 25, 2012, we consolidated Ansley Group, LLC as a VIE because we leased and maintained substantially all of its assets to operate our Clinton Township, Michigan BWW restaurant and we guaranteed all of its debt.  See Note 2 for details.

Basis of Presentation

The consolidated financial statements as of March 31, 2013 and December 30, 2012, and for the three-month periods ended March 31, 2013 and March 25, 2012, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of March 31, 2013 and for the three-month period ended March 31, 2013 and March 25, 2012 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 30, 2012 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, which is included in Item 8 in the Fiscal 2012 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 29, 2013.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. This quarterly report on Form 10-Q is for the three-month periods ended March 31, 2013 and March 25, 2012, each comprising 13 weeks.

Concentration Risks

Approximately 59.9% and 74.7% of the Company's revenues during the three months ended March 31, 2013 and March 25, 2012, respectively, are generated from food and beverage sales from restaurants located in Michigan.

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

Prior to the debt restructure on April 2, 2012 (see Note 6 for details), the interest rate swap agreements did not qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of income. The interest rate swap agreements associated with the Company’s current debt agreements do qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest rate swaps on the balance sheet in other assets or other liabilities depending on the fair value of the swaps. See Note 6 and Note 12 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation.

2.           SIGNIFICANT BUSINESS TRANSACTIONS

On September 25, 2012, the Company completed the acquisition of substantially all of the assets of Crown Wings, Inc., Brewsters, Inc., Valpo Wings, Inc., Buffaloville Wings, Inc., and Hammond Wings, Inc., each an Indiana corporation, and Homewood Wings, Inc., Cal City Wings, Inc., Lansing Wings, Inc., and Lincoln Park Wings, Inc., each an Illinois corporation (collectively, the “Indiana and Illinois Entities”). The acquired assets consist of four BWW restaurants operating in Indiana and four operating in Illinois along with the right to develop a fifth BWW restaurant in Indiana.

On September 25, 2012, the Company also acquired 100.0% of the membership interests in the Ansley Group, LLC for approximately $2.5 million.  The purchase was approved by the Company's disinterested directors who determined that the purchase price was fair to the Company based upon an independent appraisal.  As a result of this acquisition, the Company has acquired full ownership rights in the Clinton Township BWW restaurant.  The Ansley Group, LLC was owned by T. Michael Ansley and Thomas D. Ansley.  T. Michael Ansley is the Chairman of the Board of Directors, President, and CEO and a principal shareholder of the Company.  This allowed us to unwind the Ansley Group VIE accounting treatment and eliminate the related non-controlling interest in the fourth quarter of 2012.

On April 23, 2013, the Company completed a follow-on equity offering of 6.0 million shares of common stock at a price of $5.00 per share to the public. The net proceeds to DRH from the offering were $27.7 million, after deducting underwriting discounts, commissions, and other offering expenses. The Company granted the underwriters 45-day options to purchase, at the offering price, up to an additional 900,000 shares of common stock to cover over-allotments, if any, which it exercised in full on May 3, 2013 resulting in additional net proceeds to DRH of $4.2 million. A registration statement relating to these securities has been filed with the SEC. The SEC declared the registration statement effective on April 17, 2013. Refer to the follow-on offering (Form S-1/A) filed on April 15, 2013 for additional information.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	March 31 2013	December 30 2012
Land	$989,680	$989,680
Building	4,316,263	4,982,806
Equipment	16,893,105	16,509,977
Furniture and fixtures	4,354,876	4,270,159
Leasehold improvements	31,754,176	31,028,860
Restaurant construction in progress	4,105,064	1,462,505
Total	62,413,164	59,243,987
Less accumulated depreciation	(20,414,890)	(18,957,497)
Property and equipment, net	$41,998,274	$40,286,490

4.  GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2013 and December 30, 2012, DRH had goodwill of $8.6 million, a result of the Indiana and Illinois Entities acquisition in September 2012. Goodwill will be tested for impairment at fiscal year-end.  No adjustments to the carrying amount of goodwill were recorded during the year ended December 30, 2012 or for the three months ended March 31, 2013.

Intangible assets are comprised of the following:

	March 31 2013	December 30 2012
Amortized intangible assets
Franchise fees	$555,253	$555,253
Trademark	37,359	37,359
Non-compete	79,600	79,600
Favorable leases	239,000	239,000
Loan fees	109,600	109,600
Total	1,020,812	1,020,812
Less accumulated amortization	(190,611)	(142,266)
Amortized intangible assets, net	830,201	878,546

Unamortized intangible assets
Liquor licenses	1,660,118	1,630,791

Total intangible assets, net	$2,490,319	$2,509,337

Amortization expense for the three months ended March 31, 2013 and March 25, 2012 was $13,703 and $9,591, respectively. Based on the current intangible assets and their estimated useful lives, amortization expense for fiscal years 2013, 2014, 2015, 2016, and 2017 is projected to total approximately $194,116, $134,366, $61,349, $48,082, and $37,991, respectively. The aggregate weighted-average amortization period for intangible assets is 7.5 years.

5.           RELATED PARTY TRANSACTIONS

Prior to the April 2012 Senior Secured Credit Facility (see Note 6), the Company had promissory notes to certain shareholders and related parties. Interest expense on these promissory notes was $42,131 during the three months ended March 25, 2012. No interest was paid to related parties during the three months ended March 31, 2013.

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a DRH Board of Directors member and stockholder of the Company. Fees paid during the three months ended March 31, 2013 and March 25, 2012, respectively, were $94,157 and $92,847.

See Note 9 for related party operating lease transactions.

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:
	March 31 2013	December 30 2012
Note payable - $37.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $440,476 plus accrued interest through maturity in September 2017. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 31, 2013 was approximately 3.3%.	$34,357,144	$35,678,572

Note payable - $10.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 31, 2013 was approximately 3.3%.	9,857,893	7,015,555

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,097,049	1,102,539

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	840,246	848,903

Note payable to Ford Credit secured by a vehicle to be used in the operation of the business. This is an interest-free loan under a promotional 0.0% rate. Scheduled monthly principal payments are approximately $430. The note matures in April 2013.	428	1,716

Total long-term debt	46,152,760	44,647,285

Less current portion	(6,803,836)	(6,095,684)

Long-term debt, net of current portion	$39,348,924	$38,551,601

On April 2, 2012, the Company entered into a $24.0 million senior secured credit facility with RBS Citizens, N.A. (“RBS”) (“April 2012 Senior Secured Credit Facility”), which consisted of a $16.0 million term loan, a $7.0 million development line of credit, and a $1.0 million revolving line of credit. The April 2012 Senior Secured Credit Facility was for a term of seven years and bore interest at one-month LIBOR plus a LIBOR margin (as defined in the agreement), which ranged from 2.5% to 3.4%, depending on the Company’s lease adjusted leverage ratio. Principal and interest payments on the April 2012 term loan were to be amortized over seven years, with monthly principal payments of approximately $191,000 plus accrued interest.  The April 2012 term loan was paid off in conjunction with the September 2012 credit facility discussed below.

On September 25, 2012, the Company entered into a $37.0 million senior secured credit facility with RBS (the “September 2012 Senior Secured Credit Facility”).  The September 2012 Senior Secured Credit Facility consisted of a $37.0 million term loan a $10.0 million development line of credit, and a $1.0 million revolving line of credit.  The Company used approximately $15.2 million of the September 2012 term loan to refinance existing outstanding debt with RBS and used approximately $3.3 million of the September 2012 term loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.  Additionally, on September 25, 2012, approximately $14.7 million of the September 2012 term loan was used to complete the acquisition of the Indiana and Illinois entities (with rights to develop another restaurant in Indiana) and approximately $2.5 million of the September 2012 term loan was used to purchase 100.0% of the membership interests in the Ansley Group, LLC.  The remaining balance of the September 2012 term loan, approximately $1.3 million, was used to pay the fees, costs, and expenses associated with either the above acquisitions or arising in connection with the closing of the loans constituting the September 2012 Senior Secured Credit Facility.  The September 2012 term loan was for a period of five years.  Payments of principal were based upon an 84-month straight-line amortization schedule, with monthly principal payments of $440,476 plus accrued interest.  The interest rate for the September 2012 term loan was LIBOR plus an applicable margin, which ranged from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the September 2012 term loan was due and payable on the maturity date of September 25, 2017.  Borrowings under the September 2012 Senior Secured Credit Facility were restructured as part of the April 2013 credit facility discussed below.

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The Company immediately used approximately $34.0 million of the April 2013 Term Loan to refinance existing outstanding debt with RBS, approximately $10.0 million of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS, and approximately $800,000 of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing revolving line of credit loan between the Company and RBS. The remaining balance of the April 2013 Term Loan, approximately $1.2 million, was used for working capital as well as to pay the fees, costs, and expenses arising in connection with the closing of the April 2013 Senior Secured Credit Facility. The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 60-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest. The entire remaining outstanding principal and accrued interest on the April 2013 Term Loan is due and payable on the Term Loan maturity date of April 15, 2018. The April 2013 DLOC is for a term of two years and is convertible upon maturity into a term note. The April 2013 RLOC is for a term of two years. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. On May 15, 2013, the Company paid down $10.0 million on its April 2013 Term Loan in satisfaction of its post-offering requirement to RBS to utilize up to 40.0% of the offering proceeds for such purpose.

Scheduled principal maturities of long-term debt for the next five years succeeding March 31, 2013 and thereafter are summarized as follows, based on the long-term debt terms that existed at March 31, 2013:

Year	Amount

2014	$6,803,836
2015	6,806,232
2016	6,809,018
2017	6,812,340
2018	17,299,990
Thereafter	1,621,344
Total	$46,152,760

Interest expense was $469,211 and $312,541for the three months ended March 31, 2013 and March 25, 2012, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of March 31, 2013.

At March 31, 2013, the Company has two interest rate swap agreements to fix a portion of the interest rates on its variable rate. Both of the swap agreements were entered into in 2012 and qualify for hedge accounting. The swap agreements have a combined notional amount of $19.2 million at March 31, 2013, which will amortize to $0 by April 2019. Under the swap agreements, the Company pays a fixed rate of 1.4% (notional amount of $13.7 million) and 0.9% (notional amount of $5.5 million) and receives interest at the one-month LIBOR. The fair value of these swap agreements was $369,303 and $430,751 at March 31, 2013 and December 30, 2012, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax.

7.           CAPITAL STOCK (INCLUDING PURCHASE WARRANTS AND OPTIONS)

In 2011, the Company established the Stock Incentive Plan of 2011 (“Stock Incentive Plan”) to attract and retain directors, consultants, and team members and to more fully align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership.  The plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.  Stock options must be awarded at exercise prices at least equal to or greater than 100.0% of the fair market value of the shares on the date of grant.  The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors or other committee as determined by the Board (the “Committee”).  The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock.  The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock.  Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.  The Stock Incentive Plan was approved by our shareholders on May 26, 2011.

During fiscal years 2011 through 2013, restricted shares were issued to certain team members at a weighted-average grant date fair value between $3.10 and $5.00, respectively.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant.  Stock-based compensation expense will be recognized over the expected vesting period in an amount equal to the fair market value of such awards on the date of grant.

The following table presents the restricted shares transactions for the three months ended March 25, 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,400
Granted	20,000
Vested	-
Expired/Forfeited	(300)
Unvested, March 25, 2012	80,100

The following table presents the restricted shares transactions for the three months ended March 31, 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	78,125
Vested	(6,667)
Expired/Forfeited	(10,299)
Unvested, March 31, 2013	116,059

Under the Stock Incentive Plan, there are 627,274 shares available for future awards at March 31, 2013.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. At March 31, 2012, these options are fully vested and can be exercised at a price of $2.50 per share.

On July 31, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options vest ratably over a three-year period and expire six years from issuance.  Once vested, the options can be exercised at a price of $2.50 per share.

Stock-based compensation of $79,052 and $53,132 was recognized during the three-month period ended March 31, 2013 and March 25, 2012, respectively, as compensation cost in the consolidated statements of income and as additional paid-in capital on the consolidated statement of stockholders' equity.  The fair value of stock options is estimated using the Black-Scholes model.  The fair value of unvested shares is $21,981 and $109,907 as of March 31, 2013 and March 25, 2012.  The fair value of the unvested shares will be amortized ratably over the remaining vesting term.  The valuation methodology used an assumed term based upon the stated term of three years and a risk-free rate of return represented by the U.S. 5-year Treasury Bond rate and volatility factor based on guidance as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation–Stock Compensation.  A dividend yield of 0.0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the reasonably foreseeable future.

In October 2009, one member of the Board of Directors exercised 6,000 vested options at a price of $2.50 per share.  Consequently, at March 31, 2013, 354,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the Company’s stock options.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of March 31, 2013.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The provision for income taxes consists of the following components for the three-month period ended March 31, 2013 and March 25, 2012, respectively:

	Three Months Ended

	March 31 2013	March 25 2012
Federal:
Current	$-	$-
Deferred	78,561	217,706

State:
Current	25,214	65,588
Deferred	(1,955)	(33,904)

Income tax provision	$101,820	$249,390

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	March 31 2013	March 25 2012

Income tax provision at federal statutory rate	$115,674	$318,095
State and local	23,259	31,684
Permanent differences	11,943	39,201
Tax credits	(49,056)	(139,590)

Income tax provision	$101,820	$249,390

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

	March 31 2013	December 30 2012
Deferred tax assets:
Net operating loss carry forwards	$1,574,341	$1,665,744
Deferred rent expense	-	2,482
Start-up costs	83,064	94,739
Tax credit carry forwards	1,786,284	1,737,228
Interest rate swaps	125,563	146,455
Stock-based compensation	166,518	160,402
Other	160,227	166,292
Total deferred tax assets	3,895,997	3,973,342

Deferred tax liabilities:
Tax depreciation in excess of book	3,146,750	3,126,596

Net deferred income tax assets	$749,247	$846,746

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), "Income Taxes".  Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Federal net operating loss carry forwards of $4.6 million will expire between 2029 and 2034.  General business tax credits of $1.8 million will expire between 2028 and 2034.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of March 31, 2013.

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

9.           OPERATING LEASES (INCLUDING RELATED PARTY)

Lease terms range from four to 20 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $1.2 million and $713,843 for the three-month period ended March 31, 2013 and March 25, 2012, respectively (of which $18,819 and $23,358, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 31, 2013 are summarized as follows:

Year	Amount
2014	$4,987,693
2015	4,813,921
2016	4,611,852
2017	4,272,448
2018	4,068,194
Thereafter	14,075,269
Total	$36,829,377

10.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an area development agreement (“ADA”) with BWLD in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of March 31, 2013, of the 32 restaurants required to be opened under the Area Development Agreement, 21 of these restaurants had been opened for business.  An additional six restaurants not part of this ADA were also opened for business as of March 31, 2013.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales) for the term of the individual franchise agreements.  The Company incurred $1.2 million and $780,186 in royalty expense for the three-month period ended March 31, 2013 and March 25, 2012, respectively.  Advertising fund contribution expenses were $721,182 and $461,660 for the three-month period ended March 31, 2013 and March 25, 2012, respectively.

The Company is required, by its various BWLD franchise agreements, to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000, depending on the individual restaurants’ needs.

In 2011, we launched a defined contribution 401(k) plan whereby eligible team members may contribute pre-tax wages in accordance with the provisions of the plan. We match 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Matching contributions of approximately $60,699 and $64,905 were made by us during the three months ended March 31, 2013 and March 25, 2012, respectively.

The Company is subject to ordinary and routine legal proceedings, as well as demands, claims, and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  While unfavorable outcomes could have adverse effects on the Company's business, results of operations, and financial condition, management believes that the Company is adequately insured and does not believe that any pending or threatened proceedings would adversely impact the Company's results of operations, cash flows, or financial condition.  Therefore, no separate reserve has been established for these types of legal proceedings.

11.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $477,079 and $260,930 during the three-month period ended March 31, 2013 and March 25, 2012, respectively.

Cash paid for income taxes was $65,500 and $128,000 during the three-month period ended March 31, 2013 and March 25, 2012, respectively.

12.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, FASB ASC 820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

●	Level 1	Quoted market prices in active markets for identical assets and liabilities;

●	Level 2	Inputs, other than Level 1 inputs, either directly or indirectly observable; and

●	Level 3	Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.

As of March 31, 2013 and December 30, 2012, respectively, our financial instruments consisted of cash equivalents, accounts payable, and debt. The fair value of cash equivalents (Level 1), accounts payable and short-term debt (Level 2) approximate its carrying value, due to its short-term nature.

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

During the three months ended March 31, 2013, no amounts were reclassified out of Accumulated other comprehensive loss and into the consolidated statement of income during the three months ended March 31, 2013. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2013 and the fiscal year ended December 30, 2012, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 31, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$—	$(369,303)	$—	$(369,303)	$(369,303)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2012:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$—	$(430,751)	$—	$(430,751)	$(430,751)

As of March 31, 2013, our total debt was approximately $46.2 million, which approximated fair value as the vast majority of this debt approximates current market rates. As of December 30, 2012, our total debt was approximately $44.6 million and approximated fair value as the vast majority of this debt was entered into in September 2012 at market rates. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 30, 2012.)

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Legendary Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely-positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 31, 2013, we had 45 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of those restaurants, 44 are corporate owned and one is franchised by a third party.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board of Directors, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our Bagger Dave’s concept.  In 2008, we became public by completing a self-underwritten initial public offering for approximately $735,000 and 140,000 shares.

Mr. Ansley has received various awards from Buffalo Wild Wings International, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,000 franchisee members and over 1,000 franchisor members.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), including AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 10 corporate-owned Bagger Dave’s in Michigan, one corporate-owned Bagger Dave’s in Indiana, and one franchised location in Missouri. The Company plans to operate approximately 50 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 35 DRH-owned BWW restaurants (17 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.  We remain on track to fulfill our area development agreement with BWLD.   Per the area development agreement with BWLD, and the recently-purchased right to develop another location in Indiana, we expect to operate 47 DRH-owned BWW by the end of 2017.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the years indicated as of March 31, 2013. "Corporate-owned restaurants" reflects the number of restaurants owned and operated by DRH for each year. From our inception in 2006, we managed, but did not own, nine BWW restaurants that we subsequently acquired in February 2010. Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control.

	2013 (estimate)	2012	2011	2010	2009	2008	2007
Beginning of year
Corporate owned	44	28	22	9	8	2	-
Franchised restaurants	1	-	-	-	-	-	-
Acquisitions / affiliated restaurants under common control	-	-	-	9	9	9	9
Summary of restaurants open at the beginning of year	45	28	22	18	17	11	9

Scheduled openings:
Corporate owned	10	8	6	4	1	6	2
Franchised restaurants	-	1	-	-	-	-	-
Acquisitions		8	-	-	-	-	-
Closures	-	-	-	-	-	-	-
Total restaurants at year end	55	45	28	22	18	17	11

RESULTS OF OPERATIONS

For the three months ended March 31, 2013 ("First Quarter 2013"), revenue was generated from the operations of 33 BWW restaurants and 11 Bagger Dave’s restaurants. For the three months ended March 25, 2012 ("First Quarter 2012"), revenue was generated from the operations of 22 BWW restaurants and six Bagger Dave’s restaurants.

Results of Operations for the Three Months Ended March 31, 2013 and March 25, 2012

Our operating results below are expressed as a percentage of revenue on the basis of comparison to prior periods.

	Three Months Ended
	March 31 2013	March 25 2012

Revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging	31.7%	31.1%
Compensation costs	26.0%	24.8%
Occupancy	5.7%	5.2%
Other operating costs	19.6%	19.3%

General and administrative expenses	5.6%	7.2%
Pre-opening costs	2.2%	0.3%
Depreciation and amortization	6.1%	5.5%
Loss on disposal of property and equipment	0.1%	0.0%
Total operating expenses	97.0%	93.4%

Operating profit	3.0%	6.6%

Revenue for First Quarter 2013 was $27.1 million, an increase of $9.3 million or 52.6% over the $17.7 million of revenue generated during First Quarter 2012. The increase was primarily attributable to two factors. First, approximately $8.6 million of the increase was attributable to revenues generated from the opening of eight restaurants and the acquisition of eight restaurants in 2012 (five Bagger Dave's restaurants; 11 BWW restaurants of which eight were acquired). Second, the remaining $0.7 million increase was related to a 3.5% increase in same store sales for 29 BWW and four Bagger Dave’s restaurants.

Our positive same store sales are a consequence of many factors.  Pricing drove the majority of the positive same-store-sales performance in addition to a slight improvement in traffic. This is despite the fact we were closed for the Easter holiday, which fell in the first quarter for 2013 and in the second quarter for 2012.

Food, beverage, and packaging costs increased by $3.1 million or 55.4% to $8.6 million in First Quarter 2013 from $5.5 million in First Quarter 2012.  The increase was primarily due to the addition of 16 new restaurants. Food, beverage, and packaging costs as a percentage of sales increased to 31.7% in First Quarter 2013 from 31.1% in First Quarter 2012, primarily due to a slight increase in bone-in chicken wing prices.  Average cost per pound for bone-in chicken wings was $2.10 in First Quarter 2013 compared to $1.92 in First Quarter 2012.

Compensation costs increased by $2.6 million or 60.0% to $7.0 million in First Quarter 2013 from $4.4 million in First Quarter 2012.  The increase was primarily due to the addition of 16 new restaurants.  Compensation costs as a percentage of sales increased to 26.0% in First Quarter 2013 from 24.8% in First Quarter 2012 partially due to labor inefficiencies experienced in the eight restaurants acquired in the fourth quarter of 2012.

Occupancy increased by $617,886 or 67.5% to $1.5 million in First Quarter 2013 from $915,119 in First Quarter 2012.  This increase was primarily due to the addition of 16 new restaurants. Occupancy as a percentage of sales increased to 5.7% in the First Quarter 2013 from 5.2% in the First Quarter 2012 due to higher lease rates as a percentage of sales for the 16 newly-operated restaurants.

Other operating costs increased by $1.9 million or 55.1% to $5.3 million in First Quarter 2013 from $3.4 million in First Quarter 2012.  This increase was primarily due to the addition of 16 new restaurants. Other operating costs as a percentage of sales remained relatively consistent at 19.6% in First Quarter 2013 versus 19.3% in First Quarter 2012.

General and administrative expenses increased by $249,612 or 19.6% to $1.5 million in First Quarter 2013 from $1.3 million in First Quarter 2012.  This increase was primarily due to increased marketing and advertising expense consistent with our increase in sales.  General and administrative expenses as a percentage of sales decreased to 5.6% in First Quarter 2013 from 7.2% in First Quarter 2012 primarily due to a significant increase in sales relative to the increase in general and administrative expense.

Pre-opening costs increased by $544,855 or 1,138.2% to $592,756 in First Quarter 2013 from $47,871 in First Quarter 2012.   The difference in pre-opening costs was due to the timing and overall cost to build and open new restaurants. Pre-opening costs as a percentage of sales increased to 2.2% in First Quarter 2013 from 0.3% in First Quarter 2012.

Depreciation and amortization increased by $682,426 or 70.1% to $1.7 million in First Quarter 2013 from $973,058 in First Quarter 2012.  This increase was primarily due to the opening and acquisition of a total of 16 new restaurants in 2012.  Depreciation and amortization as a percentage of sales increased to 6.1% in First Quarter 2013 from 5.5% in First Quarter 2012.

INTEREST AND TAXES

Interest expense was $469,211 and $312,541 during First Quarter 2013 and First Quarter 2012, respectively.  The increase is due to the additional borrowing for new restaurant development since the First Quarter 2012.

For First Quarter 2013, we booked an income tax provision of $101,820 compared to First Quarter 2012 when an income tax provision of $249,390 was recorded.  The effective tax rate of income before taxes was 29.9% for First Quarter 2013 compared to 26.7% for First Quarter 2012.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

At March 31, 2013, our principal sources of cash were net cash provided by operations and our $48.0 million credit facility with RBS, entered into on September 25, 2012.  During the three months ended March 31, 2013, we funded up to 80.0% of the construction and start-up costs of new Bagger Dave’s and DRH-owned BWW restaurants with our development line of credit and met all remaining capital requirements from operating cash flow.

On April 15, 2013, the Company entered into a $63.0 million senior secured term loan (“April 2013 Senior Secured Credit Facility”), which includes a $46.0 million term loan, $15.0 million development line of credit, and $2.0 million revolving line of credit. The April 2013 Senior Secured Credit Facility is secured by a senior lien on all the Company’s assets. The Company used approximately $44.8 million of the April 2013 Senior Secured Credit Facility to repay substantially all of the Company’s outstanding debt. The April 2013 Senior Secured Credit Facility is for a term of five years and bears interest at one-month LIBOR plus a LIBOR Margin (as defined in the agreement) which ranges between 2.5% and 3.4%, depending on the Company’s lease adjusted leverage ratio. On May 15, 2013, the Company paid down $10.0 million on its April 2013 Term Loan in satisfaction of its post-offering requirement to RBS to utilize up to 40.0% of the offering proceeds for such purpose.  We plan to continue to fund up to 80.0% of the construction and start-up costs of new Bagger Dave’s and DRH-owned BWW restaurants with our development line of credit.

On April 23, 2013, the Company completed a follow-on equity offering of 6.0 million shares of common stock at a price of $5.00 per share to the public. In connection with the offering, the Company granted the underwriters 45-day options to purchase, at the offering price, up to an additional 900,000 shares of common stock to cover over-allotments, if any, which the underwriters exercised in full on May 3, 2013. Total net proceeds of the follow-on equity offering, a total of 6.9 million shares including the over-allotment, were $31.9 million, after deducting underwriting discounts and commissions and other offering expenses.

We believe that the cash flow from operations and the proceeds from the registered offering will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

Cash flow from operations for First Quarter 2013 was $846,430 compared with $1.6 million for First Quarter 2012.

For 2013, we estimate capital expenditures to range between $22.5 million and $26.0 million, net of agreed-upon tenant incentives and including approximately $1.8 million to $2.1 million of restaurant pre-opening expenses.  Estimated allocations of these capital expenditure projections are $8.0 million to $9.5 million for the opening of six to seven new Bagger Dave’s, $5.5 million to $6.5 million for the opening of two to three new DRH-owned BWW, $3.0 million to $3.5 million for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings, and $4.2 million to $4.4 million for restaurant remodels, upgrades, relocations, and general corporate purposes.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our capital expenditures in 2013.  Our 2013 new restaurant development plan currently includes the following locations, where we have either entered into a lease agreement or purchased real estate.  Some of these locations are currently under construction:

●	Lapeer, Michigan (DRH-owned BWW) – opened in April 2013

●	Sault Ste. Marie, Michigan (DRH-owned BWW) – opened in May 2013

●	Grand Rapids, Michigan (Bagger Dave’s) – scheduled to open in Q2 2013

●	Avon, Indiana (Bagger Dave’s) – scheduled to open in Q2 2013

●	Detroit, Michigan (Bagger Dave’s) – scheduled to open in Q3 2013

●	Indianapolis, Indiana (Bagger Dave’s) – scheduled to open in Q4 2013

In addition to the six locations listed above, we plan to open at least four new Bagger Dave’s and DRH-owned BWW locations in Michigan, Indiana, and Illinois in 2013.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $500,000 (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five years of operation and fully remodeled after approximately 10 years of operation.

Mandatory Upgrades

We have one mandatory remodel of an existing DRH-owned BWW restaurant scheduled in 2013, which we intend to fund with cash from operations.

Discretionary Upgrades

In fiscal year 2013, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements primarily consist of audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. To date, none of these types of litigation, most of which are entirely or predominantly covered by insurance, has had a material effect on our financial condition or results of operations. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially and adversely affect our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K, as amended, for the year ended December 30, 2012.

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

3.2	By-Laws (filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference).

10.1	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013).

10.2	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013).

10.3
Credit Agreement with RBS Citizens, N.A. as administrative agent, Wells Fargo Bank, N.A. as documentation agent, and the other lenders party thereto, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed April 15, 2013).

10.4
Underwriting Agreement, dated April 17, 2013, between the Company and Dougherty & Company LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of our Form 8-K filed April 18, 2013).

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: May 15, 2013	By: /s/ T. Michael Ansley
T. Michael Ansley President and Chief Executive Officer (Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)