Form 10-Q
period 2013-09-29
Diversified Restaurant Holdings, Inc.
filed 2013-11-13
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,055,575 shares of $.0001 par value common stock outstanding as of November 13, 2013.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 29
	2013	December 30
	(UNAUDITED)	2012
ASSETS
Current assets
Cash and cash equivalents	$13,156,350	$2,700,328
Investments	7,387,672	-
Accounts receivable	384,947	248,403
Inventory	1,109,148	809,084
Prepaid assets	514,970	447,429
Total current assets	22,553,087	4,205,244

Deferred income taxes	850,407	846,746
Property and equipment, net	52,002,133	40,286,490
Intangible assets, net	2,856,609	2,509,337
Goodwill	8,578,776	8,578,776
Other long-term assets	417,412	118,145
Total assets	$87,258,424	$56,544,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,711,947	$3,952,017
Accrued compensation	1,296,271	1,647,075
Other accrued liabilities	905,348	1,013,369
Current portion of long-term debt	7,489,859	6,095,684
Current portion of deferred rent	305,161	226,106
Total current liabilities	14,708,586	12,934,251

Deferred rent, less current portion	2,809,880	2,274,753
Unfavorable operating leases	767,764	849,478
Other liabilities - interest rate swap	377,778	430,751
Long-term debt, less current portion	34,559,465	38,551,601
Total liabilities	$53,223,473	$55,040,834

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,055,575 and 18,951,700, respectively, issued and outstanding	2,580	1,888
Additional paid-in capital	35,191,325	2,991,526
Accumulated other comprehensive loss	(265,585)	(284,294)
Accumulated deficit	(893,369)	(1,205,216)
Total stockholders' equity	34,034,951	1,503,904

Total liabilities and stockholders' equity	$87,258,424	$56,544,738

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29	September 23	September 29	September 23
	2013	2012	2013	2012

Revenue	$26,368,090	$16,844,492	$80,410,174	$51,323,301

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	7,759,146	5,157,991	24,336,433	15,904,293
Compensation costs	6,972,432	4,174,875	20,903,931	12,840,361
Occupancy	1,600,278	961,610	4,704,380	2,787,327
Other operating costs	5,436,252	3,419,716	16,100,223	10,198,008
General and administrative expenses	1,558,924	1,606,495	5,058,879	4,328,555
Pre-opening costs	639,498	281,390	2,036,022	547,876
Depreciation and amortization	2,070,841	1,000,191	5,539,874	2,930,606
Loss on disposal of property and equipment	22,970	23,374	83,711	29,977
Total operating expenses	26,060,341	16,625,642	78,763,453	49,567,003

Operating profit	307,749	218,850	1,646,721	1,756,298

Change in fair value of derivative instruments	-	-	-	(43,361)
Interest expense	(320,798)	(277,919)	(1,375,646)	(843,563)
Other income, net	68,415	314,421	92,958	362,160

Income before income taxes	55,366	255,352	364,033	1,231,534

Income tax provision (benefit)	(14,444)	(2,158)	52,186	333,387

Net income	$69,810	$257,510	$311,847	$898,147

Less: (Income) attributable to noncontrolling interest	$-	$(16,314)	$-	$(95,040)

Net income attributable to DRH	$69,810	$241,196	$311,847	$803,107

Basic earnings per share	$0.00	$0.01	$0.01	$0.04
Fully diluted earnings per share	$0.00	$0.01	$0.01	$0.04

Weighted average number of common shares outstanding
Basic	26,054,118	18,954,025	23,231,403	18,948,624
Diluted	26,186,263	19,104,577	23,351,128	19,088,856

  The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29	September 23	September 29	September 23
	2013	2012	2013	2012

Net income	$69,810	$257,510	$311,847	$898,147

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $77,315, $21,929, $18,011, and $133,370	(150,082)	(43,361)	34,962	(258,893)
Unrealized changes in fair value of investments, net of tax of $16,876, $0, $8,423, and $0	32,760	-	(16,253)	-

Total other comprehensive income (loss)	(117,322)	(43,361)	18,709	(258,893)

Comprehensive income (loss)	(47,512)	214,149	330,556	639,254

Less: Comprehensive (income) attributable to noncontrolling interest	-	(16,314)	-	(95,040)

Comprehensive income (loss) attributable to DRH	$(47,512)	$197,835	$330,556	$544,214

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated	Retained
			Additional	Other	Earnings		Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Interest	Equity (Deficit)
Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$-	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	28,800	-	-	-	-	-	-

Forfeitures of restricted shares	(12,300)	-	-	-	-	-	-

Share-based compensation	-	-	165,427	-	-	-	165,427

Other comprehensive loss	-	-	-	(258,893)	-	-	(258,893)

Net income	-	-	-	-	803,107	95,040	898,147

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Balances - September 23, 2012 (UNAUDITED)	18,952,900	$1,888	$2,936,504	$(258,893)	$(450,724)	$440,525	$2,669,300

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$-	$1,503,904

Issuance of restricted shares	145,575	-	-	-	-	-	-

Forfeitures of restricted shares	(48,399)	-	-	-	-	-	-

Sale of common stock from follow-on offering, net of fees and expenses	6,900,000	690	31,906,989	-	-	-	31,907,679

Stock options exercised	104,638	2	74,997	-	-	-	74,999

Employee stock purchase plan	2,061	0	12,145	-	-	-	12,145

Share-based compensation	-	-	205,668	-	-	-	205,668

Other comprehensive income (loss)	-	-	-	18,709	-	-	18,709

Net income	-	-	-	-	311,847	-	311,847

Balances - September 29, 2013 (UNAUDITED)	26,055,575	$2,580	$35,191,325	$(265,585)	$(893,369)	$-	$34,034,951

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29	September 23
	2013	2012

Cash flows from operating activities
Net income	$311,847	$898,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,539,874	2,930,606
Write off of loan fees	76,408	694
Loss on disposal of property and equipment	83,711	29,977
Share-based compensation	205,668	165,427
Change in fair value of derivative instruments	-	43,361
Deferred income taxes	(13,248)	232,932
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(136,544)	(427,511)
Inventory	(300,064)	3,225
Prepaid assets	(67,541)	35,714
Intangible assets	(546,831)	62,356
Other long-term assets	(299,267)	(6,961)
Accounts payable	759,930	1,159,413
Accrued liabilities	(458,825)	261,091
Deferred rent	614,182	384,872
Net cash provided by operating activities	5,769,300	5,773,343

Cash flows from investing activities
Purchases of property and equipment	(17,297,791)	(7,213,512)
Purchases of available-for-sale securities	(12,690,397)	-
Proceeds from sale of available-for-sale securities	5,278,048	-
Net cash used in investing activities	(24,710,140)	(7,213,512)

Cash flows from financing activities
Proceeds from issuance of long-term debt	55,862,559	20,270,332
Repayment of interest rate swap liability	-	(657,360)
Repayments of long-term debt	(58,460,520)	(16,600,218)
Proceeds from sale of common stock, net of underwriter fees	31,994,823	-
Distributions from noncontrolling interest	-	(40,000)
Net cash provided by financing activities	29,396,862	2,972,754

Net increase in cash and cash equivalents	10,456,022	1,532,585

Cash and cash equivalents, beginning of period	2,700,328	1,537,497

Cash and cash equivalents, end of period	$13,156,350	$3,070,082

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Freshly-Crafted Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely-positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 29, 2013, we have 50 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of these restaurants, 49 are corporate-owned and one is franchised by a third party.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became public by completing a self-underwritten initial public offering for approximately $735,000 and 140,000 shares. We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

Mr. Ansley has received various awards from Buffalo Wild Wings International, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,600 franchisee members and over 1,100 franchisor members.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), which includes AMC Group, Inc. (“AMC”), AMC Real Estate, Inc. (“REAL ESTATE”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept, with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 12 corporate-owned Bagger Dave’s restaurants in Michigan, three corporate-owned Bagger Dave’s restaurants in Indiana, and one franchised location in Missouri. The Company plans to operate approximately 50 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 35 DRH-owned BWW restaurants (17 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.   We remain on track to fulfill our area development agreement (“ADA”) with BWLD and plan to operate approximately 48 DRH-owned BWW restaurants by the end of 2017.

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

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes nine properties, five of which are Bagger Dave’s restaurants and four of which are DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from January 28, 2014 through September 24, 2033, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from January 27, 2019 through September 20, 2048.  We believe we are currently in compliance with the terms of these agreements.

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

We consolidate all variable interest entities (“VIE”) where we are the primary beneficiary.  For VIE, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE.  The primary beneficiary of VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  Prior to our acquisition of 100.0% of its membership interests on September 25, 2012, we consolidated Ansley Group, LLC as a VIE due to the Company leasing and maintaining substantially all of its assets to operate the Clinton Township, Michigan BWW restaurant in addition to guaranteeing all of its debt.  See Note 2 for details.

Basis of Presentation

The consolidated financial statements as of September 29, 2013 and December 30, 2012, and for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information as of September 29, 2013 and for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 30, 2012 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, which is included in Item 8 in the Fiscal 2012 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month and nine-month periods ended September 29, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 29, 2013.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. This quarterly report on Form 10-Q is for the three-month periods ended September 29, 2013 and September 23, 2012, each comprising 13 weeks.

Concentration Risks

Approximately 61.1% and 75.0% of the Company's revenues during the three months ended September 29, 2013 and September 23, 2012, respectively, are generated from food and beverage sales from restaurants located in Michigan.

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

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH from the offering were $31.9 million. Refer to our Form S-1/A filed on April 15, 2013 for additional information.

The Company invested a portion of the proceeds from the follow-on offering in highly liquid short-term investments with maturities of less than one year. These are temporary investments while the Company looks to invest them in growth opportunities for new restaurant openings. These investments are not held for trading or other speculative purposes and are classified as available for sale. We invested with a strategy focused on principal preservation. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. See Note 3 for additional information.

 3.           INVESTMENTS

Investments consist of available-for-sale securities that are carried at fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Based on the call date of the investments, all securities have maturities of one year or less. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

The cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	September 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$1,999,306	$614	$-	$1,999,920
Obligations of states/municipals	2,257,736	-	(1,962)	2,255,774
Corporate securities	2,555,757	-	(23,643)	2,532,114
Other fixed income securities	599,549	315	-	599,864
Total debt securities	$7,412,348	$929	$(25,605)	$7,387,672

Of these investments, $4.8 million are currently in a loss position with a cumulative unrealized loss of $25,605. The company may incur future impairment charges if declines in market values continue and/or worsen and the impairments are no longer considered temporary. All investments with unrealized losses have been in such position for less than 12 months. Proceeds from the sales of debt securities available-for-sale were $5.2 million for the three-month and nine-month periods ended September 29, 2013, respectively.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss, as of September 29, 2013 were as follows:

	September 29 2013	December 30 2012
Unrealized gains	$929	$-
Unrealized loss	(25,605)	-
Net unrealized loss	(24,676)	-
Deferred federal income tax benefit	8,423	-
Net unrealized loss on investments, net of deferred income tax	$(16,253)	$-

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 29 2013	December 30 2012
Land	$1,276,479	$989,680
Building	5,946,159	4,982,806
Equipment	19,721,647	16,509,977
Furniture and fixtures	5,181,790	4,270,159
Leasehold improvements	40,177,711	31,028,860
Restaurant construction in progress	3,643,428	1,462,505
Total	75,947,214	59,243,987
Less accumulated depreciation	(23,945,081)	(18,957,497)
Property and equipment, net	$52,002,133	$40,286,490

5.        GOODWILL AND INTANGIBLE ASSETS

As of September 29, 2013 and December 30, 2012, DRH had goodwill of $8.6 million, a result of the Indiana and Illinois Entities’ acquisition in September 2012. Goodwill will be tested for impairment at fiscal year-end and there were no impairment indicators warranting an interim impairment test.  No adjustments to the carrying amount of goodwill were recorded during the nine months ended September 29, 2013.

Intangible assets are comprised of the following:

	September 29 2013	December 30 2012
Amortized intangibles:
Franchise fees	$564,613	$555,253
Trademark	51,204	37,359
Non-compete agreement	76,560	79,600
Favorable lease	239,000	239,000
Loan fees	346,758	109,600
Total	1,278,135	1,020,812
Less accumulated amortization	(300,688)	(142,266)
Amortized intangibles, net	977,447	878,546

Unamortized intangibles:
Liquor licenses	1,879,162	1,630,791
Total intangibles, net	$2,856,609	$2,509,337

Amortization expense for the three months ended September 29, 2013 and September 23, 2012 was $13,989 and $(1,505), respectively.  Amortization expense for the nine months ended September 29, 2013 and September 23, 2012 was $41,437 and $12,364, respectively.  Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Based on the current intangible assets and their estimated useful lives, intangibles-related expense for fiscal years 2013, 2014, 2015, 2016, and 2017 is projected to total approximately $242,412, $122,919, $97,405, $97,405, and $61,289, respectively. The aggregate weighted-average amortization period for intangible assets is 7.3 years.

6.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement compilation services are paid to an entity owned by a DRH Board of Directors member and stockholder of the Company. Fees paid during the three months ended September 29, 2013 and September 23, 2012, respectively, were $101,440 and $84,496. Fees paid during the nine months ended September 29, 2013 and September 23, 2012 were $295,642 and $267,154, respectively.

See Note 10 for related party operating lease transactions.

 7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 29 2013	December 30 2012
Note payable - $46.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $547,619 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at September 29, 2013 was approximately 2.9%.	$33,261,905	$-

Note payable - $15.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at September 29, 2013 was approximately 2.9%. Payments are due monthly and the note matures in April 2018.	6,878,114	-

Note payable - $37.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $440,476 plus accrued interest through maturity in September 2017. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. This note was refinanced in April 2013.	-	35,678,572

Note payable - $10.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. This note was refinanced in April 2013.	-	7,015,555

Note payable to a bank secured by a senior mortgage on the Brandon Property and a personal guaranty. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,086,607	1,102,539

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	822,698	848,903

Note payable to Ford Credit secured by a vehicle to be used in the operation of the business. This is an interest-free loan under a promotional 0.0% rate. Scheduled monthly principal payments are approximately $430. This note matured in April 2013.	-	1,716

Total long-term debt	42,049,324	44,647,285

Less current portion	(7,489,859)	(6,095,684)

Long-term debt, net of current portion	$34,559,465	$38,551,601

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

On September 25, 2012, the Company entered into a $48.0 million senior secured credit facility with RBS (the “September 2012 Senior Secured Credit Facility”).  The September 2012 Senior Secured Credit Facility consisted of a $37.0 million term loan (“September 2012 Term Loan”), a $10.0 million development line of credit, and a $1.0 million revolving line of credit. The Company used approximately $15.2 million of the September 2012 Term Loan to refinance existing outstanding debt with RBS and used approximately $3.3 million of the September 2012 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.  Additionally, on September 25, 2012, approximately $14.7 million of the September 2012 Term Loan was used to complete the acquisition of the Indiana and Illinois Entities (with rights to develop another restaurant in Indiana) and approximately $2.5 million of the September 2012 Term Loan was used to purchase 100.0% of the membership interests in the Ansley Group, LLC.  The remaining balance of the September 2012 Term Loan, approximately $1.3 million, was used to pay the fees, costs, and expenses associated with either the above acquisitions or arising in connection with the closing of the loans constituting the September 2012 Senior Secured Credit Facility.  The September 2012 Term Loan was for a period of five years.  Payments of principal were based upon an 84-month straight-line amortization schedule, with monthly principal payments of $440,476 plus accrued interest.  The interest rate for the September 2012 Term Loan was LIBOR plus an applicable margin, which ranged from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the September 2012 Term Loan was due and payable on the maturity date of September 25, 2017.  Borrowings under the September 2012 Senior Secured Credit Facility were restructured as part of the April 2013 credit facility discussed below.

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The Company immediately used $34.0 million of the April 2013 Term Loan to refinance existing outstanding debt with RBS, approximately $10.0 million of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS, and approximately $800,000 of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing revolving line of credit loan between the Company and RBS. The remaining balance of the April 2013 Term Loan, approximately $1.2 million, was used for working capital as well as to pay the fees, costs, and expenses arising in connection with the closing of the April 2013 Senior Secured Credit Facility. The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest. The entire remaining outstanding principal and accrued interest on the April 2013 Term Loan is due and payable on its maturity date of April 15, 2018. The April 2013 DLOC is for a term of two years and is convertible upon maturity into a term note. The April 2013 RLOC is for a term of two years. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. On May 15, 2013, the Company paid down $10.0 million on its April 2013 Term Loan in satisfaction of its post-offering requirement to RBS to utilize up to 40.0% of the offering proceeds for such purpose.

Based on the long-term debt terms that existed at September 29, 2013, the scheduled principal maturities for the next five years succeeding September 29, 2013 and thereafter are summarized as follows:

Year	Amount
2014	$7,489,859
2015	7,779,348
2016	7,782,210
2017	7,785,624
2018	9,626,734
Thereafter	1,585,549
Total	$42,049,324

Interest expense was $320,798 and $277,919 for the three months ended September 29, 2013 and September 23, 2012, respectively. Interest expense was $1.4 million and $843,563 (including related party interest expense of $0 and $52,724) for the nine months ended September 29, 2013 and September 23, 2012, respectively.

The above agreements contain various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities.  The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of September 29, 2013.

At September 29, 2013, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate. The two swap agreements entered into in 2012 and the swap agreement entered into in 2013 all qualify for hedge accounting. The swap agreements have a combined notional amount of $17.6 million at September 29, 2013. The swap entered into in April of 2012 will amortize to zero by April 2019, the swap entered into in October 2012 will amortize to zero by October 2017, and the swap entered into in July of 2013 will amortize to zero by April of 2018. Under the swap agreements, the Company pays a fixed rate of 1.4% (notional amount of $12.5 million) and 0.9% (notional amount of $5.1 million) and receives interest at the one-month LIBOR. The fair value of these swap agreements was $377,778 and $430,751 at September 29, 2013 and December 30, 2012, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

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

During 2012 and 2013, restricted shares were issued to certain team members at a weighted-average grant date fair value between $3.10 and $7.00, respectively.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Unrecognized stock-based compensation expense of $601,045 at September 29, 2013 will be recognized over the remaining weighted-average vesting period of 2.8 years. The total fair value of shares vested during the nine months ended September 29, 2013 and September 23, 2012 was $119,333 and $0, respectively.

The following table presents the restricted shares transactions as of September 29, 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	145,375
Vested	(26,500)
Expired/Forfeited	(48,400)
Unvested, September 29, 2013	125,375

The following table presents the restricted shares transactions as of September 23, 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,800
Granted	28,800
Vested	-
Expired/Forfeited	(12,300)
Unvested, September 23, 2012	77,300

Under the Stock Incentive Plan, there are 598,125 shares available for future awards at September 29, 2013.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company at an exercise price of $2.50 per share. These options vested ratably over a three-year period and were set to expire six years from issuance, July 30, 2013. At September 29, 2013, all 150,000 options were fully vested and were exercised either through cash or cashless exercise at a price of $2.50 per share. The intrinsic value of options exercised in 2013 was $679,680.

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. Consequently, at September 29, 2013, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of options these options was $852,600 as of September 29, 2013.

Stock-based compensation of $70,563 and $58,480 was recognized, during the three-month periods ended September 29, 2013 and September 23, 2012, and $205,668 and $165,427 for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested. The fair value of stock options is estimated using the Black-Scholes model.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 29, 2013.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

 9.           INCOME TAXES

The (benefit) provision for income taxes consists of the following components for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012, respectively:

	Three Months Ended		Nine Months Ended
	September 29 2013	September 23 2012	September 29 2013	September 23 2012
Federal:
Current	$-	$-	$-	$-
Deferred	(14,246)	4,984	23,908	251,778

State:
Current	33,568	28,430	65,434	100,455
Deferred	(33,766)	(35,572)	(37,156)	(18,846)

Income tax (benefit) provision	$(14,444)	$(2,158)	$52,186	$333,387

The (benefit) provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes (loss) before income taxes.  The items causing this difference are as follows:

	September 29 2013	September 23 2012
Income tax provision at federal statutory rate	$116,298	$418,719
State income tax provision	18,663	81,609
Permanent differences	123,778	144,185
Tax credits	(206,553)	(311,126)
Income tax provision	$52,186	$333,387

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

	September 29 2013	December 30 2012
Deferred tax assets:
Net operating loss carry forwards	$858,509	$1,665,744
Deferred rent expense	-	2,482
Start-up costs	(18,577)	94,739
Tax credit carry forwards	1,987,593	1,737,228
Interest rate swaps	174,681	146,455
Stock-based compensation	190,084	160,402
Other	435,219	166,292
Total deferred tax assets	3,627,509	3,973,342

Deferred tax liabilities:
Tax depreciation in excess of book	2,777,102	3,126,596

Net deferred income tax asset	$850,407	$846,746

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of FASB ASC 740 ("ASC 740"), Income Taxes. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration.  A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH.  Federal net operating loss carry forwards of $2.5 million will expire between 2029 and 2034.  General business tax credits of $2.0 million will expire between 2028 and 2034.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of September 29, 2013.

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

Total rent expense was $1.2 million and $729,275 for the three-month periods ended September 29, 2013 and September 23, 2012, respectively (of which $18,820 and $18,891, respectively, were paid to a related party).  Total rent expense was $3.7 million and $2.2 million for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively (of which $56,394 and $65,608, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 29, 2013 are summarized as follows:

Year	Amount
2013	$5,315,177
2014	5,097,028
2015	4,898,408
2016	4,584,925
2017	4,336,511
Thereafter	15,598,326
Total	$39,830,375

11.           COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an ADA with BWLD in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.   Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of September 29, 2013, of the 32 restaurants required to be opened under the ADA, 20 of these restaurants had been opened for business.  The remaining 12 restaurants under the ADA agreement, along with an additional franchise agreement in Indiana, suggest that the Company will operate 47 BWW restaurants by 2017.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements.  The Company incurred $1.2 million and $739,398 in royalty expense for the three-month periods ended September 29, 2013 and September 23, 2012 and $3.5 million and $2.2 million for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively.  Advertising fund contribution expenses were $690,096 on and $445,654 for the three-month periods ended September 29, 2013 and September 23, 2012 and $2.1 million and $1.4 million for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively.

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

In 2011, we launched a defined contribution 401(k) plan whereby eligible team members may contribute pre-tax wages in accordance with the provisions of the plan. We match 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Matching contributions of approximately $70,748 and $50,903 were made by us during the three months ended September 29, 2013 and September 23, 2012, and $190,994 and $181,040 for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively.

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

12.          EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012:

	Three Months Ended
	September 29 2013	September 23 2012
Income (loss) available to common stockholders	$69,810	$241,196

Weighted-average shares outstanding	26,054,118	18,954,025
Effect of dilutive securities	132,145	150,552
Weighted-average shares outstanding - assuming dilution	26,186,263	19,104,577

Earnings per common share	$0.00	$0.01
Earnings per common share - assuming dilution	$0.00	$0.01

	Nine Months Ended
	September 29 2013	September 23 2012

Income (loss) available to common stockholders	$311,847	$803,107

Weighted-average shares outstanding	23,231,403	18,948,624
Effect of dilutive securities	119,725	140,232
Weighted-average shares outstanding - assuming dilution	23,351,128	19,088,856

Earnings per common share	$0.01	$0.04
Earnings per common share - assuming dilution	$0.01	$0.04

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $319,689 and $227,432 during the three-month periods ended September 29, 2013 and September 23, 2012, and $1.4 million and $743,330 for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively.

Cash paid for income taxes was $0 and $58,804 during the three-month periods ended September 29, 2013 and September 23, 2012, respectively, and $65,500 and $271,804 for the nine-month periods ended September 29, 2013 and September 23, 2012, respectively.

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

As of September 29, 2013 and December 30, 2012, respectively, our financial instruments consisted of cash equivalents, available-for-sale investments, accounts payable, interest rate swaps, and debt. The fair value of cash equivalents (Level 1), accounts payable, and short-term debt securities (Level 2) approximates their carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Notes 1 and 7 for additional information pertaining to interest rate swaps.

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

As of September 29, 2013 and December 30, 2012, our total debt was approximately $42.0 million and $44.6 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months and nine months ended September 29, 2013 and the fiscal year ended December 30, 2012, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 29, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest rate swaps	$-	$(377,778)	$-	$(377,778)	$(377,778)

Debt securities
U.S. government and agencies	-	1,999,920	-	1,999,920	1,999,920
Obligations of states/municipals	-	2,255,774	-	2,255,774	2,255,774
Corporate securities	-	2,532,114	-	2,532,114	2,532,114
Other fixed income securities	-	599,864	-	599,864	599,864
Total debt securities	-	7,387,672	-	7,387,672	7,387,672
Total debt securities and derivatives	$-	$7,009,894	$-	$7,009,894	$7,009,894

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2012:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest Rate Swaps	$-	$(430,751)	$-	$(430,751)	$(430,751)

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Freshly-Crafted Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely-positioned restaurant brands designed to maximize appeal to our guests. Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 29, 2013, we have 50 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of these restaurants, 49 are corporate-owned and one is franchised by a third party.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a franchisee of BWW and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became public by completing a self-underwritten initial public offering for approximately $735,000 and 140,000 shares. We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

Mr. Ansley has received various awards from Buffalo Wild Wings International, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,600 franchisee members and over 1,100 franchisor members.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), which includes AMC Group, Inc. (“AMC”), AMC Real Estate, Inc. (“REAL ESTATE”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept, with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 12 corporate-owned Bagger Dave’s in Michigan, three corporate-owned Bagger Dave’s in Indiana, and one franchised location in Missouri. The Company plans to operate approximately 50 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 35 DRH-owned BWW restaurants (17 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.   We remain on track to fulfill our area development agreement (“ADA”) with BWLD and plan to operate approximately 48 DRH-owned BWW restaurants by the end of 2017.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for the years indicated as of September 29, 2013. "Corporate-owned restaurants" reflects the number of restaurants owned and operated by DRH for each year. From our inception in 2006, we managed, but did not own, nine BWW restaurants that we subsequently acquired in February 2010. Comparative results for 2009, 2008, and 2007 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control.

	2013 (estimate)	2012	2011	2010	2009	2008	2007
Beginning of year
Corporate owned	44	28	22	9	8	2	-
Franchised restaurants	1	-	-	-	-	-	-
Acquisitions / affiliated restaurants under common control	-	-	-	9	9	9	9
Summary of restaurants open at the beginning of year	45	28	22	18	17	11	9

Scheduled openings:
Corporate owned	10	8	6	4	1	6	2
Franchised restaurants	-	1	-	-	-	-	-
Acquisitions	-	8	-	-	-	-	-
Closures	-	-	-	-	-	-	-
Total restaurants at year end	55	45	28	22	18	17	11

RESULTS OF OPERATIONS

For the three months ended September 29, 2013 ("Third Quarter 2013"), and nine months ended September 29, 2013 (“Year to Date 2013”), revenue was generated from the operations of 35 BWW restaurants (one BWW restaurant opened in April 2013 and another one in May 2013) and 14 Bagger Dave’s restaurants (three Bagger Dave’s restaurants opened in May 2013, July 2013, and September 2013, respectively). For the three months ended September 23, 2012 ("Third Quarter 2012") and the nine months ended September 23, 2012 (“Year to Date 2012”), revenue was generated from the operations of 22 BWW restaurants and seven Bagger Dave’s restaurants (one of which opened in May 2012). Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Results of Operations for the Three Months Ended September 29, 2013 and September 23, 2012

	Three Months Ended
	September 29 2013	September 23 2012
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	29.4%	30.6%
Compensation costs	26.4%	24.8%
Occupancy	6.1%	5.7%
Other operating costs	20.6%	20.3%
General and administrative expenses	5.9%	9.5%
Pre-opening costs	2.4%	1.7%
Depreciation and amortization	7.9%	5.9%
Loss on disposal of property and equipment	0.1%	0.1%
Total operating expenses	98.8%	98.7%

Operating profit	1.2%	1.3%

Revenue for Third Quarter 2013 was $26.4 million, an increase of $9.6 million, or 56.5%, over the $16.8 million of revenue generated during Third Quarter 2012. The increase was primarily attributable to two factors. First, approximately $8.8 million of the increase was attributable to revenue generated from the opening of 12 DRH-owned restaurants (seven Bagger Dave’s restaurants and five BWW restaurants) and the acquisition of eight BWW restaurants in September 2012. Second, the remaining $0.8 million increase was related to a 3.7% increase in same store sales for 30 BWW and six Bagger Dave’s restaurants.

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

Food, beverage, and packaging costs increased by $2.6 million, or 50.4%, to $7.8 million in Third Quarter 2013 from $5.2 million in Third Quarter 2012.  The increase was primarily due to more restaurants being operated in 2013. Food, beverage, and packaging costs as a percentage of sales decreased to 29.4% in Third Quarter 2013 from 30.6% in Third Quarter 2012 primarily due to lower chicken wing prices. Average cost per pound for bone-in chicken wings was $1.71 in Third Quarter 2013 compared with $1.97 in Third Quarter 2012.

Compensation costs increased by $2.8 million, or 67.0%, to $7.0 million in Third Quarter 2013 from $4.2 million in Third Quarter 2012.  The increase was primarily due to more restaurants being operated in 2013.  Compensation costs as a percentage of sales increased to 26.4% in Third Quarter 2013 from 24.8% in Third Quarter 2012 due to temporary labor inefficiencies related to our accelerated growth.

Occupancy increased by $638,668, or 66.4%, to $1.6 million in Third Quarter 2013 from $961,610 in Third Quarter 2012.  This increase was primarily due to more restaurants being operated in 2013. Occupancy as a percentage of sales increased to 6.1% in Third Quarter 2013 from 5.7% in Third Quarter 2012 due to higher lease rates associated with the acquisition in September 2012 and the new restaurants opened after Third Quarter 2012.

Other operating costs increased by $2.0 million, or 59.0%, to $5.4 million in Third Quarter 2013 from $3.4 million in Third Quarter 2012.  This increase was primarily due to more restaurants being operated in 2013. Other operating costs as a percentage of sales increased to 20.6% in Third Quarter 2013 from 20.3% in Third Quarter 2012.

General and administrative expenses decreased by $47,571 or 3.0%, to $1.6 million in Third Quarter 2013 from $1.6 million in Third Quarter 2012. General and administrative expenses as a percentage of sales decreased to 5.9% in Third Quarter 2013 from 9.5% in Third Quarter 2012 primarily due to the leverage from higher sales volume.

Pre-opening costs increased by $358,108, or 127.3%, to $639,498 in Third Quarter 2013 from $281,390 in Third Quarter 2012.   The difference in pre-opening costs was due to the timing and overall cost to build and open new restaurants.  The Company opened two new restaurants and was in the construction phase of nine additional restaurants, one of which is a relocation, during the Third Quarter 2013 compared to one opening and seven under construction in Third Quarter 2012.  Pre-opening costs as a percentage of sales increased to 2.4% in Third Quarter 2013 from 1.7% in Third Quarter 2012.

Depreciation and amortization increased by $1.1 million, or 107.0%, to $2.1 million in Third Quarter 2013 from $1.0 million in Third Quarter 2012.  This increase was primarily due to more restaurants being operated in 2013.  Depreciation and amortization as a percentage of sales increased to 7.9% in Third Quarter 2013 from 5.9% in Third Quarter 2012.

Loss on disposal of property and equipment decreased by $404, or 1.7%, to $22,970 in Third Quarter 2013 from $23,374 in Third Quarter 2012.   Loss on disposal of property and equipment as a percentage of sales was 0.1% in Third Quarter 2013 and 0.1% in Third Quarter 2012.

Results of Operations for the Nine Months Ended September 29, 2013 and September 23, 2012

	Nine Months Ended
	September 29 2013	September 23 2012
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	30.3%	31.0%
Compensation costs	26.0%	25.0%
Occupancy	5.9%	5.4%
Other operating costs	20.0%	19.9%
General and administrative expenses	6.3%	8.4%
Pre-opening costs	2.5%	1.1%
Depreciation and amortization	6.9%	5.7%
Loss on disposal of property and equipment	0.1%	0.1%
Total operating expenses	98.0%	96.6%

Operating profit	2.0%	3.4%

Revenue for Year to Date 2013 was $80.4 million, an increase of $29.1 million or 56.7% over the $51.3 million of revenue generated during Year to Date 2012. The increase was primarily attributable to two factors.   First, approximately $26.2 million of the increase was attributable to revenues generated from the opening of 12 DRH-owned restaurants (seven Bagger Dave’s restaurants and five BWW restaurants) and the acquisition of eight BWW restaurants in September 2012. Second, the remaining $2.9 million increase was related to a 4.6% increase in same store sales for 30 BWW and six Bagger Dave’s restaurants.

Food, beverage, and packaging costs increased by $8.4 million or 53.0% to $24.3 million in Year to Date 2013 from $15.9 million in Year to Date 2012.  The increase was primarily due to more restaurants being operated in 2013.  Food, beverage, and packaging costs as a percentage of sales decreased to 30.3% in Year to Date 2013 from 31.0% in Year to Date 2012 due to lower chicken wing prices. Average cost per pound for bone-in chicken wings was $1.80 in Year to Date 2013 compared with $1.93 in Year to Date 2012.

Compensation cost increased by $8.1 million or 62.8% to $20.9 million in Year to Date 2013 from $12.8 million in Year to Date 2012. This increase was primarily due to more restaurants being operated in 2013. Compensation as a percentage of sales increased to 26.0% in Year to Date 2013 from 25.0% in Year to Date 2012, primarily due to temporary labor inefficiencies related to our accelerated growth.

Occupancy cost increased by $1.9 million or 68.8% to $4.7 million in Year to Date 2013 from $2.8 million in Year to Date 2012.  This increase was primarily due to more restaurants being operated in 2013.  Occupancy cost as a percentage of sales increased to 5.9% in Year to Date 2013 from 5.4% in Year to Date 2012 due to higher lease rates associated with the acquisition in September 2012 and the new restaurants opened after Third Quarter 2012.

Other operating costs increased by $5.9 million or 57.9% to $16.1 million in Year to Date 2013 from $10.2 million in Year to Date 2012.  This increase was primarily due to more restaurants being operated in 2013.  Other operating costs as a percentage of sales increased to 20.0% in Year to Date 2013 from 19.9% in Year to Date 2012.

General and administrative cost increased by $730,324 or 16.9% to $5.1 million in Year to Date 2013 from $4.3 million in Year to Date 2012.  This increase was primarily due to increased marketing and advertising expenditures, hiring of personnel critical to our growth, and expenses associated with uplisting to the NASDAQ stock exchange.  General and administrative cost as a percentage of sales decreased to 6.3% in Year to Date 2013 from 8.4% in Year to Date 2012 due to the leverage from higher sales volume.

Pre-opening cost increased by $1.5 million or 271.6% to $2.0 million in Year to Date 2013 from $547,876 in Year to Date 2012.  The increase in pre-opening costs was due to the timing and overall cost to build and open new restaurants during the period.  The Company opened six new restaurants, one of which was a relocation, and five additional restaurants in the construction phase, during Year to Date 2013 compared with opening only one restaurant in Year to Date 2012 and being in the construction phase on seven restaurants during Year to Date 2012.  Pre-opening cost as a percentage of sales increased to 2.5% in Year to Date 2013 from 1.1% in Year to Date 2012.

Depreciation and amortization cost increased by $2.6 million or 89.0% to $5.5 million in Year to Date 2013 from $2.9 million in Year to Date 2012.  This increase was primarily due to more restaurants being operated in 2013.  Depreciation and amortization cost as a percentage of sales increased to 6.9% in Year to Date 2013 from 5.7% in Year to Date 2012.

Loss on disposal of property and equipment increased by $53,734 or 179.3% to $83,711 in Year to Date 2013 from $29,977 in Year to Date 2012.  This increase was primarily due to non-recurring property and equipment disposals in the current year. Loss on disposal of property and equipment as a percentage of sales was 0.1% in Year to Date 2013 and Year to Date 2012.

INTEREST AND TAXES

Interest expense was $320,798 and $277,919 during Third Quarter 2013 and Third Quarter 2012, respectively.  Interest expense was $1.4 million and $843,563 during Year to Date 2013 and Year to Date 2012, respectively.  The increase is associated with the $63.0 million senior secured credit facility with RBS Citizens, N.A. (the “April 2013 Senior Secured Credit Facility”), which was effective on April 15, 2013 and includes a write-off of loan fees for $76,408.  Additionally, increased borrowings for new restaurant development in 2013 was a contributing factor.

For Third Quarter 2013, we booked an income tax benefit of $14,444 compared to Third Quarter 2012 when an income tax benefit of $2,158 was recorded.  The effective tax rate of income before taxes was (26.1)% for Third Quarter 2013 versus (0.8)% for Third Quarter 2012.  The Third Quarter 2013 income tax benefit primarily relates to return to provision adjustments made during Third Quarter 2013.  For Year to Date 2013, we booked an income tax provision of $52,186 compared to Year to Date 2012 when an income tax provision of $333,387 was recorded.  The effective tax rate of income before taxes was 14.3% for Year to Date 2013 versus 27.1% for Year to Date 2012.

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

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. The net proceeds to DRH from the offering were $31.9 million, after deducting underwriting discounts, commissions, and other offering expenses. Refer to our Form S-1/A filed on April 15, 2013, for additional information.

We believe that the cash flow from operations, proceeds from the registered offering, and availability on our line of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

Cash flow from operations for Year to Date 2013 and Year to Date 2012 was $5.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2013, we estimate capital expenditures up to $27.0 million, down from $29.0 million.  The $2.0 million reduction is due to timing of real estate purchases, remodels and upgrades. Approximately 54.0% is for 2013 new restaurant openings (seven Bagger Dave’s and three DRH-owned BWW restaurants); 23.0% for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; 13.0% for restaurant remodels, upgrades, relocations and other general corporate purposes; and 10.0% for new restaurant openings scheduled for early 2014.

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

Opening new restaurants is the Company’s primary use of capital and is critical to its growth.  Our completed and planned new construction for 2013 includes:

●	Lapeer, Michigan (DRH-owned BWW) – opened in April 2013

●	Sault Ste. Marie, Michigan (DRH-owned BWW) – opened in May 2013

●	Grand Rapids, Michigan (Bagger Dave’s) – opened in May 2013

●	Avon, Indiana (Bagger Dave’s) – opened in July 2013

●	Traverse City, Michigan (Bagger Dave’s) – opened in September 2013

●	Terre Haute, Indiana (Bagger Dave’s) – opened in October 2013

●	Detroit, Michigan (Bagger Dave's) – scheduled to open in Q4 2013

●	Greenwood, Indiana (Bagger Dave’s) – scheduled to open in Q4 2013

●	Fort Wayne, Indiana (Bagger Dave’s) – scheduled to open in Q4 2013

●	Gaylord, Michigan (DRH-owned BWW) – scheduled to open in Q4 2013

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 29, 2013, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 29, 2013.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

3.2	Amended and Restated Bylaws (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated herein by this reference).

3.3

First Amendment to the Amended and Restated Bylaws (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2012, and incorporated herein by this reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: November 13, 2013	By: /s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)