Form 10-K
period 2013-12-29
Diversified Restaurant Holdings, Inc.
filed 2014-03-14
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 29, 2013

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

Large accelerated filer☐	Accelerated filer☑	Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $96.1 million based on the per share closing price of the Company's common stock as reported on the NASDAQ stock market on June 30, 2013.

The number of shares outstanding of the registrant's common stock as of March 10, 2014 was 26,164,868 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 22, 2014 are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

When used in this Form 10-K, the “Company” and “DRH” refers to Diversified Restaurant Holdings, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below. DRH is now an accelerated filer Under Rule 12b-2 of the Exchange Act. However, pursuant to Regulation SK Item 10, DRH is entitled to utilize the scaled disclosure requirements applicable to smaller reporting companies in this Form 10-K and its Proxy Statement for the 2014 Annual Meeting of Shareholders. As such, this Form 10-K contains, and our Proxy Statement for the 2014 Annual Meeting of Shareholder will contain, the scaled disclosures available to smaller reporting companies.

Cautionary Statement Regarding Forward-Looking Information

Some of the statements in the sections entitled “Business,” and “Risk Factors,” and statements made elsewhere in this Annual Report may constitute forward-looking statements.  These statements reflect the current views of our senior management team with respect to future events, including our financial performance, business, and industry in general.  Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

●	the success of our existing and new restaurants;

●	our ability to identify appropriate sites and develop and expand our operations;

●	changes in economic conditions, including continuing effects from the recent recession;

●	damage to our reputation or lack of acceptance of our brands in existing or new markets;

●	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

●	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

●	changes in food availability and costs;

●	labor shortages and increases in our compensation costs, including, as a result, changes in government regulation;

●	increased competition in the restaurant industry and the segments in which we compete;

●

the impact of legislation and regulations regarding nutritional information, new information or attitudes regarding diet and health, or adverse opinions about the health of consuming our menu offerings;

●	the impact of federal, state, and local beer, liquor, and food service regulations;

●	the success of our marketing programs;

●	the loss of key members of our management team;

●	inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

●	the impact of litigation;

●	the adequacy of our insurance coverage and fluctuating insurance requirements and costs;

●	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

●	our ability to obtain debt or other financing on favorable terms, or at all;

●	the impact of a potential requirement to record asset impairment charges in the future;

●	the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;

●	our ability to protect our intellectual property;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of any materially adverse changes in our federal, state, and local taxes;

●	our ability to main our relationship with our franchisor on economically favorable terms;

●	the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through the sale of our common stock; and

●	the effect of changes in accounting principles applicable to us.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.  Any forward-looking statements you read in this Annual Report reflect our views as of the date of this Annual Report with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  You should carefully consider all of the factors identified in this Annual Report that could cause actual results to differ.

ITEM 1.     BUSINESS

Business Overview

DRH is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 29, 2013, we had 55 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of these restaurants, 54 are corporate-owned and one is franchised by a third party.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a BWW franchisee and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became publicly owned by completing a self-underwritten initial public offering for $735,000 and 140,000 shares.    We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

Mr. Ansley has received various awards from Buffalo Wild Wings International, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,600 franchisee members and over 1,100 franchisor members.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), which includes AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan. Currently, there are a total 18 corporate-owned Bagger Dave’s (13 in Michigan and five in Indiana), and one franchised location in Missouri. The Company plans to operate between 55 and 65 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 36 DRH-owned BWW restaurants (18 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.   We remain on track to fulfill our area development agreement (“ADA”) with BWLD and expect to operate 49 DRH-owned BWW restaurants by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

The following organizational chart outlines the current corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.

DRH diversifiedrestaurantholdingsinc.

AMC Wings

AMC Group

Operational and Administrative Center

AMC Real Estate

Real Estate Holding Company

AMC Burgers

BWW Locations	
Indiana	4
Illinois	4
Florida	10
Michigan	18
Total	**36**

BD Locations	
Indiana	5
Michigan	13
Missouri[1]	1
Total	**19**

1 – franchisee location

AMC was formed on March 28, 2007 and serves as our operational and administrative center.  AMC renders management, operational support, and advertising services to WINGS, BURGERS, REAL ESTATE and their subsidiaries.  Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants. We are economically dependent on retaining our franchise rights with BWLD. The franchise agreements have specific initial term expiration dates ranging from March 9, 2020 through December 10, 2033, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from October 5, 2020 through December 6, 2048. We believe we are in compliance with the terms of these agreements.

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

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes five properties, three of which are Bagger Dave’s restaurants and two of which are DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034.  Our telephone number is (248) 223-9160.  We can also be found on the internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.

Background

Restaurant Concepts

Bagger Dave’s Burger Tavern®

Launched in January 2008, Bagger Dave's is our first initiative to diversify our operations outside of the BWW concept by developing our own unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting, and entertaining atmosphere through friendly and memorable guest experience. Currently, there are 18 corporate-owned restaurants (13 in Michigan and five in Indiana), and one franchised location in Missouri.

Bagger Dave’s specializes in custom-built proprietary fresh prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, hand-dipped milk shakes, salads, black bean turkey chili, and much more, delivered in a warm, hip atmosphere with friendly "full" service. The concept differentiates itself from other full-service casual dining establishments by the absence of walk-in freezers and microwaves, substantiating our fresh food offerings. The concept focuses on local flair of the city in which the restaurant resides by showcasing historical photos. It also features an electric train that runs above the dining room and bar areas.

The guiding principle of the Bagger Dave’s brand is to delight guests through fresh food offerings, exceptional service, and an entertaining atmosphere.   The menu is a-la-carte and focuses on hot sandwiches and sides. Signature items are burgers and fries. Burgers are offered with a choice of four proteins; USDA, fresh premium prime-rib recipe beef (offered in 8oz patty or 4oz patty), Michigan ground turkey, farm-raised, cage-free grilled chicken breasts and black bean patties. Guests can choose from our list of burgers including the Train Wreck Burger®, the Blues Burger®, and Tuscan Chicken. Guest can also choose to “Create Your Own” which allows them to totally customize their experience by choosing from a variety of proteins, buns, cheeses, house-recipe sauces presenting bold and exciting new flavors, premium toppings such as bacon, egg, guacamole, and a variety of complementary toppings, such as sautéed mushrooms and onions, barbecue sauce, steak sauce, and other standard condiments.

To further customize their experience, guests can choose from a selection of sides including fresh-cut potato fries, fresh-cut sweet potato chips, Amazingly Delicious Turkey Black Bean Chili® and our fresh, made-to-order Twisted Mac “N’ Cheese. The fries are cut in-house from domestic Northeastern potatoes and cooked in a cottonseed soy bean specialty oil, using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs. The Company also offers Dave’s Sweet Potato Chips®, a Bagger Dave’s specialty using fresh-cut premium sweet potatoes from North Carolina.  Guests can choose from our own signature dipping sauces to complement their order of fresh-cut fries or sweet potato chips. Since our fryers are dedicated to potatoes and there are no breaded, frozen products offered at Bagger Dave’s, our potato fries and sweet potato chips are gluten free.

Beyond burger offerings, Bagger Dave’s offers other entrees such as a Tomato-Basil-Onion Grilled Cheese sandwich, a California BLT sandwich, Dave’s Signature Italian Beef sandwich, and entrée sized chopped salads with grilled chicken. Bagger Dave’s also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins, adult shakes, sommelier-selected wines and a full selection of liquors. For fiscal year 2013, our average Bagger Daves’s restaurant derived approximately 86.1% of its revenue from food and 13.9% of its revenue from alcohol sales, primarily draft beer.

To reinforce the Bagger Dave’s name and brand, our fresh-cut fries and sweet potato-chips are served in natural, brown bags decorated with our logo and served in a cake tin.

Buffalo Wild Wings

With 36 DRH-owned BWW restaurants (18 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan, DRH is one of the largest BWLD franchisees. As of December 29, 2013, BWLD reported nearly 1,000 BWW restaurants in North America that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, craveable menu items in a welcoming neighborhood atmosphere with an extensive multimedia social environment, a full bar, and an open layout designed to create a distinctive dining experience for sports fans and families alike. We believe the restaurants are differentiated by the social environment we create and the connection the restaurants make with our team members, guests, and the local community. The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes. Guests have the option of watching various sporting events on projection screens or approximately 50 additional televisions, competing in Buzztime Trivia, or playing video games.

BWW restaurants have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. We believe the BWW menu is competitively priced between the quick-casual and casual dining segments. The menu features traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers, and salads.  The made-to-order menu items are enhanced by the bold flavor profile of 16 signature sauces and five signature seasonings, which range in flavor from Sweet BBQ® to Blazin’®.  The restaurants offer approximately 12 to 24 domestic and imported beers on tap, including several local or regional microbrews and a wide selection of bottled beer, wine, and liquor.  We believe the award-winning food and memorable experience drives guest visits and loyalty.  For fiscal year 2013, our average DRH-owned BWW restaurant derived approximately 79.4% of its revenue from food and 20.6% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

One of our guiding principles is that a happy team member translates into a happy guest.  A happy guest drives repeat sales and word-of-mouth referrals – two key factors that are fundamental to our sales growth strategy.  We believe that our core areas of expertise include site selection, development, management, quality guest service, and operations.  We plan to grow by increasing the number of restaurants in each of the two concepts we currently offer.  We target opening a minimum of 10 new restaurants per year.  New restaurant growth will be weighted towards Bagger Dave’s locations for the foreseeable future.

We ended our fiscal year 2010 with three Bagger Dave’s restaurants.  By the end of fiscal year 2011, we doubled our Bagger Dave’s restaurants to six locations, which grew to 18 corporate-owned locations and one franchised location as of March 14, 2014.  We believe that we are well positioned to grow throughout the Midwest and ultimately nationally.  We expect to open additional restaurants if suitable locations are found and appropriate financing can be secured.  We plan to operate between 55 and 65 Bagger Dave’s corporate locations by the end of 2017.

We currently operate 36 DRH-owned BWW restaurants: 18 in Michigan, 10 in Florida, four in Illinois, and four in Indiana. We have opened 21 DRH-owned BWW restaurants in fulfillment of our 32-store ADA with BWLD. The remaining 11 restaurants under the ADA, and with two additional franchise agreements, we expect to operate 49 BWW restaurants by 2017, exclusive of potential acquisitions of additional BWW restaurants.

A center point in our expansion plan was opening the largest BWW, by square-footage, in downtown Detroit, Michigan, on December 23, 2012, to take advantage of the energy and positivity surrounding the revitalization and rebuilding of downtown Detroit.  It occupies two stories in the Odd Fellow Building and is within walking distance of Ford Field, Comerica Park, and Joe Louis Arena.   According to a New York Times article published on July 11, 2011, in the last 10 years, Downtown Detroit has experienced a 59.0% increase in the number of college-educated residents under the age of 35, creating a culture of trendy bars and restaurants.  Also driving the revitalization efforts is Detroit’s “15 by 15” initiative, a program focused on getting 15,000 young and talented households to move Downtown by 2015. To compliment this location and further take advantage of the growth of downtown Detroit, a new, three-story Bagger Dave’s was opened adjacent to this BWW in November of 2013.

Site Selection

We conduct extensive analysis to determine the location of each new restaurant. We consider proximity to businesses (office buildings, movie theaters, manufacturing plants, hospitals, etc.) and leveraging high-traffic venues as a key success criteria for our business.

For our restaurants, we prefer a strong end-cap position, which is a premier, highly visible corner positioning in a strip center, in a well-anchored shopping center or lifestyle entertainment center.  Movie theaters are also a major traffic driver for our brands.  Six of our DRH-owned BWW locations are directly beside or in front of a movie theater. We also seek to develop freestanding locations if the opportunity meets certain economic criteria. Currently, we operate 19 restaurants located in stand-alone buildings.

Restaurant Operations

We believe that retaining high quality restaurant managers, valuing our team members, and providing fast, friendly service to our guests are key to our continued success.  In order to retain our unique culture as we grow, we devote substantial resources to identifying, selecting, and training our restaurant-level team members.  We typically have six in-store trainers at each existing location who provide both front- and back-of-house training on site.  We also have a seven-week training program of our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During their training, managers observe our established restaurants’ operations and guest interactions.  We believe our focus on guest-centric training is a core aspect of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our corporate culture are cleanliness, service, and organization. Our restaurants are generally staffed with one managing partner and up to six assistant managers depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture.  We utilize regional managing partners to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team.  Through regular visits to the restaurants and constant communication with the management team, the regional managing partners ensure adherence to all aspects of our concept, strategy, and standards of quality.  We also have secret shoppers that visit our restaurants on a monthly basis and provide guest satisfaction scores for the criteria we define.

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

We offer an incentive program which we believe is very competitive in the restaurant industry.  Aside from competitive base salaries and benefits, management is incentivized with a performance-based bonus program.  We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a discretionary matching contribution feature, a tuition reimbursement program, a referral bonus program, and opportunities for career advancement.

We emphasize growth from within the organization as much as possible, giving our team members the opportunity to develop and advance.  We believe this philosophy helps build a strong, loyal management team with above-industry-standard team member retention rates, giving us an advantage over our competitors.  We strive for a balance of internal promotion and external hiring.

Restaurants

Our typical Bagger Dave's restaurants range in size from 3,800 to 6,100 square feet, with a historical square foot average of about 4,300. We anticipate future restaurants will be approximately 4,000 to 4,500 square feet in size, plus an outside seating area where feasible. We anticipate an average cash investment per restaurant of approximately $950,000 to $1.2 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital. We plan to continue development of this concept in the Michigan and Indiana markets in 2014 and expand throughout the Midwest.

Our typical DRH-owned BWW restaurants range in size from 5,300 to 13,500 square feet, with a historical square foot average of about 6,400. We anticipate that future restaurants will range in size from 5,500 to 6,500 square feet with an average cash investment per restaurant of approximately $1.8 million to $2.5 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.

We have a continuous capital improvement plan for our restaurants and plan major renovations every five years to seven years. For a more detailed discussion of our capital improvement plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and specifically, the subsections entitled “Liquidity and Capital Resources; Expansion Plans”.

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times.

Purchasing for DRH-owned BWW restaurants is primarily through channels established by BWLD corporate operations.  We do, however, negotiate directly with most of these channels as to price and delivery terms.  When we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices.  For Bagger Dave’s, we believe that we have been able to leverage our DRH-owned BWW purchasing power to develop supply sources at a more reasonable cost than would be expected for a smaller restaurant concept.

To maximize our purchasing efficiencies, our centralized purchasing staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price contracts.

Marketing and Advertising

In fiscal year 2013, we spent approximately 2.0% of all restaurant sales on marketing efforts.  In addition, charitable donations and local community sponsorships help us develop local public relations and are a major component of our marketing efforts.  We support programs that build traffic at the grass roots level.  We also participate in numerous local restaurant marketing events for both DRH-owned BWW and Bagger Dave’s throughout the communities we serve.

Bagger Dave’s

The advertising and marketing plan for developing the Bagger Dave’s brand relies on local media, menu specials, promotions, and community events. We are also building our marketing reach with our current guests by enhancing our social media presence.  We attribute a large part of our Bagger Dave’s growth through word-of-mouth.

BWW

We pay a marketing fee to BWLD equal to 3.0% of revenue, which is supported by national advertising designed to build brand awareness. Some examples include television commercials on ESPN and CBS during key games for the NFL, MLB, NBA, and March Madness NCAA basketball tournaments. In addition, we invest in our own marketing initiatives, including 0.5% of DRH-owned BWW revenue which is allocated to a regional cooperative of BWW franchisees in the Detroit metropolitan area (for those DRH-owned BWW restaurants in the Detroit metropolitan area). We established the DRH-owned BWW restaurants in the Florida and Michigan markets through coordinated local restaurant marketing efforts and operating strengths that focus on the guest experience.

Information Systems and Technology

We believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis, and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated to our corporate office through a web-based above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information, and improve administrative productivity. In 2012, we launched online ordering for our Bagger Dave’s restaurants. Recently, we launched table side ordering devices that allows servers to create orders and send orders to the kitchen while standing with the customer. We believe this will help decrease serving time and increase customer turnover and satisfaction since these devices also accommodate credit card swipes so that the card never has to leave the customer’s sight.

We are constantly assessing new technologies to improve operations, back-office processes, and overall guest experience. This includes the implementation of mobile payment options, advanced programming of kitchen display units, tablet-based wait-listing applications, and a mobile-based loyalty program.

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

Trademarks, Service Marks, and Trade Secrets

The BWW registered service mark is owned by BWLD.

Our domestically-registered trademarks and service marks include Bagger Dave’s Burger Tavern®, Sloppy Dave’s BBQ®, Railhouse Burger Sauce®, The Blues Burger®, Train Wreck Burger®, Dave’s Sweet Potato Chips®, Meaningless Free Toppings®, Sloppy Dave’s Fries®, and Amazingly Delicious Turkey Black Bean Chili®.  We place considerable value on our trademarks, service marks, trade secrets, and other proprietary rights and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s® restaurant concept.  We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts.  Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand.

Government Regulations

The restaurant industry is subject to numerous federal, state, and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, nutrition labeling requirements, fire codes, zoning, and building requirements and to periodic review by state and municipal authorities for areas in which the restaurants are located.  Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell beer, wine, and liquor and each restaurant requires food service licenses from local health authorities.  Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our team members of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of team members or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing, and inventory control.  In order to reduce this risk, restaurant team members are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.  We have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

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

Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject, in certain states, to “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations.  Even though we carry liquor liability insurance, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

ITEM 1A.     RISK FACTORS

This Form 10-K, including the discussions contained in Items 1 and 7, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Future growth in our revenue and profits will depend on our ability to maintain or grow sales and efficiently manage costs in our existing and new restaurants.  Currently, we have 18 corporate-owned and one franchised Bagger Dave’s restaurant and 36 DRH-owned BWW restaurants.  The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concepts in other locations.  Additionally, the success of one restaurant concept may not be indicative or predictive of the success of the other.

The success of our restaurants depends principally upon generating and maintaining guest traffic, loyalty, and achieving positive margins.  Significant factors that might adversely affect guest traffic and loyalty and profit margins include:

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

We May Not Be Successful When Entering New Markets

When expanding the Bagger Dave's and BWW concepts, we will enter new markets in which we may have limited or no operating experience.  There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new restaurants.  The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the Bagger Dave's and BWW brands.  New restaurants typically require several months of operation before achieving normal levels of profitability.  When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

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

We May Suffer Negative Consequences if New Restaurants Do Not Open in a Timely Manner

If we are unable to successfully open new restaurants in a timely manner, our revenue growth rate and profits may be adversely affected.  We must open restaurants in a timely and profitable manner to successfully expand our business.  In the past, we have experienced delays in restaurant openings and we may face similar delays in the future.  These delays may trigger material financial penalties assessed against us by BWLD as provided in our ADA.  These delays may also not meet market expectations, which may negatively affect our stock price.  Our ability to expand successfully and in a timely manner will depend on a number of factors, many of which are beyond our control.  A few of the factors are listed below:

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

The Loss of Key Executives Could Affect Our Performance

Our success depends substantially on the contributions and abilities of key executives and other team members.  The loss of any of our executive officers could jeopardize our ability to meet our financial targets.  In particular, we are highly dependent upon the services of T. Michael Ansley, David G. Burke, and Jason T. Curtis.  We do not have employment agreements with these individuals or any of our other team members.  Our inability to retain the full-time services of any of these people or to attract other qualified executives could have an adverse effect on us, and there would likely be a difficult transition period in finding suitable replacements for any of them.

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

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, ground beef, and potatoes.  Our food, beverage, and packaging costs could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability.  Additionally, if there is a significant rise in the price of chicken wings or ground beef, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing and beef prices, our operating results could be adversely affected.  We also depend on our franchisor, BWLD, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost.  Chicken wing prices per pound averaged $1.76 in 2013, $0.21 lower than the average of $1.97 in 2012.  BWLD currently purchases and secures for its franchisees chicken wings at market price.

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

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings.  These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.  For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants.  The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect, which may be as early as 2014.  Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements.  Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another.  The effect of such labeling requirements on consumer choices, if any, is unclear at this time.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits.  The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

Actions by Our Franchisor Could Negatively Affect Our Business and Operating Results

We are economically dependent on retaining our franchise rights with BWLD. Our DRH-owned BWW restaurant operations depend, in part, on decisions made by our franchisor, including changes of distributors, food menu items and prices, policies and procedures, and advertising programs. Business decisions made by BWLD could adversely impact our operating performance and profitability. Under our ADA, BWLD has the right to immediately terminate the ADA if, among other things, we are unable to comply with the development schedule or if one of the Franchise Agreements entered into pursuant to the area ADA is terminated. Termination of the ADA could adversely affect our growth strategy and, in turn, our financial condition. Additionally, the ADA and the individual Franchise Agreements provide BWLD with the authority to approve the location selected for our future BWLD franchises, as well as approve the design of the individual restaurant. BWLD must give its consent prior to the opening of a new BWW restaurant and, once the restaurant is open, we are subject to various operational requirements, including the use of specific suppliers and products. Delays in the approval of our locations or pre-opening approval, as well as changes to the operational requirements, may impact our operating performance.

Our Operating Results May Fluctuate Due to the Timing of Special Events

Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants, including those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League, and National Collegiate Athletic Association.  Interruptions in the viewing of these professional sporting league events due to strikes or lockouts may impact our business and operating results.  Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite, and cable networks.  Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional, and local sporting and other events in the geographic regions in which we currently operate.

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of the date of December 29, 2013, 48 of our 54 corporate-owned restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases.  Some leases are subject to renewals which could involve substantial increases.  Additionally, a few leases require contingent rent based on a percentage of gross sales.   When our leases expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

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

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Florida, Illinois, Indiana, and Michigan.  As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations.  In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates, and the overall economic crisis than other geographic areas.  In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts, or other natural or man-made disasters have occured.  In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.  As of December 29, 2013, approximately 81.5% of our total restaurants are located in Illinois, Indiana and Michigan, which are particularly susceptible to snowfall, and approximately 18.5% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

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

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2013, approximately 20.2% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages.  Our restaurants sell alcoholic beverages, as such, we are required to comply with the alcohol licensing requirements of the federal government, states, and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages.  If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Our Ability to Raise Capital in the Future May Be Limited, Which Could Adversely Impact Our Business

Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or compensation costs, increased property expenses, acceleration of our expansion plans, or other events, including those described in this Annual Report, may cause us to seek additional debt or equity financing on an accelerated basis.  Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and the results of operations.  Additional equity financing, if available, may be dilutive to the holders of our common stock.  Debt financing may involve significant cash payment obligations, covenants, and financial ratios that may restrict our ability to operate and grow our business.

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

An Impairment in the Carrying Value of Our Fixed Assets, Intangible Assets or Goodwill Could Adversely Affect Our Financial Condition and Consolidated Results of Operations

Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 29, 2013, approximately 66.8% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen.  While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

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

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. We also are initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that terminates on May 31, 2014, with two options to extend the lease for a period of two years each. As of March 14, 2014, we operated 54 Company-owned restaurants, 48 of which are leased properties. The majority of our leases are for 10- and 15-year terms, and have options to extend the terms. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own the underlying land for six of our operating locations: one in Florida (BWW), three in Michigan (two BWW and one Bagger Dave’s), and two in Indiana (Bagger Dave’s). Our Berkley and Detroit, Michigan Bagger Dave's restaurants are rented from a related party. We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of December 29, 2013, we operate restaurant properties for 31 locations in Michigan, 10 locations in Florida, nine locations in Indiana, and four locations in Illinois. Our typical BWW restaurants range in size from 5,300 square feet to 13,500 square feet and our typical Bagger Dave’s restaurants range in size from 3,800 square feet to 6,100 square feet. The majority of our restaurants are located in end-cap positions in strip malls, with a few being inline; 19 of our restaurants are situated in a stand-alone building.

ITEM 3.        LEGAL PROCEEDINGS

Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from guests or team members alleging illness, injury or other food quality, health or operational concerns. These types of litigation, most of which are covered by insurance, have not had a material effect on the Company, and as of the date of this Annual Report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

 PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 23, 2013, the date of our follow-on offering, the Company's common stock is listed on the NASDAQ Capital Market under the symbol “BAGR”.   Our common stock was previously traded on the OTCQB where there was a history of minimal and relatively inactive public market for our stock.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 29, 2013 and December 30, 2012 as reported by NASDAQ and OTCQB:

	2013		2012
	High	Low	High	Low
First Quarter	$4.11	$3.95	$4.90	$3.00
Second Quarter	8.31	4.00	5.00	3.10
Third Quarter	8.24	6.03	5.00	3.75
Fourth Quarter	7.90	4.77	5.00	3.50

Trading during Q1 2013 and Fiscal 2012 was very limited and sporadic while our stock was traded on the OTCQB. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions.

Holders

As of March 14, 2014, there were approximately 425 record holders of 26,164,868 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on the information we obtained from our transfer agent, Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey, 07016, there were approximately 1,222 holders of our common stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have not declared or paid any cash dividends on our common stock. It is our policy to preserve cash for development and other working capital needs. Currently, DRH does not have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs, and plans for expansion.

Equity Compensation Plan Information

The following table sets forth information, as of December 29, 2013, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]		$	N/A	606,833

Equity compensation plans not approved by security holders [2]	210,000		$2.50	N/A

1 In 2011, our Board of Directors and Stockholders approved the Stock Incentive Plan of 2011 (the “2011 Incentive Plan”) authorizing the grant of equity-based incentives to employees.  The 2011 Incentive Plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.

2 On July 31, 2010, the Company granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options vest ratably over a three-year period and expire six years from issuance. The options can be exercised at a price of $2.50 per share.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this document.  The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this document.

Overview

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company” or “we”) is a fast-growing, multi-concept restaurant company operating two complementary concepts: Bagger Dave’s Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”). As the developer, operator and franchisor of Bagger Dave’s and one of the largest franchisees of BWLD, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and BWW are uniquely positioned restaurant brands designed to maximize guest appeal.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. Currently, we have 55 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of those restaurants, 54 are corporate-owned and one is franchised by a third party.

Our Growth Strategies and Outlook

Our strategy is comprised of the following key growth components:

●	pursue disciplined restaurant growth through organic expansion and acquisition;

●	deliver comparable restaurant sales growth by providing our guest with an exceptional experience and executing effective marketing and advertising strategies; and

●	leverage our infrastructure to grow profit margins

We have an established growth pipeline and a disciplined strategy for opening new restaurants that includes aggressive new unit development for Bagger Dave’s and the fulfillment of our current franchise agreement with Buffalo Wild Wings International, Inc. ("BWLD") by opening an additional 13 restaurants in our current markets.  We believe our greatest growth opportunity is in the development of the Bagger Dave’s footprint throughout the Midwest and our priority will be to open corporate-owned locations in markets where we have existing infrastructure.  The Company had 10 new store openings and one relocation in 2013. Over the next four years, we expect to open between 37 and 47 new corporate-owned Bagger Dave’s restaurants and 13 new DRH-owned BWW restaurants (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, ticket times, guest satisfaction, hourly compensation costs, and food, beverage, and packaging costs.

We also use the following key performance indicator in evaluating restaurant performance:

●

Comparable Restaurant Sales. We consider a restaurant to be comparable following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales can also reflect changes in guest count trends and changes in average check.

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2009 through 2013. From our inception in 2006, we managed, but did not own, nine BWW restaurants, which we acquired in February 2010. Comparative results for 2009 are a consolidation of owned and managed restaurants based on the accounting of an acquisition of entities under common control.

	2013		2012	2011	2010	2009
Beginning of year
DRH-owned BWW	33		22	19	7	6
Bagger Dave’s	11		6	3	2	2
Franchised restaurants	1		-	-	-	-
BWW Acquisitions / affiliate restaurants under common control	-		-	-	9	9
Summary of restaurants open at the beginning of year	45		28	22	18	17

Openings:
DRH-owned BWW	3	(1)	3	3	3	1
Bagger Dave’s	7		5	3	1
Franchised restaurants	-		1	-	-	-
BWW Acquisitions	-		8		-	-
Closures	-		-	-	-	-
Total restaurants	55		45	28	22	18
Relocations	1		-	-	-	-

(1)	DRH-owned BWW openings do not include restaurant relocation(s).

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Fiscal year 2013 ended on December 29, 2013, comprised 52 weeks, fiscal year 2012 ended on December 30, 2012, comprised 53 weeks, and fiscal year 2011 ended December 25, 2011, comprised 52 weeks.

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

Pre-Opening Costs.  Restaurant pre-opening costs consist of expenses incurred to open a new restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, team member payroll, and related training costs for new team members. Restaurant pre-opening expenses also include rent recorded during the period between date of possession and the restaurant opening date. In addition, the Company includes restaurant labor cost that exceed the historical average for the first three months of restaurant operations that are attributable to training and initial staff turnover.

Depreciation and Amortization.   Depreciation and amortization includes depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.

Interest Expense.  Interest expense consists primarily of interest on our outstanding indebtedness and the amortization of our debt issuance costs, reduced by capitalized interest.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal year ended December 29, 2013, December 30, 2012, and December 25, 2011 with each line item in dollars and as a percentage of revenue.

	Fiscal Years-Ended

	2013	2012	2011

Total revenue	100.0%	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	30.0%	31.1%	28.8%
Compensation costs	25.8%	25.1%	25.1%
Occupancy	5.9%	5.5%	5.4%
Other operating costs	19.9%	19.4%	19.5%
General and administrative expenses	6.7%	8.5%	8.3%
Pre-opening costs	3.0%	2.3%	1.2%
Depreciation and amortization	7.3%	5.9%	5.7%
Loss on disposal of property and equipment	0.1%	0.1%	0.1%
Total operating expenses	98.7%	98.0%	94.1%

Operating profit	1.3%	2.0%	5.9%

Change in fair value of derivative instruments	0.0%	-0.0%	-0.4%
Interest expense	-1.6%	-1.7%	-1.9%
Other income, net	0.2%	0.0%	0.6%

Income (loss) before income taxes	-0.1%	0.3%	4.2%

Income tax provision (benefit)	-0.2%	0.0%	1.0%

Net income	0.1%	0.3%	3.2%

Less: (Income) attributable to noncontrolling interest	0.0%	-0.1%	-0.3%

Net income attributable to DRH	0.1%	0.2%	-2.9%

FISCAL YEAR 2013 COMPARED WITH FISCAL YEAR 2012

Revenue

Total revenue for Fiscal Year 2013 was $108.9 million, an increase of $31.4 million, or 40.6%, over revenue generated during Fiscal Year 2012.  The increase was attributable to $14.9 million from newer restaurants not meeting the criteria for same-store-sales, 11 of which opened in 2013 (seven Bagger Dave’s restaurants and four BWW restaurants), $13.4 million in sales from the acquisition of eight BWW locations in late September 2012, and $3.1 million from same-store-sales growth. Same-store-sales are defined as the year-over-year change in restaurant sales and are only applicable for restaurants that have operated for at least eighteen months.

Operating Expenses

Food, beverage, and packaging costs increased by $8.6 million, or 35.7%, to $32.7 million in Fiscal Year 2013 from $24.1 million in Fiscal Year 2012 as a result of the increase in the number of restaurants and inflationary factors.  Food, beverage, and packaging cost as a percentage of sales decreased to 30.0% in Fiscal Year 2013 from 31.1% in Fiscal Year 2012 primarily due to lower bone-in chicken wing costs.  Average cost per pound for bone-in chicken wings decreased 10.7% to $1.76 in Fiscal Year 2013 from $1.97 in Fiscal Year 2012.

Compensation costs increased by $8.7 million, or 44.5%, to $28.1 million in Fiscal Year 2013 from $19.4 million in Fiscal Year 2012.  The increase was primarily due to the increase in staffing required for 10 new restaurants and eight acquired restaurants.  Compensation costs as a percentage of sales increased from 25.1% for Fiscal Year 2012 to 25.8% in Fiscal Year 2013 primarily due to a buildup of restaurant management labor necessary to effectively open a greater number of restaurants.

Occupancy costs increased by $2.1 million, or 48.7%, to $6.4 million in Fiscal Year 2013 from $4.3 million in Fiscal Year 2012 primarily due to the increase in the number of restaurants.  Occupancy cost as a percentage of sales increased to 5.9% in Fiscal Year 2013 from 5.5% in Fiscal Year 2012.

Other operating costs increased by $6.7 million, or 44.4%, to $21.7 million in Fiscal Year 2013 from $15.0 million in Fiscal Year 2012 primarily due to the increase in the number of restaurants.  Other operating costs as a percentage of sales increased to 19.9% in Fiscal Year 2013 from 19.4% in Fiscal Year 2012.

General and administrative expenses increased by $0.7 million, up 10.4%, to $7.3 million in Fiscal Year 2013 from $6.6 million in Fiscal Year 2012 due to increased marketing and advertising costs demanded by the increase in the number of new restaurants, enhancements to the corporate staff to support the Company’s growth plans, and non-recurring costs. General and administrative cost as a percentage of sales decreased to 6.7% in Fiscal Year 2013 from 8.5% in Fiscal Year 2012 due to the favorable leverage of general and administrative expenses over an expanded revenue base.

Pre-opening costs increased by $1.4 million, or 80.2%, to $3.2 million in Fiscal Year 2013 from $1.8 million in Fiscal Year 2012. The increase in pre-opening costs was due to the timing and costs to open new restaurants during Fiscal Year 2013.  The Company had 10 new store openings and one relocation in Fiscal Year 2013 versus eight store openings in Fiscal Year 2012. As a percentage of sales, pre-opening costs increased to 3.0% in Fiscal Year 2013 from 2.3% in Fiscal Year 2012.  The increase in percent of sales is a consequence of the increased number of new restaurant openings and an increased average pre-opening cost per restaurant primarily due to our two downtown locations - Detroit, Michigan Bagger Dave’s and Chicago, Illinois BWW.

Depreciation and amortization increased by $3.4 million, or 73.8%, to $8.0 million in Fiscal Year 2013 from $4.6 million in Fiscal Year 2012 primarily due to the increase in the total number of restaurants and larger percentage of stand-alone buildings which require significantly more capital (vs. leasing). Depreciation and amortization as a percentage of sales increased slightly to 7.3% in Fiscal Year 2013 from 5.9% in Fiscal Year 2012.

Loss on disposal of property and equipment increased by $31,465, or 166.5%, to $98,162 in Fiscal Year 2013 from $36,833 in Fiscal Year 2012.  The increase was primarily due to the Fiscal Year 2013 voluntary renovations, which resulted in the disposal of assets that were not yet fully depreciated.  Loss on disposal of property and equipment as a percentage of sales was 0.1% for both Fiscal Year 2013 and Fiscal Year 2012.

Interest and Taxes

Interest expense was $1.7 million and $1.3 million during the years ended December 29, 2013 and December 30, 2012, respectively.  Interest expense increased due to an increase in debt used for new restaurant development.

In Fiscal Year 2013, we booked an income tax benefit of $261,450 compared with Fiscal Year 2012, when we booked an income tax benefit of $167.   The increase in the benefit is primarily due to increased tip credits in 2013.

FISCAL YEAR 2012 COMPARED WITH FISCAL YEAR 2011

Revenue

Total revenue for Fiscal Year 2012 was $77.4 million, an increase of $16.7 million, or 27.6%, over revenue generated during Fiscal Year 2011.  The increase was attributable to $6.7 million from newer restaurants not meeting the criteria for same-store-sales, eight of which opened in 2012 (five Bagger Dave’s restaurants and three BWW restaurants), $4.1 million in sales from the acquisition of eight BWW locations in late September, and $5.9 million from same-store-sales growth (including the additional week).  Excluding the additional week for comparison, same-store-sales were up 7.6% for fiscal year 2012.

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

Occupancy costs increased by $1.0 million, or 30.3%, to $4.3 million in Fiscal Year 2012 from $3.3 million in Fiscal Year 2011 primarily due to the increase in the number of restaurants.  Occupancy cost as a percentage of sales increased slightly to 5.6% in Fiscal Year 2012 from 5.4% in Fiscal Year 2011.

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

General and administrative expenses increased by $1.6 million, up 31.1%, to $6.6 million in Fiscal Year 2012 from $5.0 million in Fiscal Year 2011 due to increased marketing and advertising costs demanded by the increase in the number of new restaurants, enhancements to the corporate staff to support the Company’s growth plans, and non-recurring costs, most of which are related to the acquisition of eight BWW restaurants in September 2012.  General and administrative cost as a percentage of sales increased to 8.5% in Fiscal Year 2012 from 8.3% in Fiscal Year 2011.  Excluding non-recurring costs, general and administrative cost as a percentage of sales was approximately 8.4% in Fiscal Year 2012.

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

Interest and Taxes

Interest expense was $1.3 million and $1.1 million during the years ended December 30, 2012 and December 25, 2011, respectively. In conjunction with our term loan from RBS Citizens, N.A (“RBS”) in April 2012 and in September 2012, we paid off substantially all existing debt by refinancing it at a lower interest rate. Interest expense increased due to an increase in debt, offset by the refinancing of our existing debt at a lower rate.

In Fiscal Year 2012, we booked an income tax benefit of $167 compared with fiscal year 2011, when we booked an income tax provision of $586,086. The decrease in the provision was primarily due to the decrease in our pretax income and the generation of tax credits without regard to income.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility (“April 2013 Senior Secured Credit Facility”), which includes a $46.0 million term loan (the “April 2013 Term Loan”), $15.0 million development line of credit (the “April 2013 DLOC”), and $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Senior Secured Credit Facility is secured by a senior lien on all the Company’s assets. The Company used approximately $44.8 million of the April 2013 Senior Secured Credit Facility to repay substantially all of the Company’s outstanding debt. The April 2013 Term Loan is for a term of five years. The DLOC is for a term of five years and the RLOC is for a term of two years and they are convertible upon maturity into a term note. Amounts borrowed under the April 2013 Senior Secure Credit Facility bears interest at one-month LIBOR plus a LIBOR Margin which ranges between 2.5% and 3.4%, depending on the Company’s lease adjusted leverage ratio. On May 15, 2013, the Company paid down $10.0 million on the $46.0 million April 2013 Term Loan in satisfaction of its post-offering requirement to RBS to utilize up to 40.0% of the offering proceeds for such purpose. We plan to continue to fund up to 80.0% of the construction and start-up costs of new Bagger Dave’s and DRH-owned BWW restaurants with our development line of credit.

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. The net proceeds to DRH from the offering were $31.9 million, after deducting underwriting discounts, commissions, and other offering expenses. Refer to our Form S-1/A filed on April 15, 2013, for additional information.

We believe the cash flow from operations, proceeds from the registered offering, and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

Our capital requirements are primarily dependent upon the pace of our new restaurant growth plan.  The new restaurant growth plan is primarily dependent upon economic conditions, the real estate market, and resources to both develop and operate new restaurants.  In addition to new restaurants, our capital expenditure outlays are also dependent on costs for maintenance, facility upgrades, capacity enhancements, information technology, and other general corporate capital expenditures.

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the real estate market in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $950,000 to $1.2 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.8 million to $2.5 million (excluding potential tenant incentives).  We expect to spend approximately $200,000 to $250,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction needs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment, excluding real estate investment (which includes land and building), of less than four years.  Our current restaurant return ranges between two and a half and four years for our Bagger Dave’s and DRH-owned BWW restaurants.  The expected payback is primarily subject to how quickly we reach our target sales volume and the cost of construction.  Real estate purchases and building costs are excluded from our expected return since the majority of our restaurants are leased and purchased real estate is not a part of our core operations.  We separate the analysis and decisions on real estate projects from new restaurant projects, although we have no plans for independent real estate projects without an associated new restaurant opening.

Cash flow from operations for fiscal 2013, 2012, 2011 was $7.2 million, $7.6 million, and $6.6 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2014, we estimate capital expenditures to be between $33.0 million and $36.0 million. Approximately one half is for new restaurant openings; one third for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining for restaurant remodels, upgrades, relocations and other general corporate purposes.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our capital expenditures in 2014.  Our 2014 new restaurant development plan includes eight new Company-owned Bagger Dave’s, three new DRH-owned BWW, and two DRH-owned BWW relocations where we have either entered into a lease agreement or purchased real estate.  Most of these locations are currently under construction.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $500,000 (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five to seven years of operation and fully remodeled after approximately 10 years of operation.

Mandatory Upgrades

We had one mandatory remodel for a DRH-owned BWW locations in Fiscal Year 2013, which was completed in 2013 and funded with cash from operations. Similarly, we have one mandatory remodel for a DRH-owned BWW location in 2014 which will also be funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2013, the Company invested additional capital to provide minor upgrades to a number of its existing locations, all of which were funded by cash from operations. These improvements primarily consisted of audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades. For fiscal year 2014, we intend to relocate two DRH-owned BWW locations in lieu of remodels. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an area development agreement (“ADA”) in which the Company was to open 23 BWW restaurants within its designated "development territory”. On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of December 29, 2013, 21 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 49 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

Impact of Inflation

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

Restaurant construction in progress is not amortized or depreciated until the related assets are placed into service.  We capitalize, as restaurant construction in progress, costs incurred in connection with the design, build out, and furnishing of our restaurants. Such costs consist principally of leasehold improvements, directly related costs such as architectural and design fees, construction period interest (when applicable), and equipment, furniture and fixtures not yet placed in service.

We review property and equipment, along with other long-lived assets, subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred. During the years ended December 29, 2013 and December 30, 2012, there were no impairments recorded.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are amortized to operating expense on a straight-line basis over the term of the related underlying agreements or to approximate the effective interest method based on the following:

Franchise fees	10 - 20 years
Trademarks	15 years
Non-compete agreements	3 years
Favorable and unfavorable leases	lease term (7 - 15 years)
Loan fees	loan term (5 – 7 years)

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. During the periods ended December 29, 2013 and December 30, 2012, respectively, no impairments relating to intangible assets were recognized.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis, or whenever circumstances change in a way that could indicate an impairment may have occurred. We use the first day of the fourth quarter to test impairment.

The impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected sales, costs and cash expenditures, included an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publically traded companies with similar characteristics to the reporting units. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. All goodwill was considered recoverable as of December 29, 2013 based on our quantitative analysis that passed by a substantial margin.

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, net of deferred taxes and, accordingly, have no effect on Statement of Operations. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 3 to the accompanying notes to the consolidated financial statements for more detail.

Interest Rate Swap Agreements

We utilize interest rate swap agreements with a bank to fix interest rates on a portion of our portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  We do not use any other types of derivative financial instruments to hedge such exposures, nor do we use derivatives for speculative purposes.

Prior to the debt restructure on April 2, 2012, our interest rate swap agreements did not qualify for hedge accounting. As such, we recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The interest rate swap agreements in effect at December 29, 2013 and December 30, 2012 qualify for hedge accounting. For interest rate swap agreements that qualify for hedge accounting, we record the change in the fair value of the swap agreement as a component of accumulated other comprehensive income (loss), net of tax. We record the fair value of our interest rate swaps on the Consolidated Balance Sheet in other long-term assets or other long-term liabilities depending on the fair value of the swaps.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included at pages F-1 through F-23 of this Annual Report and are incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 29, 2013, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 29, 2013.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2013. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2013. Refer to page F-2 for management's report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Restaurant Holdings, Inc. and Subsidiaries

Southfield, Michigan

We have audited Diversified Restaurant Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diversified Restaurant Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report By Diversified Restaurant Holding, Inc.’s Management on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Diversified Restaurant Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 29, 2013 and December 30, 2012 and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 29, 2013 and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Troy, Michigan

March 14, 2014

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2014 (the “Proxy Statement”).

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Reports of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012

•	Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

•	Consolidated Statement of Comprehensive Income for the Fiscal Years Ended December 29, 2013, December 30, 2013, and December 25, 2011

•	Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

•	Notes to Consolidated Financial Statements

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

10.27	$48M Senior Secured Credit Facility with RBS Citizens, N.A., dated September 25, 2012 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed September 28, 2012)

10.28	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)

10.29	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)

10.30	$62M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, Wells Fargo Bank, N.A., as documentation agent, and the other banks party thereto, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 of our form 8-K filed April 15, 2013)

21.1	Subsidiaries of Diversified Restaurant Holdings, Inc.

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2014

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director
Chairman of the Board, and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T. Michael Ansley	Dated: March 14, 2014
T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer

/s/ David G. Burke	Dated: March 14, 2014
David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer, and Principal Accounting Officer

/s/ Jason T. Curtis	Dated: March 14, 2014
Jason T. Curtis Chief Operating Officer

/s/ Jay Alan Dusenberry	Dated: March 14, 2014
Jay Alan Dusenberry Secretary, Director

/s/ David Ligotti	Dated: March 14, 2014
David Ligotti Director

/s/ Gregory J. Stevens	Dated: March 14, 2014
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated: March 14, 2014
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated: March 14, 2014
Philip Friedman Director

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Restaurant Holdings, Inc. and Subsidiaries

Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 29, 2013 and December 30, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries at December 29, 2013 and December 30, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diversified Restaurant Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 14, 2014

 March 14, 2014

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 29, 2013. This assessment was based on criteria for effective internal control over financial reporting described in  Internal Control — Integrated Framework  (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 29, 2013, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

 The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page 35.

Diversified Restaurant Holdings, Inc.

/s/ T. Michael Ansley
T. Michael Ansley

Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ David G. Burke
David G. Burke

Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29 2013	December 30 2012
ASSETS
Current assets
Cash and cash equivalents	$9,562,473	$2,700,328
Investments	8,561,598	-
Accounts receivable	1,248,940	248,403
Inventory	1,017,626	809,084
Prepaid assets	555,144	447,429
Total current assets	20,945,781	4,205,244

Deferred income taxes	1,162,761	846,746
Property and equipment, net	58,576,734	40,286,490
Intangible assets, net	2,948,013	2,509,337
Goodwill	8,578,776	8,578,776
Other long-term assets	121,668	118,145
Total assets	$92,333,733	$56,544,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,416,092	$3,952,017
Accrued compensation	2,060,082	1,647,075
Other accrued liabilities	809,104	1,013,369
Current portion of long-term debt	8,225,732	6,095,684
Current portion of deferred rent	306,371	226,106
Total current liabilities	15,817,381	12,934,251

Deferred rent, less current portion	3,420,574	2,274,753
Unfavorable operating leases	759,065	849,478
Other liabilities - interest rate swap	327,561	430,751
Long-term debt, less current portion	38,047,589	38,551,601
Total liabilities	58,372,170	55,040,834

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,049,578 and 18,951,700, respectively, issued and outstanding	2,580	1,888
Additional paid-in capital	35,275,255	2,991,526
Accumulated other comprehensive loss	(245,364)	(284,294)
Accumulated deficit	(1,070,908)	(1,205,216)
Total stockholders' equity	33,961,563	1,503,904

Total liabilities and stockholders' equity	$92,333,733	$56,544,738

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 29 2013	December 30 2012	December 25 2011

Revenue	$108,886,139	$77,447,208	$60,707,475

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	32,719,254	24,117,399	17,486,880
Compensation costs	28,096,721	19,448,210	15,226,145
Occupancy costs	6,381,052	4,289,966	3,291,339
Other operating costs	21,675,473	15,008,171	11,854,581
General and administrative expenses	7,270,597	6,585,908	5,023,212
Pre-opening costs	3,230,122	1,792,168	714,330
Depreciation and amortization	7,974,481	4,587,310	3,479,360
Loss on disposal of property and equipment	98,162	36,833	31,465
Total operating expenses	107,445,862	75,865,965	57,107,312

Operating profit	1,440,277	1,581,243	3,600,163

Change in fair value of derivative instruments	-	(43,361)	(246,818)
Interest expense	(1,718,711)	(1,282,991)	(1,137,725)
Other income, net	151,292	20,081	366,497

Income (loss) before income taxes	(127,142)	274,972	2,582,117

Income tax provision (benefit)	(261,450)	(167)	586,086

Net income	$134,308	$275,139	$1,996,031

Less: (Income) attributable to noncontrolling interest	$-	$(95,040)	$(153,845)

Net income attributable to DRH	$134,308	$180,099	$1,842,186

Basic earnings per share	$0.01	$0.01	$0.10
Fully diluted earnings per share	$0.01	$0.01	$0.10

Weighted average number of common shares outstanding
Basic	23,937,188	18,949,556	18,902,782
Diluted	24,058,072	19,091,849	19,055,500

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	December 29 2013	December 30 2012	December 25 2011

Net income	$134,308	$275,139	$1,996,031

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $35,084, $146,457, and $0	68,106	(284,294)	-
Unrealized changes in fair value of investments, net of tax of $15,030, $0, and $0	(29,176)	-	-

Total other comprehensive income (loss)	38,930	(284,294)	-

Comprehensive income (loss)	173,238	(9,155)	1,996,031

Less: Comprehensive (income) attributable to noncontrolling interest	-	(95,040)	(153,845)

Comprehensive income (loss) attributable to DRH	$173,238	$(104,195)	$1,842,186

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Capital	Loss	Deficit)	Interest	(Deficit)
Balances - December 26, 2010	18,876,000	$1,888	$2,631,304	$-	$(3,096,017)	$338,640	$(124,185)

Issuance of restricted shares	60,400	-	-	-	-	-	-

Share-based compensation	-	-	139,773	-	-	-	139,773

Distributions from noncontrolling interest	-	-	-	-	-	(107,000)	(107,000)

Net income	-	-	-	-	1,842,186	153,845	1,996,031

Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$-	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	28,800	-	-	-	-	-	-

Forfeitures of restricted shares	(13,500)	-	-	-	-	-	-

Share-based compensation	-	-	220,449	-	-	-	220,449

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Elimination of noncontrolling interest	-	-	-	-	440,525	(440,525)	-

Cash paid in excess of book value of noncontrolling interest, net of taxes	-	-	-	-	(572,009)	-	(572,009)

Other comprehensive loss	-	-	-	(284,294)	-	-	(284,294)

Net income	-	-	-	-	180,099	95,040	275,139

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$-	$1,503,904

Issuance of restricted shares	145,575	-	-	-	-	-	-

Forfeitures of restricted shares	(57,108)	-	-	-	-	-	-

Sale of common stock from follow-on public offering, net of fees and expenses	6,900,000	690	31,906,990	-	-	-	31,907,680

Stock options exercised	104,638	2	74,997	-	-		74,999
						-
Employee stock purchase plan	4,773	-	23,452	-	-		23,452
						-
Share-based compensation	-	-	278,290	-	-	-	278,290

Other comprehensive income	-	-	-	38,930	-	-	38,930

Net income	-	-	-	-	134,308	-	134,308

Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$-	$33,961,563

 See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 29 2013	December 30 2012	December 25 2011

Cash flows from operating activities
Net income	$134,308	$275,139	$1,996,031
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,974,481	4,587,310	3,479,360
Write off of loan fees	76,407	141,329	-
Loss on disposal of property and equipment	98,162	36,833	31,465
Share-based compensation	278,290	220,449	139,773
Change in fair value of derivative instruments	-	43,361	246,818
Deferred income taxes	(336,223)	(133,287)	335,412
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(1,000,537)	(227,906)	(20,497)
Inventory	(208,542)	(141,547)	(262,706)
Prepaid assets	(107,715)	(210,434)	2,100
Other current assets	-	-	43,348
Intangible assets	(660,966)	(1,044,899)	(215,562)
Other long-term assets	(3,523)	(43,756)	5,710
Accounts payable	(497,999)	2,269,555	294,065
Accrued liabilities	208,742	1,250,112	321,220
Deferred rent	1,226,086	570,362	180,479
Net cash provided by operating activities	7,180,971	7,592,621	6,577,016

Cash flows from investing activities
Purchases of available-for-sale investments	(13,883,671)	-	-
Proceeds from sale of available-for-sale investments	5,278,048	-	-
Purchases of property and equipment	(25,345,370)	(15,675,329)	(8,215,522)
Acquisition of business, net of cash acquired	-	(14,686,575)	-
Cash paid in excess of book value on noncontolling interest	-	(866,681)	-
Net cash used in investing activities	(33,950,993)	(31,228,585)	(8,215,522)

Cash flows from financing activities
Proceeds from issuance of long-term debt	61,743,866	63,521,824	4,181,373
Repayments of long-term debt	(60,117,830)	(38,683,029)	(2,256,751)
Proceeds from sale of common stock, net of underwriter fees	32,006,131	-	-
Distributions from non-controlling interest	-	(40,000)	(107,000)
Net cash provided by financing activities	33,632,167	24,798,795	1,817,622

Net increase in cash and cash equivalents	6,862,145	1,162,831	179,116

Cash and cash equivalents, beginning of period	2,700,328	1,537,497	1,358,381

Cash and cash equivalents, end of period	$9,562,473	$2,700,328	$1,537,497

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and DRH-owned BWW are uniquely positioned restaurant brands designed to maximize appeal to our guests.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables consistent performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 29, 2013 we had 55 locations in Florida, Illinois, Indiana, Michigan, and Missouri.  Of these restaurants, 54 are corporate-owned and one is franchised by a third party.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center for those locations.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a BWW franchisee and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became publicly owned completing a self-underwritten initial public offering for $735,000 and 140,000 shares.    We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

Mr. Ansley has received various awards from Buffalo Wild Wings International, Inc. (“BWLD”), including awards for highest annual restaurant sales and operator of the year.  In September 2007, Mr. Ansley was awarded Franchisee of the Year by the International Franchise Association (“IFA”).  The IFA’s membership consists of over 12,600 franchisee members and over 1,100 franchisor members.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), which includes AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 18 corporate-owned Bagger Dave’s (13 in Michigan and five in Indiana) and one franchised location in Missouri. The Company expects to operate between 55 and 65 Bagger Dave’s corporate-owned locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 36 DRH-owned BWW restaurants (18 in Michigan, 10 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with BWLD and expect to operate 49 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

The following organizational chart outlines the current corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.

AMC was formed on March 28, 2007 and serves as our operational and administrative center. AMC renders management, operational support, and advertising services to WINGS, BURGERS, REAL ESTATE and their subsidiaries. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from March 9, 2020 through December 10, 2033, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from October 5, 2020 through December 6, 2048.  We believe we are in compliance with the terms of these agreements.

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

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes five properties, three of which are Bagger Dave’s restaurants and two of which are DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC").

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

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2013 ended on December 29, 2013, comprised 52 weeks, fiscal year 2012 ended on December 30, 2012, comprised 53 weeks, and fiscal year 2011 ended December 25, 2011, comprised 52 weeks.

Segment Reporting

The Company operates as two operating segments, Bagger Dave’s and BWW. The brands operate within the ultra-casual, full-service dining industry, providing similar products to similar customers. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Sales from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks. The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash and cash equivalents. The Company, at times throughout the year, may, in the ordinary course of business, maintain cash balances in excess of federally-insured limits. Management does not believe the Company is exposed to any unusual risks on such deposits.

Investments

The Company’s investment securities are classified as available for sale. Investments classified as available for sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available for sale securities are reported at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, net of taxes and, accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 3 for details.

Accounts Receivable

Accounts receivable primarily consist of contractually determined receivables for leasehold improvements and are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense or deferred rent as applicable.  There was no allowance for doubtful accounts necessary at December 29, 2013 and December 30, 2012.

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

Bagger Dave’s

The Company records Bagger Dave's gift card sales as a gift card liability when sold.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave's restaurants for the Company to record as of December 29, 2013, December 30, 2012 and December 25, 2011.

The Company's net gift card asset/liability was an asset of $58,793 and $78,818 as of December 29, 2013 and December 30, 2012, respectively.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash used by operating activities in the Consolidated Statements of Cash Flows.

Prepaids and Other Assets

Prepaid assets consist principally of prepaid insurance and contracts and are recognized ratably as operating expense over the period covered by the unexpired premium. Other assets consist primarily of security deposits on our operating leases.

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

The Company reviews property and equipment, along with other long-lived assets subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred. No impairment loss was recognized for years ended December 29, 2013 and December 30, 2012, respectively.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are amortized to operating expense on a straight-line basis over the term of the related underlying agreements or to approximate the effective interest method based on the following:

Franchise fees (years)	10	-	20
Trademarks (years)	15
Non-compete agreements (years)	3
Favorable and unfavorable leases (years)	lease term (7 – 15)
Loan fees (years)	loan term (5 – 7)

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded.

During the periods ended December 29, 2013 and December 30, 2012, respectively, no impairments relating to intangible assets were recognized.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At December 29, 2013 and December 30, 2012, we had goodwill of $8.6 million that was assigned to our Buffalo Wild Wings reporting units.

The impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected sales, costs and cash expenditures, included an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publically traded companies with similar characteristics to the reporting units. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. All goodwill was considered recoverable as of December 29, 2013 based on our quantitative analysis.

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, leases have an initial lease term of between 10 and 15 years and contain renewal options under which we may extend the terms for periods of two to 10 years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease, without consideration of renewal options. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any "rental holidays", "free rent periods", and "landlord incentives or allowances".

Revenue Recognition

Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

The Company’s existing Bagger Dave’s franchise agreement has a terms of 15 years. We provide the use of the Bagger Dave’s trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5.0% of a restaurant’s sales.

Advertising

Advertising expenses associated with contributions to the BWLD advertising fund (3.0% of net sales globally and 0.5% of net sales for certain cities) are expensed as contributed and all other advertising expenses are expensed as incurred. Advertising expenses were $2.8 million, $3.3 million and $2.7 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. Beginning in late 2012 the Company includes in pre-opening cost restaurant labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs were $3.2 million, $1.8 million, and $714,330 for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $1.1 million and $315,000 for fiscal year ended December 29, 2013 and December 30, 2012, respectively.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 29, 2013 and December 30, 2012.

Earnings Per Common Share

Earnings per share are calculated under the provisions of FASB ASC 260, Earnings per Share, which requires a dual presentation of "basic" and "diluted" earnings per share on the face of the Consolidated Statements of Operations. Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock awards contain nonforfeitable rights to dividends, making such awards participating securities.  The calculation of basic and diluted earnings per share uses an earnings allocation method to consider the impact of restricted stock.

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

Concentration Risks

Approximately 60.5%, 70.0%, and 76.0% of the Company's revenues for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively, were generated from food and beverage sales from restaurants located in Michigan.

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

Prior to the debt restructure on April 2, 2012 (see Note 7 for details), the interest rate swap agreements did not qualify for hedge accounting. As such, the Company recorded the change in the fair value of the swap agreements in change in fair value of derivative instruments on the consolidated statements of operations. The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 7 and Note 14 for additional information on the interest rate swap agreements.

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

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill, all of which is expected to be deductible for tax purposes. The results of operations of these locations are included in our Consolidated Statements of Operations from the date of acquisition.

The fair value of property and equipment acquired was determined primarily using the cost approach, which is based on the current cost to recreate or duplicate the assets less an appropriate allowance for depreciation from all causes; physical, functional, and economic. We estimated replacement cost new by using the indirect approach.  We applied equipment-specific cost indices published by Bureau of Labor Statistics – Producer Price Index to the historical cost of the assets to estimate replacement cost new.  To determine the depreciation allowance, we estimated the expected normal useful life of the asset and its respective age, also considering the current physical condition, current, and future utilization of the asset.  Based on this information, we developed a retirement relationship to age for the asset, determining physical depreciation derived from straight-line depreciation.  We then adjusted the replacement cost new, using this relationship to determine replacement cost new less depreciation.  Although we considered accounting for functional obsolescence of the assets, we did not apply a functional obsolescence deduction because the assets are functioning as originally designed for use.

The fair value of the liquor licenses acquired was determined by obtaining current market values for liquor licenses in the county in which our acquired restaurants are located.

The fair value of favorable and unfavorable operating leases was determined by calculating the present value of the differences between contracted rent (on a cost per square foot basis) to market rent for comparable properties over the term of the related leases.  The Company used a 12.0% discount rate in the present value calculation and the remaining lease terms ranged from seven to 16 years.  These favorable and unfavorable operating leases are amortized to rent expense over their respective lease terms.

The following table summarizes the unaudited pro forma financial information as if the acquisition had occurred at the beginning of the periods presented:

	December 30 2012	December 25 2011

Revenue	$90,485,351	$77,136,893

Net income (loss) attributable to DRH	(248,695)	1,620,346

Basic earnings (loss) per share	(0.01)	0.09

Diluted earnings (loss) per share	(0.01)	0.09

The Indiana and Illinois Entities generated $5.0 million in revenue and reported a net loss of $164,281 for the time period of September 25, 2012 to December 30, 2012.

The Company believes this acquisition expands the scope of our operations, adds a number of new markets to our existing footprint and strategically positions DRH for future expansion throughout the Midwest.   Long-term, we look to leverage this acquisition by expanding our Bagger Dave's concept within the same footprint, led by the opening of our first restaurant in Indiana.

On September 25, 2012, the Company also acquired 100.0% of the membership interests in the Ansley Group, LLC for approximately $2.5 million.  The purchase was approved by the Company's disinterested directors who determined that the purchase price was fair to the Company based upon an independent appraisal.  As a result, the Company acquired full ownership rights in the Clinton Township BWW restaurant.  The Ansley Group, LLC was owned by T. Michael Ansley and Thomas D. Ansley.  T. Michael Ansley is the Chairman of the Board of Directors, President, and CEO and a principal shareholder of the Company.  This allowed us to unwind the Ansley Group VIE accounting treatment and eliminate the related non-controlling interest in the fourth quarter of 2012.

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses, the net proceeds to DRH from the offering were $31.9 million. Refer to our Form S-1/A filed on April 15, 2013 for additional information.

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

The cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	December 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$3,497,951	$236	$(52)	$3,498,135
Corporate securities	5,107,853	-	(44,390)	5,063,463
Total debt securities	$8,605,804	$236	$(44,442)	$8,561,598

Of these investments, $7.0 million are currently in a loss position with a cumulative unrealized loss of $44,442. The Company may incur future impairment charges if declines in market values continue and/or worsen and the impairments are no longer considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss, as of December 29, 2013 were as follows:

	December 29 2013	December 30 2012
Unrealized gains	$236	$-
Unrealized loss	(44,442)	-
Net unrealized loss	(44,206)	-
Deferred federal income tax benefit	15,030	-
Net unrealized loss on investments, net of deferred income tax	$(29,176)	$-

4. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 29 2013	December 30 2012
Land	$3,610,453	$989,680
Building	4,316,263	4,982,806
Equipment	22,212,594	16,509,977
Furniture and fixtures	5,822,813	4,270,159
Leasehold improvements	46,469,088	31,028,860
Restaurant construction in progress	2,434,332	1,462,505
Total	84,865,543	59,243,987
Less accumulated depreciation	(26,288,809)	(18,957,497)
Property and equipment, net	$58,576,734	$40,286,490

Depreciation expense was $7.9 million, $4.6 million, and $3.4 million during the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.

5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 29 2013	December 30 2012
Amortized intangible assets
Franchise fees	$568,363	$555,253
Trademark	59,199	37,359
Non-compete	76,560	79,600
Favorable operating leases	239,000	239,000
Loan fees	346,758	109,600

Total	1,289,880	1,020,812
Less accumulated amortization	(361,009)	(142,266)

Amortized intangible assets, net	928,871	878,546

Unamortized intangible assets
Liquor licenses	2,019,142	1,630,791

Total intangible assets, net	$2,948,013	$2,509,337

Amortization expense for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 was $55,469, $35,753 and $77,025, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Based on the current intangible assets and their estimated useful lives, intangible-related expense for fiscal years 2014, 2015, 2016, 2017, and 2018 is projected to total approximately $214,000; $118,000; $100,000; $98,000; and $46,000, respectively. The aggregate weighted-average amortization period for intangible assets is 7.1 years. In conjunction with the April 2013 and April 2012 Term Loans (see Note 7 for additional information), loan fees written off to interest expense during the year ended December 29, 2013 and December 30, 2012 were $76,407 and $141,329, respectively.

6. RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the years ended December 29, 2013, December 30, 2012 and December 25, 2011 were $405,187, $357,404 and $326,077, respectively.

See Note 10 for related party operating lease transactions.

7. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 29	December 30
	2013	2012
Note payable - $46.0 million term loan; payable to RBS Citizens, N.A. ("RBS") with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $547,619 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 29, 2013 was approximately 2.9%.	$31,619,048	-

Note payable - $15.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 29, 2013 was approximately 2.9%. Payments are due monthly and the note matures in April 2018.	12,759,420	-

Note payable - $37.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $440,476 plus accrued interest through maturity in September 2017. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. This note was refinanced in April 2013.	-	35,678,572

Note payable - $10.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.7%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. This note was refinanced in April 2013.	-	7,015,555

Note payable to a bank secured by a senior mortgage on the Brandon Property. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,081,047	1,102,539

Note payable to a bank secured by a junior mortgage on the Brandon Property. Matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	813,806	848,903

Note payable to Ford Credit secured by a vehicle that was used in the operation of the business. This was an interest-free loan under a promotional 0.0% rate. Scheduled monthly principal payments were approximately $430. This note matured in April 2013.	-	1,716

Total long-term debt	46,273,321	44,647,285

Less current portion	(8,225,732)	(6,095,684)

Long-term debt, net of current portion	$38,047,589	$38,551,601

On April 2, 2012, the Company entered into a $24.0 million senior secured credit facility with RBS (“April 2012 Senior Secured Credit Facility”), which consisted of a $16.0 million term loan, a $7.0 million development line of credit, and a $1.0 million revolving line of credit. The April 2012 Senior Secured Credit Facility was for a term of seven years and bore interest at one-month LIBOR plus a LIBOR margin (as defined in the agreement), which ranged from 2.5% to 3.4%, depending on the Company’s lease adjusted leverage ratio. Principal and interest payments on the April 2012 term loan were to be amortized over seven years, with monthly principal payments of approximately $191,000 plus accrued interest.  The April 2012 term loan was paid off in conjunction with the September 2012 credit facility discussed below.

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

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The Company immediately used $34.0 million of the April 2013 Term Loan to refinance existing outstanding debt with RBS, approximately $10.0 million of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS, and approximately $800,000 of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing revolving line of credit loan between the Company and RBS. The remaining balance of the April 2013 Term Loan, approximately $1.2 million, was used for working capital as well as to pay the fees, costs, and expenses arising in connection with the closing of the April 2013 Senior Secured Credit Facility. The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest. The entire remaining outstanding principal and accrued interest on the April 2013 Term Loan is due and payable on its maturity date of April 15, 2018. The April 2013 DLOC is for a term of two years and is convertible upon maturity into a term note. The April 2013 RLOC is for a term of two years. As of December 29, 2013 no amounts were outstanding under the RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. On May 15, 2013, the Company paid down $10.0 million on its April 2013 Term Loan in satisfaction of its post-offering requirement to RBS to utilize up to 40.0% of the offering proceeds for such purpose.

The Company’s evaluation of the April 2013 debt refiancing concluded that the terms of the debt were not substantially modified.

Based on the long-term debt terms that existed at December 29, 2013, the scheduled principal maturities for the next five years and thereafter are summarized as follows:

Year	Amount

2014	$8,225,732
2015	8,760,315
2016	8,763,214
2017	8,766,675
2018	10,190,246
Thereafter	1,567,139

Total	$46,273,321

Interest expense was $1.7 million, $1.3 million and $1.1 million (including related party interest expense of $0, $52,724 and $202,873) for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of December 29, 2013.

At December 29, 2013, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The two swap agreements entered into in 2012 and the swap agreement entered into in 2013 all qualify for hedge accounting. The swap agreements have a combined notional amount of $31.9 million at December 29, 2013. The swap entered into in April 2012 will amortize to zero by April 2019, the swap entered into in October 2012 will amortize to zero by October 2017, and the swap entered into in July 2013 will amortize to zero by April 2018. Under the swap agreements, the Company pays a fixed rate of 1.4% (notional amount of $12.0 million), 0.9% (notional amount of $4.9 million), and 1.4% (notional amount of $15.0 million) and receives interest at the one-month LIBOR. The fair value of these swap agreements was $327,561 and $430,751 at December 29, 2013 and December 30, 2012, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

8. CAPITAL STOCK (INCLUDING STOCK COMPENSATION)

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

During fiscal 2013, 2012, and 2011, restricted shares were issued to certain team members at a weighted-average grant date fair value of $7.00, $3.10, and $5.00, respectively.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant and vest ratably over three years.  Unrecognized stock-based compensation expense of $499,904 at December 29, 2013 will be recognized over the remaining weighted-average vesting period of 2.3 years. The total fair value of shares vested during years ended December 29, 2013, December 30, 2012, and December 25, 2011 was $119,333, $97,500, and $0, respectively.

 ,

The following table presents the restricted stock transactions for fiscal 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	145,375
Vested	(26,500)
Expired/Forfeited	(57,108)
Unvested, December 29, 2013	116,667

The following table presents the restricted stock transactions for fiscal 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,400
Granted	28,800
Vested	(20,800)
Expired/Forfeited	(13,500)
Unvested, December 30, 2012	54,900

The following table presents the restricted stock transactions for fiscal 2011:

Number of Restricted Stock Shares
Unvested, December 26, 2010	-
Granted	60,800
Vested	-
Expired/Forfeited	(400)
Unvested, December 25, 2011	60,400

Under the Stock Incentive Plan, there are 606,833 shares available for future awards at December 29, 2013.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company at an exercise price of $2.50 per share. These options vested ratably over a three-year period and were set to expire six years from issuance, July 30, 2013. At December 29, 2013, all 150,000 options were fully vested and were exercised either through cash or cashless exercise at a price of $2.50 per share. The intrinsic value of options exercised in 2013 was $679,680. The intrinsic value of outstanding options was $216,000 and $346,000 as of December 30, 2012 and December 25, 2011, respectively.

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At December 29, 2013, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options was $514,500, $315,000, and $504,000 as of December 29, 2013, December 30, 2012, and December 25, 2011, respectively.

Stock-based compensation of $278,290, $220,449 and $139,773 was recognized during December 29, 2013, December 30, 2012 and December 25, 2011, respectively, as restaurant compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 29, 2013.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9. INCOME TAXES

The provision (benefit) for income taxes consists of the following components for the fiscal year ended December 29, 2013, December 30, 2012 and December 25, 2011:

	Fiscal Years Ended
	December 29 2013	December 30 2012	December 25 2011
Federal
Current	$-	$-	$-
Deferred	(306,951)	(119,304)	312,837

State
Current	74,773	133,120	250,674
Deferred	(29,270)	(13,983)	22,575

Income tax provision (benefit)	$(261,450)	$(167)	$586,086

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes (loss). The items causing this difference are as follows:

	Fiscal Years Ended
	December 29 2013	December 30 2012	December 25 2011
Income tax provision (benefit) at federal statutory rate	$(43,228)	$93,490	$783,735
State income tax provision	30,032	39,169	273,249
Permanent differences	271,151	84,140	17,913
Tax credits	(519,403)	(216,966)	(488,811)

Income tax provision (benefit)	$(261,450)	$(167)	$586,086

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

	December 29 2013	December 30 2012
Deferred tax assets:
Net operating loss carry forwards	$983,682	$1,665,744
Deferred rent expense	131,249	2,482
Start-up costs	130,136	94,739
Tax credit carry-forwards	2,427,861	1,737,228
Interest rate swaps	111,218	146,455
Investments	15,030	-
Stock-based compensation	129,514	160,402
Other	186,814	166,292

Total deferred tax assets	4,115,504	3,973,342

Deferred tax liabilities:
Tax depreciation in excess of book	2,708,544	3,076,849
Goodwill	244,199	49,747

Total deferred tax assets	2,952,743	3,126,596

Net deferred income tax assets	$1,162,761	$846,746

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of ASC 740. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH. As of December 29, 2013, the Company has available federal net operating loss carryforwards of approximately $3.5 million. Of that amount, approximately $600,000 relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $2.4 million will expire between 2028 and 2034.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of December 29, 2013.

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

10. OPERATING LEASES (INCLUDING RELATED PARTIES)

Lease terms range from four to 15 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $5.0 million, $3.5 million and $2.9 million for the fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively (of which $80,216, $84,427 and $90,118 for the fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively, were paid to a related parties).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 29, 2013 are summarized as follows:

Year	Amount
2014	$5,410,765
2015	5,266,114
2016	5,020,410
2017	4,740,081
2018	4,443,953
Thereafter	17,581,234
Total	$42,462,557

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development with initial or remaining lease terms in excess of one year at December 29, 2013 are summarized as follows:

Year	Amount
2014	$238,476
2015	478,390
2016	480,046
2017	481,726
2018	483,430
Thereafter	4,993,636
Total	$7,155,704

11. COMMITMENTS AND CONTINGENCIES

The Company assumed, from a related entity, an ADA with BWLD in which the Company undertakes to open 23 BWW restaurants within its designated "development territory", as defined by the agreement, by October 1, 2016.  On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017.   Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of December 29, 2013, we have opened 21 of the 32 restaurants required by the ADA.  The remaining 11 restaurants under the ADA, along with two additional franchise agreement, suggest that the Company will operate 49 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acqusitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements. The Company incurred $4.7 million, $3.4 million, and $2.7 million in royalty expense for the fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively. Advertising fund contribution expenses were $2.8 million, $2.0 million, and $1.7 million for the fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved.  The modernization costs can range from approximately $50,000 to approximately $500,000 depending on the individual restaurants’ needs.

In 2011, we established a defined contribution 401(k) plan whereby eligible team members may contribute pre-tax wages in accordance with the provisions of the plan. We match 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Matching contributions of approximately $250,001, $239,351, and $144,355 were made by us during the year ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively.

The Company is subject to ordinary and routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  While unfavorable outcomes could have adverse effects on the Company's business, results of operations, and financial condition, management believes that the Company is adequately insured and does not believe an unfavorable outcome of any pending or threatened proceedings is probable or reasonable possible.  Therefore, no separate reserve or disclose has been established for these types of legal proceedings.

12. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the years ended December 29, 2013, December 30, 2012 and December 25, 2011:

	Fiscal Years Ended
	December 29 2013	December 30 2012	December 25 2011
Income available to common stockholders	$134,308	$180,099	$1,842,186

Weighted-average shares outstanding	23,937,188	18,949,556	18,902,782
Effect of dilutive securities	120,884	142,293	152,718
Weighted-average shares outstanding - assuming dilution	24,058,072	19,091,849	19,055,500

Earnings per common share	$0.01	$0.01	$0.10
Earnings per common share - assuming dilution	$0.01	$0.01	$0.10

13. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.7 million, $1.3 million, and $1.1 million during the years ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively.

Cash paid for income taxes was $65,500, $386,204 and $185,945 during the years ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing transactions for property and equipment not yet paid as of December 29, 2013 is $1.9 million.

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

As of December 29, 2013 and December 30, 2012, respectively, our financial instruments consisted of cash and cash equivalents, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 1 and Note 7 for additional information pertaining to interest rates swaps.

As of December 29, 2013 and December 30, 2012, our total debt was approximately $46.3 million and $44.6 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 29, 2013 and December 30, 2012, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 29, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest rate swaps	$-	$(327,561)	$-	$(327,561)	$(327,561)

Debt securities
U.S. government and agencies	-	3,498,135	-	3,498,135	3,498,135
Corporate securities	-	5,063,463	-	5,063,463	5,063,463
Total debt securities	-	8,561,598	-	8,561,598	8,561,598
Total debt securities and swaps	$-	$8,234,037	$-	$8,234,037	$8,234,037

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2012:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability Total
Interest Rate Swaps	$—	$(430,751)	$—	$(430,751)	$(430,751)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss).

	Fiscal Year Ended
	December 29 2013	December 30 2012

Fair value of on interest rate swaps (net of tax of $111,218 and $146,455)	$(216,188)	$(248,294)
Fair value of investments (net of tax of $15,030 and $0)	(29,176)	—

Total Accumulated other comprehensive loss ending balance	$(245,364)	$(284,294)