Form 10-Q
period 2014-03-30
Diversified Restaurant Holdings, Inc.
filed 2014-05-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,098,040 shares of $.0001 par value common stock outstanding as of May 8, 2014.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ X ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 30 2014 (UNAUDITED)	December 29 2013
Cash and cash equivalents	$8,524,841	$9,562,473
Investments	7,119,976	8,561,598
Accounts receivable	582,022	1,248,940
Inventory	1,091,811	1,017,626
Prepaid assets	304,484	555,144
Total current assets	17,623,134	20,945,781

Deferred income taxes	1,227,742	1,162,761
Property and equipment, net	60,933,254	58,576,734
Intangible assets, net	3,059,419	2,948,013
Goodwill	8,578,776	8,578,776
Other long-term assets	143,303	121,668
Total assets	$91,565,628	$92,333,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,360,215	$4,416,092
Accrued compensation	1,576,736	2,060,082
Other accrued liabilities	1,499,214	809,104
Current portion of long-term debt	8,850,549	8,225,732
Current portion of deferred rent	370,098	306,371
Total current liabilities	14,656,812	15,817,381

Deferred rent, less current portion	3,218,520	3,420,574
Unfavorable operating leases	757,930	759,065
Other liabilities	443,540	327,561
Long-term debt, less current portion	38,005,669	38,047,589
Total liabilities	57,082,471	58,372,170

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,051,123 and 26,049,578, respectively, issued and outstanding	2,580	2,580
Additional paid-in capital	35,375,590	35,275,255
Accumulated other comprehensive loss	(191,962)	(245,364)
Accumulated deficit	(703,051)	(1,070,908)
Total stockholders' equity	34,483,157	33,961,563

Total liabilities and stockholders' equity	$91,565,628	$92,333,733

  The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 30	March 31
	2014	2013

Revenue	$30,473,014	$27,079,114

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	8,705,423	8,576,047
Compensation costs	7,993,667	7,048,902
Occupancy costs	1,655,551	1,533,005
Other operating costs	6,280,095	5,306,634
General and administrative expenses	2,112,562	1,524,130
Pre-opening costs	544,021	592,726
Depreciation and amortization	2,247,460	1,655,484
Loss on disposal of property and equipment	156,065	35,074
Total operating expenses	29,694,844	26,272,002

Operating profit	778,170	807,112

Interest expense	(476,401)	(469,211)
Other income, net	13,030	2,319

Income before income taxes	314,799	340,220

Income tax provision (benefit)	(53,058)	101,820

Net income	$367,857	$238,400

Basic earnings per share	$0.01	$0.01
Fully diluted earnings per share	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	26,048,805	18,959,846
Diluted	26,153,595	19,094,786

  The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30	March 31
	2014	2013

Net income	$367,857	$238,400

Other comprehensive income
Unrealized changes in fair value of interest rate swaps, net of tax of $15,633 and $20,893	30,347	40,556
Unrealized changes in fair value of investments, net of tax of $11,876 and $0	23,055	-

Total other comprehensive income	53,402	40,556

Comprehensive income	$421,259	$278,956

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$1,503,904

Issuance of restricted shares	77,324	-	-	-	-	-

Forfeitures of restricted shares	(9,499)	-	-	-	-	-

Share-based compensation	-	-	79,052	-	-	79,052

Other comprehensive income	-		-	40,556	-	40,556

Net income	-	-	-	-	238,400	238,400

Balances - March 31, 2013	19,019,525	$1,888	$3,070,578	$(243,738)	$(966,816)	$1,861,912

Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Forfeitures of restricted shares	(1,500)	-	-	-	-	-

Share-based compensation	-	-	85,320	-	-	85,320

Employee stock purchase plan	3,045	-	15,015	-	-	15,015

Other comprehensive income	-	-	-	53,402	-	53,402

Net income	-	-	-	-	367,857	367,857

Balances - March 30, 2014	26,051,123	$2,580	$35,375,590	$(191,962)	$(703,051)	$34,483,157

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30	March 31
	2014	2013
Cash flows from operating activities
Net income	$367,857	$238,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,268,985	1,655,484
Realized loss on sales of investments	19,175	-
Loss on disposal of property and equipment	156,065	35,074
Share-based compensation	85,320	79,052
Deferred income taxes	(92,337)	76,607
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	666,918	(25,823)
Inventory	(74,185)	(251,045)
Prepaid assets	250,660	172,167
Intangible assets	(27,849)	(20,416)
Other long-term assets	(21,635)	20,542
Accounts payable	(1,175,071)	(933,248)
Accrued liabilities	368,723	(572,387)
Deferred rent	(138,327)	372,023
Net cash provided by operating activities	2,654,299	846,430

Cash flows from investing activities
Purchase of investments	(2,500,600)	-
Proceeds from sale of investments	3,955,969	-
Purchases of property and equipment	(5,626,473)	(3,388,638)
Net cash used in investing activities	(4,171,104)	(3,388,638)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,240,580	2,842,337
Repayments of long-term debt	(1,657,683)	(1,336,862)
Payment of loan fees	(118,739)	-
Proceeds from employee stock purchase plan	15,015	-
Net cash provided by financing activities	479,173	1,505,475

Net decrease in cash and cash equivalents	(1,037,632)	(1,036,733)

Cash and cash equivalents, beginning of period	9,562,473	2,700,328

Cash and cash equivalents, end of period	$8,524,841	$1,663,595

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 30, 2014, we had 54 locations in Florida, Illinois, Indiana, and Michigan.

Our roots can be traced to 1999, when our founder, President, CEO, and Chairman of the Board, T. Michael Ansley, opened his first BWW restaurant in Sterling Heights, Michigan.   By late 2004, Mr. Ansley and his business partners owned and operated seven BWW franchised restaurants and formed AMC Group, LLC as an operating center.  In 2006, DRH was formed and several entities, including AMC Group, LLC, were reorganized to provide the framework and financial flexibility to grow as a BWW franchisee and to develop and grow our Bagger Dave’s concept.  In 2008, DRH became publicly owned by completing a self-underwritten initial public offering for $735,000 and 140,000 shares.    We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 18 Bagger Dave’s, 13 in Michigan and five in Indiana. The Company expects to operate between 55 and 65 Bagger Dave’s locations by the end of 2017.

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from March 9, 2020 through May 20, 2034, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from March 6, 2035 through May 16, 2049.  We believe we are in compliance with the terms of these agreements.

BURGERS was formed on March 12, 2007 and serves as a holding company for our Bagger Dave’s restaurants.  Bagger Dave’s Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave’s concept and has rights to franchise in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio, and Wisconsin.  We do not intend to pursue franchise development at this time.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes six properties, three of which are Bagger Dave’s restaurants and three of which are DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation

The consolidated financial statements as of March 30, 2014 and December 29, 2013, and for the three-month periods ended March 30, 2014 and March 31, 2013, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The financial information as of March 30, 2014 and for the three-month period ended March 30, 2014 and March 31, 2013 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 29, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, which is included in Item 8 in the Fiscal 2013 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month period ended March 30, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2014.

Segment Reporting

The Company has two operating segments, Bagger Dave’s and BWW. The brands operate within the ultra-casual, full-service dining industry, providing similar products to similar customers. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. Sales from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. This quarterly report on Form 10-Q is for the three-month periods ended March 30, 2014 and March 31, 2013, each comprising 13 weeks.

Concentration Risks

Approximately 81.4% and 79.4% of the Company's revenues during the three months ended March 30, 2014 and March 31, 2013, respectively, are generated from food and beverage sales from restaurants located in Michigan and the Indiana/Illinois region.

Investments

The Company’s investment securities are classified as available-for-sale. Investments classified as available-for-sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, and accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 3 for details.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At March 30, 2014 and December 29, 2013, we had goodwill of $8.6 million that was assigned to our Buffalo Wild Wings operating units.

The impairment analysis consists of a two-step process, if necessary. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected sales, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 29, 2013, based on our quantitative analysis, goodwill was considered recoverable. At March 30, 2014, there were no impairment indicators warranting an analysis.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with RBS Citizens, N.A. (“RBS”) to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. The Company’s interest rate swap agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other long-term liabilities depending on the fair value of the swaps. See Note 7 and Note 14 for additional information on the interest rate swap agreements.

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

2.           SIGNIFICANT BUSINESS TRANSACTIONS

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH was $31.9 million. The Company invested a portion of the proceeds from the follow-on offering in highly liquid short-term investments with maturities of less than one year. At March 30, 2014, the Company held available-for-sale securities with a fair value of $7.1 million. See Note 3 for additional information.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	March 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$2,998,229	$1,302	$-	$2,999,531
Obligations of states/municipals	2,502,075	-	(1,475)	2,500,600
Corporate securities	1,628,945	-	(9,100)	1,619,845
Total debt securities	$7,129,249	$1,302	$(10,575)	$7,119,976

	December 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$3,497,951	$236	$(52)	$3,498,135
Corporate securities	5,107,853	-	(44,390)	5,063,463
Total debt securities	$8,605,804	$236	$(44,442)	$8,561,598

As of March 30, 2014 and December 29, 2013, $4.1 million and $7.0 million of investments were in a loss position with a cumulative unrealized loss of $10,575 and $44,442. The Company may incur future impairment charges if decline in market values continue and/or worsen and the impairments are no longer considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss, as of March 30, 2014 and December 29, 2013, were as follows:

	March 30 2014	December 29 2013
Unrealized gains	$1,302	$236
Unrealized loss	(10,575)	(44,442)
Net unrealized loss	(9,273)	(44,206)
Deferred federal income tax benefit	3,152	15,030
Net unrealized loss on investments, net of deferred income tax	$(6,121)	$(29,176)

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	March 30 2014	December 29 2013
Land	$4,353,058	$3,610,453
Building	4,316,263	4,316,263
Equipment	22,983,648	22,212,594
Furniture and fixtures	5,986,389	5,822,813
Leasehold improvements	48,203,143	46,469,088
Restaurant construction in progress	3,433,427	2,434,332
Total	89,275,928	84,865,543
Less accumulated depreciation	(28,342,674)	(26,288,809)
Property and equipment, net	$60,933,254	$58,576,734

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 30 2014	December 29 2013
Amortized intangibles:
Franchise fees	$568,363	$568,363
Trademark	61,014	59,199
Non-compete agreement	76,560	76,560
Favorable lease	239,000	239,000
Loan fees	465,497	346,758
Total	1,410,434	1,289,880
Less accumulated amortization	(396,417)	(361,009)
Amortized intangibles, net	1,014,017	928,871

Unamortized intangibles:
Liquor licenses	2,045,402	2,019,142
Total intangibles, net	$3,059,419	$2,948,013

Amortization expense for the three months ended March 30, 2014 and March 31, 2013, was $14,378 and $13,703, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Based on the current intangible assets and their estimated useful lives, future intangible-related expense for fiscal years 2014, 2015, 2016, 2017, and 2018 is projected to total approximately $166,567, $154,959, $142,007, $141,047, and $42,881, respectively. The aggregate weighted-average amortization period for intangible assets is 8.1 years.

6.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three months ended March 30, 2014 and March 31, 2013, respectively, were $125,988 and $94,157, respectively.

See Note 10 for related party operating lease transactions.

 7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	March 30	December 29
	2014	2013
Note payable - $46.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $547,619 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 30, 2014 was approximately 2.9%.	$29,976,190	31,619,048

Note payable - $15.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are $178,571 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 30, 2014 was approximately 2.9%.	15,000,000	12,759,420

Note payable to a bank secured by a senior mortgage on the Brandon Property. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,075,194	1,081,047

Note payable to a bank secured by a junior mortgage on the Brandon Property. The note matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	804,834	813,806

Total long-term debt	46,856,218	46,273,321

Less current portion	(8,850,549)	(8,225,732)

Long-term debt, net of current portion	$38,005,669	$38,047,589

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 DLOC converted to a term loan on March 11, 2014, with monthly principal payments of $178,571 plus accrued interest beginning May 2014 through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 RLOC is for a term of two years. As of March 30, 2014 no amounts were outstanding under the April 2013 RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio as defined in the terms of the agreement.

On March 20, 2014, the Company amended the April 2013 Senior Secured Credit Facility to include a $20.0 million development line of credit II (the “March 2014 DLOC II”). The March 2014 DLOC II is for a term of two years and is convertible upon maturity into a term note. The amendment also provided a 25 basis point reduction to the April 2013 Senior Secured Credit Facility’s applicable margin rate, which reduced the range from 2.5%/3.4% to 2.25%/3.15%, which commences April 2014.

Based on the long-term debt terms that existed at March 30, 2014, the scheduled principal maturities for the next five years and thereafter are summarized as follows:

Year	Amount
2015	$8,850,549
2016	8,853,336
2017	8,856,658
2018	18,674,331
2019	73,016
Thereafter	1,548,328
Total	$46,856,218

Interest expense was $476,401 and $469,211 for the three months ended March 30, 2014 and March 31, 2013, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of March 30, 2014.

At March 30, 2014, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $30.5 million at March 30, 2014. The swap entered into in April 2012 will amortize to zero by April 2019, the swap entered into in October 2012 will amortize to zero by October 2017, and the swap entered into in July 2013 will amortize to zero by April 2018. Under the swap agreements, the Company pays a fixed rate of 1.4% (notional amount of $11.6 million), 0.9% (notional amount of $4.7 million), and 1.4% (notional amount of $14.2 million) and receives interest at the one-month LIBOR. The fair value of these swap agreements was $281,581 and $327,561 at March 30, 2014 and December 29, 2013, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

8.           CAPITAL STOCK (INCLUDING STOCK COMPENSATION)

The Company established a Stock Incentive Plan in 2011 (“Stock Incentive Plan”) to attract and retain directors, consultants, and team members and to align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership.  The plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.  Stock options must be awarded at exercise prices at least equal to or greater than 100.0% of the fair market value of the shares on the date of grant.  The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors (the “Committee”) or another committee as determined by the Board of Directors. The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock.  The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock.  Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.

During the first fiscal quarter of 2014, no restricted shares were granted.  In the first quarter of fiscal 2013, restricted shares were issued to certain team members at a weighted-average grant date fair value of $4.00. Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant and vest ratably over three years.  Unrecognized stock-based compensation expense of $409,626 at March 30, 2014 will be recognized over the remaining weighted-average vesting period of 2.3 years. The total fair value of shares vested during the three months ended March 30, 2014 and March 31, 2013 was $46,167 and $20,668, respectively.

The following table presents the restricted shares transactions as of March 30, 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	-
Vested	(11,875)
Expired/Forfeited	(1,500)
Unvested, March 30, 2014	103,292

The following table presents the restricted shares transactions as of March 31, 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	78,125
Vested	(6,667)
Expired/Forfeited	(10,299)
Unvested, March 31, 2013	116,059

Under the Stock Incentive Plan, there are 608,333 shares available for future awards at March 30, 2014.

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company at an exercise price of $2.50 per share. These options vested ratably over a three-year period and were set to expire six years from issuance, July 30, 2013. All 150,000 options were fully vested as of July 30, 2013 and were exercised either through cash or cashless exercise at a price of $2.50 per share. The intrinsic value of options exercised in 2013 was $679,680.

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At March 30, 2014, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options was $525,000 and $531,000 as of March 30, 2014 and March 31, 2013, respectively.

Stock-based compensation of $85,320, and $79,052 was recognized during three-month period ended March 30, 2014 and March 31, 2013, respectively, as restaurant compensation costs in the Consolidated Statements of Income and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of March 30, 2014.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

 9.           INCOME TAXES

The (benefit) provision for income taxes consists of the following components for the three-month ended March 30, 2014 and March 31, 2013, respectively:

	Three Months Ended
	March 30 2014	March 31 2013
Federal:
Current	$-	$-
Deferred	(61,703)	78,561

State:
Current	39,279	25,214
Deferred	(28,778)	(1,955)

Income tax (benefit) provision	$(53,058)	$101,820

The (benefit) provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes before income taxes.  The items causing this difference are as follows:

	March 30 2014	March 31 2013
Income tax provision at federal statutory rate	$107,032	$115,674
State income tax provision	5,706	23,259
Permanent differences	67,754	11,943
Tax credits	(233,550)	(49,056)
Income tax (benefit) provision	$(53,058)	$101,820

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

	March 30 2014	December 29 2013
Deferred tax assets:
Net operating loss carry forwards	$860,404	$983,682
Deferred rent expense	108,979	131,249
Start-up costs	129,116	130,136
Tax credit carry-forwards	2,612,011	2,427,861
Interest rate swaps	95,740	111,218
Investments	3,152	15,030
Stock-based compensation	159,286	129,514
Other	242,471	186,814

Total deferred tax assets	4,211,159	4,115,504

Deferred tax liabilities:
Tax depreciation in excess of book	2,690,605	2,708,544
Goodwill	292,812	244,199

Total deferred tax liability	2,983,417	2,952,743

Net deferred income tax assets	$1,227,742	$1,162,761

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes ("ASC 740") issued by the Financial Accounting Standards Board, (“FASB”). Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before their 20-year expiration. As of March 30, 2014, the Company has available federal net operating loss carryforwards of approximately $2.5 million. Of that amount, approximately $600,000 relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $2.6 million will expire between 2028 and 2035.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of March 30, 2014.

The Company is a member of a unitary group with other parties related by common ownership according to the provisions of the Michigan Business Tax Act. This group files a single tax return for all members. An allocation of the current and deferred Michigan business tax incurred by the unitary group has been made based on an estimate of Michigan business tax attributable to the Company and has been reflected as state income tax expense in the accompanying consolidated financial statements consistent with the provisions of ASC 740.

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

Total rent expense was $1.3 million and $1.2 million for the three-month periods ended March 30, 2014 and March 31, 2013, respectively (of which $34,821 and $18,819, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for noncancelable operating leases for existing restaurants and commitments for restaurants under development at March 30, 2014 are summarized as follows:

Year	Operating leases	Restaurants under development
2014	$5,313,825	$387,699
2015	5,258,386	548,662
2016	4,916,350	550,326
2017	4,709,411	552,006
2018	4,328,978	553,718
Thereafter	16,857,736	6,218,996
Total	$41,384,686	$8,811,407

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 32 restaurants by March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of March 30, 2014, we have opened 21 of the 32 restaurants required by the ADA.  With the remaining 11 restaurants, along with two additional franchise agreements, we expect the Company will operate 49 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements.  The Company incurred $1.3 million and $1.2 million in royalty expense for the three-month periods ended March 30, 2014 and March 31, 2013, respectively.  Advertising fund contribution expenses were $767,157 on and $721,182 for the three-month periods ended March 30, 2014 and March 31, 2013, respectively.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved.  The modernization costs for a restaurant can range from approximately $50,000 to approximately $700,000 depending on the individual restaurants’ needs.

The Company established a defined contribution 401(k) plan whereby eligible team members may elect to contribute pre-tax wages in accordance with the provisions of the plan. The Company matches 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Matching contributions of approximately $0 and $60,699 were made by us during the three months ended March 30, 2014 and March 31, 2013, respectively. Effective January 1, 2014, the Company ceased the matching program in favor of an annual discretionary contributions to the 401(k). The annual contribution will be determined in the fourth quarter and will be contributed to the team members at year-end.

The Company is subject to ordinary and routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  While unfavorable outcomes could have adverse effects on the Company's business, results of operations, and financial condition, management believes that the Company is adequately insured and does not believe an unfavorable outcome of any pending or threatened proceedings is probable or reasonable possible.  Therefore, no separate reserve or disclosure has been established for these types of legal proceedings.

12.          EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month ended March 30, 2014 and March 31, 2013:

	Three Months Ended
	March 30 2014	March 31 2013
Income available to common stockholders	$367,857	$238,400

Weighted-average shares outstanding	26,048,805	18,959,846
Effect of dilutive securities	104,790	134,940
Weighted-average shares outstanding - assuming dilution	26,153,595	19,094,786

Earnings per common share	$0.01	$0.01
Earnings per common share - assuming dilution	$0.01	$0.01

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $464,115 and $477,079 during the three-month period ended March 30, 2014 and March 31, 2013, respectively.

Cash paid for income taxes was $0 and $65,500 during the three-month period ended March 30, 2014 and March 31, 2013, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of March 30, 2014 and March 31, 2013, is $1.0 million and $0.5 million, respectively.

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

As of March 30, 2014 and December 29, 2013, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of March 30, 2014 and December 29, 2013, our total debt was approximately $46.9 million and $46.3 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months ended March 30, 2014 and the fiscal year ended December 29, 2013, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 30, 2014:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$-	$(281,581)	$-	$(281,581)

Debt securities
U.S. government and agencies	-	2,999,531	-	2,999,531
Obligations of states/municipals	-	2,500,600	-	2,500,600
Corporate securities	-	1,619,845	-	1,619,845
Total debt securities	-	7,119,976	-	7,119,976
Total debt securities and derivatives	$-	$6,838,395	$-	$6,838,395

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 29, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$-	$(327,561)	$-	$(327,561)

Debt securities
U.S. government and agencies	-	3,498,135	-	3,498,135
Corporate securities	-	5,063,463	-	5,063,463
Total debt securities	-	8,561,598	-	8,561,598
Total debt securities and swaps	$-	$8,234,037	$-	$8,234,037

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss).

	March 30 2014	December 29 2013

Fair value of interest rate swaps (net of tax of $95,740 and $111,218)	$(185,841)	$(216,188)
Fair value of investments (net of tax of $3,152 and $15,030)	(6,121)	(29,176)

Total Accumulated other comprehensive loss ending balance	$(191,962)	$(245,364)

16.           SUBSEQUENT EVENTS

On April 1, 2014 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire substantially all of the assets of Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, each a Florida limited liability company. The assets consist of three Buffalo Wild Wings restaurants in Florida (the “Florida Acquired Restaurants”). As consideration for the acquisition of the restaurants, the Company will pay $3.2 million in cash, subject to working capital adjustment, and one-half of the transfer fees imposed by BWLD under its franchise agreements for the Florida Acquired Restaurants. The Purchase Agreement is subject to customary pre-closing conditions, including a financing condition in favor of the Company. BWLD has the right of first refusal and may opt to acquire the restaurants, utilizing the same terms in the proposed Purchase Agreement. This may be exercised any time on or before June 5, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 29, 2013.)

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.   We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 30, 2014 we had 54 locations in Florida, Illinois, Indiana, and Michigan.

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

Today, DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 18 Bagger Dave’s, 13 in Michigan and five in Indiana. The Company expects to operate between 55 and 65 Bagger Dave’s locations by the end of 2017.

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

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2010 through 2014. From our inception in 2006, we managed, but did not own, nine BWW restaurants, which we acquired in February 2010.

	2014 (estimate)	2013	2012	2011	2010
Beginning of year
DRH-owned BWW	36	33	22	19	7
Bagger Dave’s	18	11	6	3	2
BWW Acquisitions / affiliate restaurants under common control	-	-	-	-	9

Summary of restaurants open at the beginning of year	54	44	28	22	18

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	8	7	5	3	1
BWW Acquisitions	-	-	8	-	-
Closures	-	-	-	-	-
Total restaurants	65	54	44	28	22

RESULTS OF OPERATIONS

For the three months ended March 30, 2014 ("First Quarter 2014"), revenue was generated from the operations of 36 BWW restaurants and 18 Bagger Dave’s restaurants. For the three months ended March 31, 2013 ("First Quarter 2013"), revenue was generated from the operations of 33 BWW restaurants and 11 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Results of Operations for the Three Months Ended March 30, 2014 and March 31, 2013

	Three Months Ended
	March 30 2014	March 31 2013
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.6%	31.7%
Compensation costs	26.2%	26.0%
Occupancy costs	5.4%	5.7%
Other operating costs	20.6%	19.6%
General and administrative expenses	6.9%	5.6%
Pre-opening costs	1.8%	2.2%
Depreciation and amortization	7.4%	6.1%
Loss on disposal of property and equipment	0.5%	0.1%
Total operating expenses	97.4%	97.0%

Operating profit	2.6%	3.0%

Revenue for First Quarter 2014 was $30.5 million, an increase of $3.4 million or 12.5% over the $27.1 million of revenue generated during First Quarter 2013. The increase was primarily attributable to two factors. First, approximately $3.1 million was related to the opening of 10 restaurants in 2013 (seven Bagger Dave’s restaurants and three BWW restaurants) and restaurants that have been operating for less than 18 months and thus not a part of our comparable same-store-sales base. Second, the remaining $0.3 million increase was related to 1.2% same-store-sales for 29 BWW and 7 Bagger Dave’s restaurants. Increased menu pricing and the extra day from the Easter holiday falling in last year's first quarter, offset negative traffic due to severe weather in over 80% of the Company's locations.

Food, beverage, and packaging costs increased by $0.1 million or 1.5% to $8.7 million in First Quarter 2014 from $8.6 million in First Quarter 2013.  The slight increase was primarily due to the addition of 10 new restaurants in 2013. Food, beverage, and packaging costs as a percentage of sales decreased to 28.6% in First Quarter 2014 from 31.7% in First Quarter 2013, primarily due to a decrease in bone-in chicken wing prices.  Average cost per pound for bone-in chicken wings was $1.33 in First Quarter 2014 compared to $2.10 in First Quarter 2013.

Compensation costs increased by $1.0 million or 13.4% to $8.0 million in First Quarter 2014 from $7.0 million in First Quarter 2013.  The increase was primarily due to the addition of 10 new restaurants in 2013.  Compensation costs as a percentage of sales increased to 26.2% in First Quarter 2014 from 26.0% in First Quarter 2013.

Occupancy increased by $0.2 million or 8.0% to $1.7 million in First Quarter 2014 from $1.5 million in First Quarter 2013.  This increase was primarily due to the addition of 10 new restaurants in 2013. Occupancy as a percentage of sales decreased to 5.4% in the First Quarter 2014 from 5.7% in the First Quarter 2013.

Other operating costs increased by $1.0 million or 18.3% to $6.3 million in First Quarter 2014 from $5.3 million in First Quarter 2013.  This increase was primarily due to the addition of 10 new restaurants in 2013. Other operating costs as a percentage of sales increased to 20.6% in First Quarter 2014 versus 19.6% in First Quarter 2013 primarily due to an increase in utility costs resulting from considerably lower than average temperatures in the Midwest in the First Quarter 2014.

General and administrative expenses increased by $0.6 million or 38.6% to $2.1 million in First Quarter 2014 from $1.5 million in First Quarter 2013.  This increase was due to lower than average expenses in First Quarter 2013, increased marketing and advertising expense for First Quarter 2014 consistent with our increase in sales and an increase in professional fees related to our Sarbanes-Oxley compliance, which was not required in First Quarter 2013.  General and administrative expenses as a percentage of sales increased to 6.9% in First Quarter 2014 from 5.6% in First Quarter 2013.

Pre-opening costs decreased by $0.1 million or 8.2% to $0.5 million in First Quarter 2014 from $0.6 million in First Quarter 2013.   The difference in pre-opening costs was primarily due to the timing of new restaurant development. Pre-opening costs as a percentage of sales decreased to 1.8% in First Quarter 2014 from 2.2% in First Quarter 2013.

Depreciation and amortization increased by $0.5 million or 35.7% to $2.2 million in First Quarter 2014 from $1.7 in First Quarter 2013.  This increase was primarily due to the opening of 10 new restaurants in 2013.  Depreciation and amortization as a percentage of sales increased to 7.4% in First Quarter 2014 from 6.1% in First Quarter 2013 primarily due to the increase in real estate purchases as an alternative to leasing.

Loss on disposal of property and equipment increased by $120,991 or 345.0% to $156,065 in First Quarter 2014 from $35,074 in First Quarter 2013.  This increase was primarily due to non-recurring property and equipment disposals and upgrades in the current year. Loss on disposal of property and equipment as a percentage of sales was 0.5% in First Quarter 2014 and 0.1% in First Quarter 2013.

INTEREST AND TAXES

Interest expense was $476,401 and $469,211 during First Quarter 2014 and First Quarter 2013, respectively.  The increase is associated with the $63.0 million senior secured credit facility with RBS Citizens, N.A. (the “April 2013 Senior Secured Credit Facility”), which was effective on April 15, 2013.  Additionally, increased borrowings for new restaurant development was a contributing factor.

For First Quarter 2014, we recorded an income tax benefit of $53,058 compared to First Quarter 2013 when an income tax provision of $101,820 was recorded.  The effective tax rate of income before taxes was (19.3)% for First Quarter 2014 versus 29.9% for First Quarter 2013.  The First Quarter 2014 income tax benefit primarily relates to the increase in the estimated tip credits for the period.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On April 15, 2013, the Company entered into the April 2013 Senior Secured Credit Facility which consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest through maturity on April 15, 2018 at which time the entire unpaid principal and interest is due. The April 2013 DLOC converted to a term loan on March 11, 2014, with monthly principal payments of $178,571 plus accrued interest beginning May 2014 through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 RLOC is for a term of two years. As of March 30, 2014 no amounts were outstanding under the RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio as defined in the terms of the agreement. On March 20, 2014, the Company amended the April 2013 Senior Secured Credit Facility to include a $20.0 million development line of credit II (the “March 2014 DLOC II”). The March 2014 DLOC II is for a term of two years and is convertible upon maturity into a term note. The amendment also provided a 25 basis point reduction to the April 2013 Senior Secured Credit Facility’s applicable margin rate, which reduced the range from 2.5%/3.4% to 2.25%/3.15%. The reduction commences in April 2014.

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH was $31.9 million. At March 30, 2014, the Company held available-for-sale securities with a fair value of $7.1 million. The investments were funded by a portion of the proceeds from the follow-on offering. See Note 3 for additional information.

We believe the cash flow from operations, the remaining proceeds from the registered offering, and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the real estate market in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.0 million to $1.3 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.8 million to $2.0 million (excluding potential tenant incentives).  We expect to spend approximately $200,000 to $250,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction needs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment, excluding real estate investment (which includes land and building), of less than four years.  Our current restaurant return ranges between two and a half and four years for our Bagger Dave’s and DRH-owned BWW restaurants.  The expected payback is primarily subject to how quickly we reach our target sales volume and the cost of construction.  Real estate purchases and building costs are excluded from our expected return since the majority of our restaurants are leased and purchased real estate is not a part of our core operations.  We separate the analysis and decisions on real estate projects from new restaurant development, although we have no plans for independent real estate projects without an associated new restaurant opening.

Cash flow from operations for First Quarter 2014 was $2.7 million compared with $0.9 million for First Quarter 2013 Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2014, we estimate capital expenditures to be between $33.0 million and $36.0 million. Approximately one half is for new restaurant openings; one third for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining for restaurant remodels, upgrades, relocations and other general corporate purposes.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our capital expenditures in 2014.  Our 2014 new restaurant development plan includes eight new Bagger Dave’s, three new DRH-owned BWW, and two DRH-owned BWW relocations where we have either entered into a lease agreement or purchased real estate.  The majority of these locations are currently under construction.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $700,000 (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five to seven years of operation and fully remodeled after approximately 10 years of operation.

Contractual Obligations

The following table presents a summary of our contractual obligations as of March 30, 2014:

		Less than
	Total	one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$46,856,218	$8,850,549	$17,709,994	$18,747,347	$1,548,328

Operating lease obligations	41,384,686	5,313,825	10,174,736	9,038,389	16,857,736

Commitments for restaurants under development[2]	20,111,407	11,687,699	1,098,988	1,105,724	6,218,996
	$108,352,311	$25,852,073	$28,983,718	$28,891,460	$24,625,060

1

Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variable of the rates. See Note 7 for additional details.

2	Amount represents capital expenditures DRH is obligated to pay for restaurants under development in addition to noncancelable operating leases for these restaurants.

Mandatory Upgrades

During fiscal year 2014, we will complete one mandatory remodel of an existing DRH-owned BWW restaurant, which we expect to be completed in Q3 2014 and funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2014, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements will primarily consist of new carpentry, audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades. For fiscal year 2014, we intend to relocate two DRH-owned BWW locations in lieu of remodels. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, and other supplies and services. Substantial increases in costs and expenses could impact our results of operations to the extent that such increases cannot be passed along to our restaurant guests.  The impact of inflation on food, labor, energy, and occupancy costs can significantly affect the profitability of our restaurant operations.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.  A majority of the leases for our restaurants provide for contingent rent obligations based on a percentage of revenue.  As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants.  However, there can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an ADA in which the Company was to open 23 BWW restaurants within its designated "development territory”. On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of March 30, 2014, 21 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 49 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Debt Securities

We are exposed to market risk related to our debt securities. To manage our exposure, we have invested our excess cash in highly liquid short-term investments with maturities of less than one year. The investments are not held for trading or other speculative purposes. See Notes 1, 3, and 14 of our unaudited consolidated financial statements part I Item 1 of this report for additional information.

Interest Rate Risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates. DRH has short-term and long-term debt with both fixed and variable interest rates. The short-term debt comprises the current portion of long-term debt maturing within twelve months from the balance sheet date. Long-term debt includes secured notes payable, two lines of credit and a revolving line of credit which is used to finance working capital requirements. To manage our exposure, we have entered into interest rate swap agreements. The derivative instruments are not held for trading or other speculative purposes.

As of March 30, 2014, DRH had $46.9 million of variable-rate debt with a weighted average interest rate of 2.9%, respectively, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.5% to 3.4%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $0.5 million fluctuation in pretax income. See Notes 1, 7 and 14 of our unaudited consolidated financial statements part I Item 1 of this report for additional information.

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 35.3% and 43.8% of our cost of sales in the first quarters of 2014 and 2013, respectively, with a quarterly average price per pound of $1.33 and $2.10, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 30, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 30, 2014.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. To date, none of these types of litigation, most of which are entirely or predominantly covered by insurance, has had a material effect on our financial condition or results of operations. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations. As of the date of this Quarterly Report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 29, 2013.

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

10.1	Second Amendment to Credit Agreement dated March 20, 2014 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2014, and incorporated herein by this reference).

10.2	Asset Purchase Agreement between the Company and Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, dated April 1, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: May 9, 2014	By: /s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)