Form 10-Q
period 2014-06-29
Diversified Restaurant Holdings, Inc.
filed 2014-08-08
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,139,120 shares of $.0001 par value common stock outstanding as of August 7, 2014.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29 2014 (UNAUDITED)	December 29 2013
ASSETS
Current assets
Cash and cash equivalents	$9,302,130	$9,562,473
Investments	7,988,342	8,561,598
Accounts receivable	287,239	1,248,940
Inventory	1,122,679	1,017,626
Prepaid assets	457,663	555,144
Total current assets	19,158,053	20,945,781

Deferred income taxes	1,371,023	1,162,761
Property and equipment, net	67,916,250	58,576,734
Intangible assets, net	3,182,243	2,948,013
Goodwill	8,578,776	8,578,776
Other long-term assets	190,908	121,668
Total assets	$100,397,253	$92,333,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,204,002	$4,416,092
Accrued compensation	1,939,610	2,060,082
Other accrued liabilities	1,190,959	809,104
Current portion of long-term debt	10,337,974	8,225,732
Current portion of deferred rent	386,997	306,371
Total current liabilities	19,059,542	15,817,381

Deferred rent, less current portion	2,961,013	3,420,574
Unfavorable operating leases	730,749	759,065
Other liabilities	543,276	327,561
Long-term debt, less current portion	42,708,675	38,047,589
Total liabilities	66,003,255	58,372,170

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,074,063 and 26,049,578, respectively, issued and outstanding	2,581	2,580
Additional paid-in capital	35,455,649	35,275,255
Accumulated other comprehensive loss	(260,685)	(245,364)
Accumulated deficit	(803,547)	(1,070,908)
Total stockholders' equity	34,393,998	33,961,563

Total liabilities and stockholders' equity	$100,397,253	$92,333,733

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2014	2013	2014	2013

Revenue	$30,009,621	$26,962,970	$60,482,635	$54,042,084

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	8,622,748	8,001,240	17,328,171	16,577,287
Compensation costs	7,771,429	6,882,597	15,765,096	13,931,499
Occupancy	1,523,399	1,571,097	3,178,950	3,104,102
Other operating costs	6,127,461	5,357,337	12,407,556	10,663,971
General and administrative expenses	2,099,684	1,975,825	4,212,246	3,499,955
Pre-opening costs	910,115	803,798	1,454,136	1,396,524
Depreciation and amortization	2,498,871	1,813,549	4,746,331	3,469,033
Loss on disposal of property and equipment	164,255	25,667	320,320	60,741
Total operating expenses	29,717,962	26,431,110	59,412,806	52,703,112

Operating profit	291,659	531,860	1,069,829	1,338,972

Interest expense	(476,634)	(585,637)	(953,035)	(1,054,848)
Other income, net	5,607	22,224	18,637	24,543

Income (loss) before income taxes	(179,368)	(31,553)	135,431	308,667

Income tax provision (benefit)	(78,872)	(35,190)	(131,930)	66,630

Net income (loss)	$(100,496)	$3,637	$267,361	$242,037

Basic earnings per share	$0.00	$0.00	$0.01	$0.01
Fully diluted earnings per share	$0.00	$0.00	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	26,067,958	24,680,247	26,058,381	21,820,046
Diluted	26,067,958	24,810,611	26,159,406	21,931,879

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2014	2013	2014	2013

Net income (loss)	$(100,496)	$3,637	$267,361	$242,037

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $32,726, $74,433, $17,093 and $95,327, respectively	(63,527)	144,488	(33,180)	185,043
Unrealized changes in fair value of invesments, net of tax of $2,677, $25,301, $9,200 and $25,301, respectively	(5,197)	(49,111)	17,859	(49,111)
Total other comprehensive income (loss)	(68,724)	95,377	(15,321)	135,932

Comprehensive income (loss)	$(169,220)	$99,014	$252,040	$377,969

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$1,503,904

Issuance of restricted shares	145,375	-	-	-	-	-

Forfeitures of restricted shares	(47,899)	-	-	-	-	-

Sale of common stock from follow-on offering, net of fees and expenses	6,900,000	690	31,924,192	-	-	31,924,882

Stock options exercised	144,000	2	74,997	-	-	74,999

Share-based compensation	-	-	135,105	-	-	135,105

Other comprehensive income	-	-	-	135,932	-	135,932

Net income	-	-	-	-	242,037	242,037

Balances - June 30, 2013 (unaudited)	26,093,176	$2,580	$35,125,820	$(148,362)	$(963,179)	$34,016,859

Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Issuance of restricted shares	20,876	-		-	-	-

Forfeitures of restricted shares	(1,900)	-	-	-	-	-

Share-based compensation	-	-	153,007	-	-	153,007

Employee stock purchase plan	5,509	1	27,387	-	-	27,388

Other comprehensive loss	-	-	-	(15,321)	-	(15,321)

Net income	-	-	-	-	267,361	267,361

Balances - June 29, 2014 (unaudited)	26,074,063	$2,581	$35,455,649	$(260,685)	$(803,547)	$34,393,998

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29	June 30
	2014	2013

Cash flows from operating activities
Net income	$267,361	$242,037
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,766,434	3,469,033
Realized loss on sales of investments	19,175	-
Write off of loan fees	-	76,408
Loss on disposal of property and equipment	320,320	60,741
Share-based compensation	153,007	135,105
Deferred income taxes	(200,367)	34,764
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	961,701	(59,008)
Inventory	(105,053)	(274,428)
Prepaid assets	97,481	(70,687)
Intangible assets	(193,119)	(557,933)
Other long-term assets	(69,240)	(294,650)
Accounts payable	772,281	(1,380,012)
Accrued liabilities	426,825	21,598
Deferred rent	(378,935)	686,958
Net cash provided by operating activities	6,837,871	2,089,926

Cash flows from investing activities
Purchases of investments	(7,469,555)	(12,740,132)
Proceeds from sale of investments	8,050,693	-
Purchases of property and equipment	(14,361,329)	(9,878,354)
Net cash used in investing activities	(13,780,191)	(22,618,486)

Cash flows from financing activities
Proceeds from issuance of long-term debt	10,445,616	52,402,101
Repayments of long-term debt	(3,672,288)	(56,803,584)
Payment of loan fees	(118,739)	-
Proceeds from employee stock purchase plan	27,388	-
Proceeds from sale of common stock, net of underwriter fees	-	31,999,881
Net cash provided by financing activities	6,681,977	27,598,398

Net increase (decrease) in cash and cash equivalents	(260,343)	7,069,838

Cash and cash equivalents, beginning of period	9,562,473	2,700,328

Cash and cash equivalents, end of period	$9,302,130	$9,770,166

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of June 29, 2014, we had 56 locations in Florida, Illinois, Indiana, and Michigan.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 20 Bagger Dave’s, 14 in Michigan and six in Indiana. The Company expects to operate between 55 and 65 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 40 DRH-owned BWW restaurants (18 in Michigan, 14 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 49 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from March 2020 through May 2034, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from March 2035 through May 2049.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes eight properties, four of which are Bagger Dave’s restaurants and four of which are DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

Basis of Presentation

The consolidated financial statements as of June 29, 2014 and December 29, 2013, and for the three-month and six-month periods ended June 29, 2014 and June 30, 2013, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The financial information as of June 29, 2014 and for the three-month and six-month periods ended June 29, 2014 and June 30, 2013 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 29, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, which is included in Item 8 in the Fiscal 2013 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month and six-month periods ended June 29, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2014.

Segment Reporting

The Company has two operating segments, Bagger Dave’s and BWW. The brands operate within the ultra-casual, full-service dining industry, providing similar products to similar customers. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance. Sales from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

Concentration Risks

Approximately 81.8% and 80.5% of the Company's revenues are generated from food and beverage sales of restaurants located in the Midwest region during the six-month periods ended June 29, 2014 and June 30, 2013, respectively.

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

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At June 29, 2014 and December 29, 2013, we had goodwill of $8.6 million that was assigned to our BWW operating segments.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 29, 2013, based on our quantitative analysis, goodwill was considered recoverable. At June 29, 2014, there were no impairment indicators warranting an analysis.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

2.           SIGNIFICANT BUSINESS TRANSACTIONS

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH were $31.9 million. The Company invested a portion of the proceeds from the follow-on offering in highly liquid short-term investments with maturities of less than one year. At June 29, 2014, the Company held available-for-sale securities with an estimated fair value of $8.0 million. See Note 3 for additional information.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	June 29, 2014
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$1,998,572	$1,288	$-	$1,999,860
Obligations of states/municipals	2,613,309	-	(282)	2,613,027
Corporate securities	3,393.607	6	(18,158)	3,375,455
Total debt securities	$8,005,488	$1,294	$(18,440)	$7,988,342

	December 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$3,497,951	$236	$(52)	$3,498,135
Corporate securities	5,107,853	-	(44,390)	5,063,463
Total debt securities	$8,605,804	$236	$(44,442)	$8,561,598

As of June 29, 2014 and December 29, 2013, $5.7 million and $7.0 million of investments were in a loss position with a cumulative unrealized loss of $18,440 and $44,442, respectively. The Company may incur future impairment charges if decline in market values continue and/or worsen and the impairments are no longer considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive income (loss), as of June 29, 2014 and December 29, 2013, were as follows:

	June 29 2014	December 29 2013
Unrealized gains	$1,294	$236
Unrealized loss	(18,440)	(44,442)
Net unrealized loss	(17,146)	(44,206)
Deferred federal income tax benefit	5,829	15,030
Net unrealized loss on investments, net of deferred income tax	$(11,317)	$(29,176)

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	June 29 2014	December 29 2013
Land	$4,794,694	$3,610,453
Building	4,316,263	4,316,263
Equipment	24,574,885	22,212,594
Furniture and fixtures	6,297,528	5,822,813
Leasehold improvements	53,000,619	46,469,088
Restaurant construction in progress	3,282,056	2,434,332
Total	96,266,045	84,865,543
Less accumulated depreciation	(28,349,795)	(26,288,809)
Property and equipment, net	$67,916,250	$58,576,734

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 29 2014	December 29 2013
Amortized intangibles:
Franchise fees	$604,613	$568,363
Trademark	62,514	59,199
Non-compete agreement	76,560	76,560
Favorable lease	239,000	239,000
Loan fees	465,497	346,758
Total	1,448,184	1,289,880
Less accumulated amortization	(438,637)	(361,009)
Amortized intangibles, net	1,009,547	928,871

Unamortized intangibles:
Liquor licenses	2,172,696	2,019,142
Total intangibles, net	$3,182,243	$2,948,013

Amortization expense for the three-month periods ended June 29, 2014 and June 30, 2013, was $14,831 and $13,745, respectively. Amortization expense for the six-month periods ended June 29, 2014 and June 30, 2013, was $29,209 and $27,448, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years is projected as follows:

Year	Amount
Remainder of 2014	$83,797
2015	162,050
2016	143,870
2017	142,335
2018	67,773
2019 and thereafter	409,722
Total	$1,009,547

The aggregate weighted-average amortization period for intangible assets is 7.9 years.

6.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended June 29, 2014 and June 30, 2013, were $121,950, $100,045, respectively, and fees paid during the six-month periods ended June 29, 2014 and June 30, 2013, were $247,938 and $194,202, respectively.

See Note 10 for related party operating lease transactions.

 7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	June 29 2014	December 29 2013
Note payable - $46.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $547,619 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at June 29, 2014 was approximately 2.7%.	$28,333,333	31,619,048

Note payable - $15.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are $178,571 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at June 29, 2014 was approximately 2.7%.	14,642,857	12,759,420

Note payable - $20.0 million development line of credit II; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at June 29, 2014 was approximately 2.7%. Once fully drawn, payments will be due monthly; the note matures in April 2018.	8,205,037	-

Note payable to a bank secured by a senior mortgage on the Brandon Property. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,069,641	1,081,047

Note payable to a bank secured by a junior mortgage on the Brandon Property. The note matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	795,781	813,806

Total long-term debt	53,046,649	46,273,321

Less current portion	(10,337,974)	(8,225,732)

Long-term debt, net of current portion	$42,708,675	$38,047,589

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 DLOC converted to a term loan on March 11, 2014, with monthly principal payments of $178,571 plus accrued interest beginning May 2014 through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 RLOC is for a term of two years. As of June 29, 2014 no amounts were outstanding under the April 2013 RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of one-month LIBOR plus an applicable margin.

On March 20, 2014, the Company amended the April 2013 Senior Secured Credit Facility to include a $20.0 million development line of credit II (the “March 2014 DLOC II”). The March 2014 DLOC II is for a term of two years and is convertible upon maturity into a term note. The amendment also provided a 25 basis point reduction to the April 2013 Senior Secured Credit Facility’s applicable margin rate, which reduced the range from 2.5%/3.4% to 2.25%/3.15%, which commenced April 2014.

Based on the long-term debt terms that existed at June 29, 2014, the scheduled principal maturities for the next five years and thereafter are summarized as follows:

Year	Amount
Remainder of 2014	$4,774,724
2015	11,120,898
2016	11,123,797
2017	11,127,258
2018	13,329,753
2019 and thereafter	1,570,219
Total	$53,046,649

For the three-month periods ended and six-month periods ended June 29, 2014 and June 30, 2013, interest expense was $476,634, $585,637, $1.0 million and $1.1 million, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 29, 2014.

At June 29, 2014, the Company has four interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $28.8 million at June 29, 2014. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. The April 2012 swap has a rate of 1.4% (notional amount of $11.0 million) and expires April 2019, the October 2012 swap has a rate of 0.9% (notional amount of $4.5 million) and expires October 2017, the December 2013 swap has a rate of 1.4% (notional amount of $13.3 million) and expires April 2018, and the April 2015 forward swap has a rate of 1.54%. The fair value of these swap agreements was $377,834 and $327,561 at June 29, 2014 and December 29, 2013, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

8.            STOCK-BASED COMPENSATION

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

During 2014, restricted shares were granted to certain team members at a weight-average fair value of $4.79.  In fiscal 2013, restricted shares were issued to certain team members at a weighted-average grant date fair value of $5.37. Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a three year period or upon the three year anniversary of the granted shares, the vesting terms are determined by the Committee.  Unrecognized stock-based compensation expense of $442,185 at June 29, 2014 will be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of shares vested during the six months ended June 29, 2014 and June 30, 2013 was $46,167 and $67,817, respectively.  Under the Stock Incentive Plan, there are 614,357 shares available for future awards at June 29, 2014.

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During 2014 and 2013, we issued 5,509 and 405 shares, respectively. Under the ESPP, there are 239,718 shares available for future awards at June 29, 2014.

The following table presents the restricted shares transactions as of June 29, 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	20,876
Vested	(32,558)
Expired/Forfeited	(1,900)
Unvested, June 29, 2014	103,085

The following table presents the restricted shares transactions as of June 30, 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	145,375
Vested	(13,167)
Expired/Forfeited	(47,899)
Unvested, June 30, 2013	139,209

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

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At June 29, 2014, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $630,000 and $1.1 million as of June 29, 2014 and June 30, 2013, respectively.

Stock-based compensation of $67,687 and $56,053 was recognized, during the three-month periods ended June 29, 2014 and June 30, 2013, respectively, and $153,007, and $135,105 for the six-month periods ended June 29, 2014 and June 30, 2013, respectively, as compensation cost in the consolidated statements of operations and as additional paid-in capital on the consolidated statement of stockholders' equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 29, 2014.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

 9.           INCOME TAXES

The (benefit) provision for income taxes consists of the following components for the three-month and six-month periods ended June 29, 2014 and June 30, 2013, respectively:

	Three Months Ended		Six Months Ended
	June 29 2014	June 30 2013	June 29 2014	June 30 2013
Federal:
Current	$-	$-	$-	$-
Deferred	(107,605)	(40,407)	(169,308)	38,154

State:
Current	29,158	6,652	68,437	31,866
Deferred	(425)	(1,435)	(31,059)	(3,390)

Income tax provision (benefit)	$(78,872)	$(35,190)	$(131,930)	$66,630

The (benefit) provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes before income taxes.  The items causing this difference are as follows:

	June 29 2014	June 30 2013
Income tax provision at federal statutory rate	$46,047	$104,947
State income tax provision	24,669	28,476
Permanent differences	97,648	29,137
Tax credits	(300,294)	(95,930)
Income tax provision (benefit)	$(131,930)	$66,630

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

	June 29 2014	December 29 2013
Deferred tax assets:
Net operating loss carry forwards	$662,145	$983,682
Deferred rent expense	-	131,249
Start-up costs	128,812	130,136
Tax credit carry forwards	2,692,186	2,427,861
Interest rate swaps	128,462	111,218
Investments	5,829	15,030
Stock-based compensation	182,771	129,514
Other	214,463	186,814
Total deferred tax assets	4,014,668	4,115,504

Deferred tax liabilities:
Tax depreciation in excess of book	2,328,493	2,708,544
Other	315,152	244,199
Total deferred tax liabilities	2,643,645	2,952,743

Net deferred income tax asset	$1,371,023	$1,162,761

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes ("ASC 740") issued by FASB. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before their 20-year expiration. As of June 29, 2014, the Company has available federal net operating loss carryforwards of approximately $2.5 million. Of that amount, approximately $600,000 relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $2.7 million will expire between 2028 and 2035.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of June 29, 2014.

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

Total rent expense was $1.1 million and $1.3 million for the three-month periods ended June 29, 2014 and June 30, 2013, respectively (of which $34,571 and $18,755, respectively, were paid to a related party).  Total rent expense was $2.4 million and $2.5 million for the six-month periods ended June 29, 2014 and June 30, 2013, respectively (of which $69,392 and $37,574, respectively, were paid to a related party).

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 32 restaurants by March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of June 29, 2014, we have opened 21 of the 32 restaurants required by the ADA.  With the remaining 11 restaurants, along with two additional franchise agreements, we expect the Company will operate 49 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements.  The Company incurred $1.2 million for the three-month periods ended June 29, 2014 and June 30, 2013 and $2.5 million and $2.4 million for six-month periods ended June 29, 2014 and June 30, 2013, respectively.  Advertising fund contribution expenses were $1.6 million and $780,659 for the three-month periods ended June 29, 2014 and June 30, 2013 and $2.4 million and $1.6 million for six-month periods ended June 29, 2014 and June 30, 2013, respectively.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved.  The modernization costs for a restaurant can range from approximately $50,000 to approximately $700,000 depending on an individual restaurant's needs.

The Company is subject to ordinary and routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  While unfavorable outcomes could have adverse effects on the Company's business, results of operations, and financial condition, management believes that the Company is adequately insured and does not believe an unfavorable outcome of any pending or threatened proceedings is probable or reasonably possible.  Therefore, no separate reserve or disclosure has been established for these types of legal proceedings.

12.          EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 29, 2014 and June 30, 2013:

	Three months ended
	June 29 2014	June 30 2013
Income (loss) available to common stockholders	$(100,496)	$3,637

Weighted-average shares outstanding	26,067,958	24,680,247
Effect of dilutive securities	-	130,364
Weighted-average shares outstanding - assuming dilution	26,067,958	24,810,611

Earnings per common share	$0.00	$0.00
Earnings per common share - assuming dilution	$0.00	$0.00

	Six months ended
	June 29 2014	June 30 2013

Income available to common stockholders	$267,361	$242,037

Weighted-average shares outstanding	26,058,381	21,820,046
Effect of dilutive securities	101,025	111,833
Weighted-average shares outstanding - assuming dilution	26,159,406	21,931,879

Earnings per common share	$0.01	$0.01
Earnings per common share - assuming dilution	$0.01	$0.01

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $432,094 and $575,254 during the three-month periods ended June 29, 2014 and June 30, 2013, and $896,209 and $1.1 million for the six-month periods ended June 29, 2014 and June 30, 2013, respectively.

Cash paid for income taxes was $0 during the three-month periods ended June 29, 2014 and June 30, 2013, respectively, and $0 and $65,500 for the six-month periods ended June 29, 2014 and June 30, 2013, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of June 29, 2014 and June 30, 2013, is $1.9 million and $0.2 million, respectively.

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

As of June 29, 2014 and December 29, 2013, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of June 29, 2014 and December 29, 2013, our total debt was approximately $53.0 million and $46.3 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 29, 2014 and the fiscal year ended December 29, 2013.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 29, 2014:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$-	$(377,834)	$-	$(377,834)

Debt securities
U.S. government and agencies	-	1,999,860	-	1,999,860
Obligations of states/municipals	-	2,613,027	-	2,613,027
Corporate securities	-	3,375,455	-	3,375,455
Total debt securities	-	7,988,342	-	7,988,342
Total debt securities and derivatives	$-	$7,610,508	$-	$7,610,508

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 29, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$-	$(327,561)	$-	$(327,561)

Debt securities
U.S. government and agencies	-	3,498,135	-	3,498,135
Corporate securities	-	5,063,463	-	5,063,463
Total debt securities	-	8,561,598	-	8,561,598
Total debt securities and swaps	$-	$8,234,037	$-	$8,234,037

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

	June 29 2014	December 29 2013

Fair value of interest rate swaps (net of tax of $128,462 and $111,218)	$(249,368)	$(216,188)
Fair value of investments (net of tax of $5,829 and $15,030)	(11,317)	(29,176)

Total Accumulated other comprehensive loss ending balance	$(260,685)	$(245,364)

16.           SUBSEQUENT EVENTS

On June 30, 2014, the Company completed the acquisition of substantially all of the assets of Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, each a Florida limited liability company. The assets consist of three BWW restaurants in Clearwater, Port Richey and Oldsmar, Florida (the “Restaurants”). The purchase price was $3.2 million in cash, subject to working capital adjustment, and one-half of the transfer fees imposed by BWLD under its franchise agreements for these Restaurants.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of June 29, 2014, we had 56 locations in Florida, Illinois, Indiana, and Michigan.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 20 Bagger Dave’s, 14 in Michigan and six in Indiana. The Company expects to operate between 55 and 65 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 40 DRH-owned BWW restaurants (18 in Michigan, 14 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 49 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2010 through 2014. From our inception in 2006, we managed, but did not own, nine BWW restaurants, which we acquired in February 2010.

	2014 (estimate)	2013	2012	2011	2010
Summary of restaurants open at the beginning of year
DRH-owned BWW	36	33	22	19	7
Bagger Dave’s	18	11	6	3	2
BWW Acquisitions / affiliate restaurants under common control	-	-	-	-	9

Total	54	44	28	22	18

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	8	7	5	3	1
BWW Acquisitions	3	-	8	-	-
Closures	-	-	-	-	-
Total restaurants	68	54	44	28	22

RESULTS OF OPERATIONS

For the three-month period ended June 29, 2014 ("Second Quarter 2014") and six-month period ended June 29, 2014 (“Year to Date 2014”), revenue was generated from the operations of 36 BWW restaurants and 18 Bagger Dave’s restaurants. For the three-month period ended June 30, 2013 ("Second Quarter 2013") and the six-month period ended June 30, 2013 (“Year to Date 2013”), revenue was generated from the operations of 35 BWW restaurants and 12 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Results of Operations for the Three Months Ended June 29, 2014 and June 30, 2013

	Three Months Ended
	June 29 2014	June 30 2013
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.7%	29.7%
Compensation costs	25.9%	25.5%
Occupancy costs	5.1%	5.8%
Other operating costs	20.4%	19.9%
General and administrative expenses	7.0%	7.3%
Pre-opening costs	3.0%	3.0%
Depreciation and amortization	8.3%	6.7%
Loss on disposal of property and equipment	0.5%	0.1%
Total operating expenses	98.9%	98.0%

Operating profit	1.1%	2.0%

Revenue for Second Quarter 2014 was $30.0 million, an increase of $3.0 million, or 11.3%, over the $27.0 million of revenue generated during Second Quarter 2013. The increase was primarily attributable to two factors. First, approximately $2.7 million of the increase was attributable to revenues generated from the opening of nine new DRH-owned restaurants (eight Bagger Dave’s restaurants and one BWW restaurant). Second, the remaining $0.3 million increase was related to a 1.2% increase in same store sales for 30 BWW and 10 Bagger Dave’s restaurants.

Our same-store-sales performance was heavily impacted by low traffic in April, which was primarily driven by the restaurants being closed for Easter Sunday. In 2014, the Easter holiday fell in the second quarter whereas in 2013, the Easter holiday fell in the first quarter. May 2014 and June 2014 both yielded positive traffic resulting in an upward trend throughout the quarter despite the Detroit Red Wings and Chicago Blackhawks, key local sports teams in our markets, failing to advance as far in the Stanley Cup playoffs in 2014 as they did in 2013.

Food, beverage, and packaging costs increased by $0.6 million, or 7.8%, to $8.6 million in Second Quarter 2014 from $8.0 million in Second Quarter 2013.  The increase was primarily due to an increased number of restaurants operating in 2014. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.7% in Second Quarter 2014 from 29.7% in Second Quarter 2013 primarily due to lower chicken wing prices. Average cost per pound for bone-in chicken wings was $1.40 in Second Quarter 2014 compared to $1.61 in Second Quarter 2013.

Compensation costs increased by $0.9 million, or 12.9%, to $7.8 million in Second Quarter 2014 from $6.9 million in Second Quarter 2013.  The increase was primarily due to an increased number of restaurants operating in 2014.  Compensation costs as a percentage of sales increased to 25.9% in Second Quarter 2014 from 25.5% in Second Quarter 2013.

Occupancy costs decreased by $48,000, or 3.0%, to $1.5 million in Second Quarter 2014 from $1.6 million in Second Quarter 2013.  This decrease is due to a true-up of tenant improvement allowance for one of the relocated restaurants. Occupancy as a percentage of sales decreased to 5.1% in Second Quarter 2014 from 5.8% in Second Quarter 2013.

Other operating costs increased by $0.7 million, or 14.4%, to $6.1 million in Second Quarter 2014 from $5.4 million in Second Quarter 2013.  This increase was primarily due to more restaurants being operated in 2014. Other operating costs as a percentage of sales increased to 20.4% in Second Quarter 2014 from 19.9% in Second Quarter 2013.

General and administrative expenses increased by $0.1 million, or 6.3%, to $2.1 million in Second Quarter 2014 from $2.0 million in Second Quarter 2013.   This increase was primarily due to the increase of corporate activities associated with the substantial growth in operations. General and administrative expenses as a percentage of sales decreased to 7.0% in Second Quarter 2014 from 7.3% in Second Quarter 2013.

Pre-opening costs increased by $0.1 million, or 13.2%, to $0.9 million in Second Quarter 2014 from $0.8 million in Second Quarter 2013.   The increase was due to the timing and overall cost to build and open new restaurants.  The Company opened two new restaurants and relocated two restaurants in Second Quarter 2014 compared to three openings in Second Quarter 2013. Pre-opening costs as a percentage of sales was 3.0% in Second Quarter 2014 and Second Quarter 2013.

Depreciation and amortization increased by $0.7 million, or 37.8%, to $2.5 million in Second Quarter 2014 from $1.8 in Second Quarter 2013.  This increase was primarily due to an increased number of restaurants operating in 2014.  Depreciation and amortization as a percentage of sales increased to 8.3% in Second Quarter 2014 from 6.7% in Second Quarter 2013 primarily due to the increased investment in real estate purchases.

Loss on disposal of property and equipment increased by $0.13 million, or 539.9%, to $0.16 million in Second Quarter 2013 from $0.03 million in Second Quarter 2013.  This increase was primarily due to non-recurring property and equipment disposals driven by the relocation of two restaurants. Loss on disposal of property and equipment as a percentage of sales increased to 0.5% in Second Quarter 2014 from 0.1% in Second Quarter 2013.

Results of Operations for the Six Months Ended June 29, 2014 and June 30, 2013

	Six Months Ended
	June 29 2014	June 30 2013
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.6%	30.7%
Compensation costs	26.1%	25.8%
Occupancy	5.3%	5.7%
Other operating costs	20.5%	19.7%

General and administrative expenses	7.0%	6.5%
Pre-opening costs	2.4%	2.6%
Depreciation and amortization	7.8%	6.4%
Loss on disposal of property and equipment	0.5%	0.1%
Total operating expenses	98.2%	97.5%

Operating profit	1.8%	2.5%

Revenue for Year to Date 2014 was $60.5 million, an increase of $6.4 million or 11.9% over the $54.0 million of revenue generated during Year to Date 2013. The increase was primarily attributable to two factors.   First, approximately $5.9 million of the increase was attributable to revenues generated from the opening of nine DRH-owned restaurants (eight Bagger Dave’s restaurants and one BWW restaurant). Second, the remaining $0.5 million increase was related to a 1.2% increase in same store sales for 30 BWW and 10 Bagger Dave’s restaurants.

Food, beverage, and packaging costs increased by $0.7 million or 4.5% to $17.3 million in Year to Date 2014 from $16.6 million in Year to Date 2013.  The increase was primarily due to the increased number of restaurants operating in 2014.  Food, beverage, and packaging costs as a percentage of sales decreased to 28.6% in Year to Date 2014 from 30.7% in Year to Date 2013 due to lower chicken wing prices. Average cost per pound for bone-in chicken wings was $1.36 in Year to Date 2014 compared to $1.88 in Year to Date 2013.

Compensation costs increased by $1.8 million or 13.2% to $15.8 million in Year to Date 2014 from $13.9 million in Year to Date 2013. This increase was primarily due to the increased number of restaurants operating in 2014. Compensation as a percentage of sales increased to 26.1% in Year to Date 2014 from 25.8% in Year to Date 2013.

Occupancy costs increased by $0.1 million or 2.4% to $3.2 million in Year to Date 2014 from $3.1 million in Year to Date 2013.  This increase was primarily due to the increased number of restaurants operating in 2014. Occupancy cost as a percentage of sales decreased to 5.3% in Year to Date 2014 from 5.7% in Year to Date 2014 and in Year to Date 2013.

Other operating costs increased by $1.7 million or 16.4% to $12.4 million in Year to Date 2014 from $10.7 million in Year to Date 2013.  This increase was primarily the increased number of restaurants operating in 2014.  Other operating costs as a percentage of sales increased to 20.5% in Year to Date 2014 from 19.7% in Year to Date 2013.

General and administrative cost increased by $0.7 million or 20.4% to $4.2 million in Year to Date 2014 from $3.5 million in Year to Date 2013.  This increase was primarily due to the increase of corporate activities associated with the substantial growth in operations. General and administrative cost as a percentage of sales increased to 7.0% in Year to Date 2014 from 6.5% in Year to Date 2013.

Pre-opening cost increased by $0.1 million or 4.1% to $1.5 million in Year to Date 2014 from $1.4 million in Year to Date 2013.  The increase in pre-opening costs was due to the timing and overall cost to build and open new restaurants during the period.  The Company opened two new restaurants and relocated two restaurants in Year to Date 2014 compared to three openings in Year to Date 2013. Pre-opening cost as a percentage of sales decreased to 2.4% in Year to Date 2014 from 2.6% in Year to Date 2013.

Depreciation and amortization cost increased by $1.3 million or 36.8% to $4.8 million in Year to Date 2014 from $3.5 million in Year to Date 2013.  This increase was primarily due to the increased number of restaurants operating in 2014.  Depreciation and amortization cost as a percentage of sales increased to 7.8% in Year to Date 2014 from 6.4% in Year to Date 2013 primarily due to the increased investment in real estate purchases.

Loss on disposal of property and equipment increased by $0.2 million or 427.4% to $0.3 million in Year to Date 2014 from $0.1 million in Year to Date 2013.  This increase was primarily due to non-recurring property and equipment disposals in the current year driven by the relocation of two restaurants. Loss on disposal of property and equipment as a percentage of sales increased to 0.5% in Year to Date 2014 from 0.1% in Year to Date 2013.

INTEREST AND TAXES

Interest expense was $476,634 and $585,637 during Second Quarter 2014 and Second Quarter 2013, respectively.  Interest expense was $953,035 and $1.1 million during Year to Date 2014 and Year to Date 2013, respectively.  The decrease is associated with the $63.0 million senior secured credit facility with RBS Citizens, N.A. (“RBS”) (the “April 2013 Senior Secured Credit Facility”), which was effective on April 15, 2013 and includes a write-off of loan fees for $76,408.

For Second Quarter 2014, DRH had an income tax benefit of $78,872 compared to Second Quarter 2013 income tax benefit of $35,190.  The Second Quarter 2014 income tax benefit primarily relates to the increase in tip credits for the period.  For Year to Date 2014, we booked an income tax benefit of $131,930 compared to Year to Date 2013 of an income tax provision of $66,630.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 DLOC converted to a term loan on March 11, 2014, with monthly principal payments of $178,571 plus accrued interest beginning May 2014 through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 RLOC is for a term of two years. As of June 29, 2014 no amounts were outstanding under the April 2013 RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of one-month LIBOR plus an applicable margin. On March 20, 2014, the Company amended the April 2013 Senior Secured Credit Facility to include a $20.0 million development line of credit II (the “March 2014 DLOC II”). The March 2014 DLOC II is for a term of two years and is convertible upon maturity into a term note. The amendment also provided a 25 basis point reduction to the April 2013 Senior Secured Credit Facility’s applicable margin rate, which reduced the range from 2.5%/3.4% to 2.25%/3.15%, which commences April 2014.

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH were $31.9 million. At June 29, 2014, the Company held available-for-sale securities with an estimated fair value of $8.0 million. The investments were funded by a portion of the proceeds from the follow-on offering. See Note 3 for additional information.

We believe the cash flow from operations, the remaining proceeds from the registered offering, proceeds from a proposed sale-lease-back of existing properties and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.0 million to $1.3 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.8 million to $2.0 million (excluding potential tenant incentives).  We expect to spend approximately $200,000 to $250,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment, excluding real estate investment (which includes land and building), of less than four years.  Our current expected return on investment ranges between two and a half to four years for our Bagger Dave’s and DRH-owned BWW restaurants, respectively.  The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.  Real estate purchases and building costs are excluded from our expected return since the majority of our restaurants are leased and purchased real estate is not a part of our core operations.  We separate the analysis and decisions on real estate projects from new restaurant development, although we have no plans for independent real estate projects without an associated new restaurant opening.

Cash flow from operations for Year to Date 2014 was $6.8 million compared with $2.1 million for Year to Date 2013. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our capital expenditures in 2014. For 2014, we estimate capital expenditures to be between $33.0 million and $36.0 million. Of this amount, $3.2 million was used for the aquisition of three new BWW restaurants in the north Tampa area. The aquisition was funded with a combination of bank funded DLOC and cash on hand. We plan to use the remaining capital as follows: one half for new restaurant openings, currently six Bagger Dave's and two DRH-owned BWW are under construction; one third for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining for restaurant remodels, upgrades, relocations and other general corporate purposes.

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

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 29, 2014:

		Less than
	Total	one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$53,046,649	$10,337,974	$22,247,827	$18,931,217	$1,529,631

Operating lease obligations	44,378,718	5,487,303	10,431,243	13,777,740	14,682,432

Commitments for restaurants under development [2]	24,004,465	18,147,439	1,305,895	1,313,966	3,237,165
	$121,429,832	$33,972,716	$33,984,965	$34,022,923	$19,449,228

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

Mandatory Upgrades

During fiscal year 2014, we plan to complete two mandatory remodels of existing DRH-owned BWW restaurant, which will be funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2014, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements will primarily consist of new carpentry, audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades. In fiscal year 2014, we relocated two DRH-owned BWW locations in lieu of remodels. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an ADA in which the Company was to open 23 BWW restaurants within its designated "development territory”. On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of June 29, 2014, 21 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 49 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

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

As of June 29, 2014, DRH had $53.0 million of variable-rate debt with a weighted average interest rate of 2.7%, respectively, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $0.5 million fluctuation in pretax income. See Notes 1, 7 and 14 of our unaudited consolidated financial statements part I Item 1 of this report for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 28.4% and 35.1% of our cost of sales for Year to Date 2014 and Year to Date 2013, respectively, with an average price per pound of $1.36 and $1.88, respectively.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of June 29, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 29, 2014.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1

Asset Purchase Agreement between the Company and Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, dated April 1, 2014 (filed as Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014, and incorporated herein by this reference).

2.2

First Amendment to Asset Purchase Agreement, dated May 27, 2014 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2014, and incorporated herein by this reference).

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: August 8, 2014	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1

Asset Purchase Agreement between the Company and Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, dated April 1, 2014 (filed as Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 9, 2014, and incorporated herein by this reference).

2.2

First Amendment to Asset Purchase Agreement, dated May 27, 2014 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2014, and incorporated herein by this reference).

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