Form 10-Q
period 2014-09-28
Diversified Restaurant Holdings, Inc.
filed 2014-11-07
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,185,375 shares of $.0001 par value common stock outstanding as of November 5, 2014.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 28
	2014	December 29
ASSETS	(UNAUDITED)	2013
Current assets
Cash and cash equivalents	$6,514,056	$9,562,473
Investments	4,911,848	8,561,598
Accounts receivable	231,334	1,248,940
Inventory	1,182,420	1,017,626
Prepaid assets	429,581	555,144
Total current assets	13,269,239	20,945,781

Deferred income taxes	1,353,681	1,162,761
Property and equipment, net	74,500,195	58,576,734
Intangible assets, net	3,229,487	2,948,013
Goodwill	10,998,630	8,578,776
Other long-term assets	199,500	121,668
Total assets	$103,550,732	$92,333,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,210,270	$4,416,092
Accrued compensation	1,565,911	2,060,082
Other accrued liabilities	1,035,623	809,104
Current portion of long-term debt	12,327,788	8,225,732
Current portion of deferred rent	377,812	306,371
Total current liabilities	20,517,404	15,817,381

Deferred rent, less current portion	2,992,190	3,420,574
Unfavorable operating leases	712,223	759,065
Other long-term liabilities	410,600	327,561
Long-term debt, less current portion	44,528,221	38,047,589
Total liabilities	69,160,638	58,372,170

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,147,999 and 26,049,578, respectively, issued and outstanding	2,582	2,580
Additional paid-in capital	35,554,165	35,275,255
Accumulated other comprehensive loss	(180,997)	(245,364)
Accumulated deficit	(985,656)	(1,070,908)
Total stockholders' equity	34,390,094	33,961,563

Total liabilities and stockholders' equity	$103,550,732	$92,333,733

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28	September 29	September 28	September 29
	2014	2013	2014	2013

Revenue	$32,782,092	$26,368,090	$93,264,727	$80,410,174

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	9,456,106	7,759,146	26,784,277	24,336,433
Compensation costs	8,405,116	6,972,432	24,170,212	20,903,931
Occupancy costs	1,873,693	1,600,278	5,052,643	4,704,380
Other operating costs	7,220,083	5,436,252	19,627,639	16,100,223
General and administrative expenses	2,133,564	1,558,924	6,345,810	5,058,879
Pre-opening costs	609,664	639,498	2,063,800	2,036,022
Depreciation and amortization	2,865,794	2,070,841	7,612,125	5,539,874
Loss on disposal of property and equipment	33,013	22,970	353,333	83,711
Total operating expenses	32,597,033	26,060,341	92,009,839	78,763,453

Operating profit	185,059	307,749	1,254,888	1,646,721

Interest expense	(483,057)	(320,798)	(1,436,092)	(1,375,646)
Other income, net	67,789	68,415	86,426	92,958

Income (loss) before income taxes	(230,209)	55,366	(94,778)	364,033

Income tax provision (benefit)	(48,100)	(14,444)	(180,030)	52,186

Net income (loss)	$(182,109)	$69,810	$85,252	$311,847

Basic earnings (loss) per share	$(0.01)	$0.00	$0.00	$0.01
Fully diluted earnings (loss) per share	$(0.01)	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	26,107,627	26,054,118	26,074,797	23,231,403
Diluted	26,107,627	26,186,263	26,174,593	23,351,128

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 28	September 29	September 28	September 29
	2014	2013	2014	2013

Net income (loss)	$(182,109)	$69,810	$85,252	$311,847

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $43,284, $77,315, $26,039 and $18,011, respectively	84,022	(150,082)	50,841	34,962
Unrealized changes in fair value of invesments, net of tax of $2,232, $16,876, $6,969 and $8,423, respectively	(4,333)	32,750	13,526	(16,253)
Total other comprehensive income (loss)	79,689	(117,332)	64,367	18,709

Comprehensive income (loss)	$(102,420)	$(47,522)	$149,619	$330,556

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$1,503,904

Issuance of restricted shares	145,575	-	-	-	-	-

Forfeitures of restricted shares	(48,399)	-	-	-	-	-

Sale of common stock from follow-on offering, net of fees and expenses	6,900,000	690	31,906,989	-	-	31,907,679

Stock options exercised	104,638	2	74,997	-	-	74,999

Employee stock purhcase plan	2,061	-	12,145			12,145

Share-based compensation	-	-	205,668	-	-	205,668

Other comprehensive income	-	-	-	18,709	-	18,709

Net income	-	-	-	-	311,847	311,847

Balances - September 29, 2013 (unaudited)	26,055,575	$2,580	$35,191,325	$(265,585)	$(893,369)	$34,034,951

Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Issuance of restricted shares	91,966	-		-	-	-

Forfeitures of restricted shares	(2,068)	-	-	-	-	-

Share-based compensation	-	-	237,079	-	-	237,079

Employee stock purchase plan	8,523	2	41,831	-	-	41,833

Other comprehensive income	-	-	-	64,367	-	64,367

Net income	-	-	-	-	85,252	85,252

Balances - September 28, 2014 (unaudited)	26,147,999	$2,582	$35,554,165	$(180,997)	$(985,656)	$34,390,094

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 28	September 29
	2014	2013

Cash flows from operating activities
Net income	$85,252	$311,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,641,090	5,539,874
Write off of loan fees	-	76,408
Realized loss on sales of investments	33,406	-
Loss on disposal of property and equipment	353,333	83,711
Share-based compensation	237,079	205,668
Deferred income taxes	(223,928)	(13,248)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	1,017,606	(136,544)
Inventory	(110,794)	(300,064)
Prepaid assets	125,563	(67,541)
Intangible assets	(210,937)	(546,831)
Other long-term assets	(77,832)	(299,267)
Accounts payable	1,292,321	759,930
Accrued liabilities	(107,580)	(458,825)
Deferred rent	(356,943)	614,182
Net cash provided by operating activities	9,697,636	5,769,300

Cash flows from investing activities
Purchases of investments	(7,469,555)	(12,690,397)
Proceeds from sale of investments	11,106,241	5,278,048
Purchases of property and equipment	(23,685,771)	(17,297,791)
Acquisition of business, net of cash acquired	(3,202,750)	-
Net cash used in investing activities	(23,251,835)	(24,710,140)

Cash flows from financing activities
Proceeds from issuance of long-term debt	16,448,332	55,862,559
Repayments of long-term debt	(5,865,644)	(58,460,520)
Payment of loan fees	(118,739)	-
Proceeds from employee stock purchase plan	41,833	-
Proceeds from sale of common stock, net of underwriter fees	-	31,994,823
Net cash provided by financing activities	10,505,782	29,396,862

Net increase (decrease) in cash and cash equivalents	(3,048,417)	10,456,022

Cash and cash equivalents, beginning of period	9,562,473	2,700,328

Cash and cash equivalents, end of period	$6,514,056	$13,156,350

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 28, 2014, we had 61 locations in Florida, Illinois, Indiana, and Michigan.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 22 Bagger Dave’s, 14 in Michigan and eight in Indiana. The Company expects to operate between 47 and 51 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 40 DRH-owned BWW restaurants (18 in Michigan, 14 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 52 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from March 2020 through June 2034, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from March 2035 through June 2049.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes eight properties, four of which are Bagger Dave’s restaurants and four of which are DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

Basis of Presentation

The consolidated financial statements as of September 28, 2014 and December 29, 2013, and for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The financial information as of September 28, 2014 and for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 29, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, which is included in Item 8 in the Fiscal 2013 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month and nine-month periods ended September 28, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2014.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements to conform to the prior year's presentation.

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

Concentration Risks

Approximately 79.8% and 80.6% of the Company's revenues are generated from food and beverage sales of restaurants located in the Midwest region during the nine-month periods ended September 28, 2014 and September 29, 2013, respectively.

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

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At September 28, 2014 and December 29, 2013, we had goodwill of $ 11.0 million and $8.6 million, respectively that was assigned to our BWW operating segment. See Note 2 for additional information.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 29, 2013, based on our quantitative analysis, goodwill was considered recoverable. At September 28, 2014, there were no impairment indicators warranting an analysis.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

2.           SIGNIFICANT BUSINESS TRANSACTIONS

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH were $31.9 million. The Company invested a portion of the proceeds from the follow-on offering in highly liquid short-term investments with maturities of less than one year. At September 28, 2014, the Company held available-for-sale securities with an estimated fair value of $4.9 million. See Note 3 for additional information.

On June 30, 2014, the Company completed the acquisition of substantially all of the assets of Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, each a Florida limited liability company. The assets consist of three BWW restaurants in Clearwater, Port Richey and Oldsmar, Florida (the “Restaurants”). The purchase price was $3.2 million in cash, subject to working capital adjustment, and one-half of the transfer fees imposed by BWLD under its franchise agreements for these Restaurants. After the acquisition, the Company will own the entire Tampa, FL BWW market, giving DRH control of the local Advertising Co-Op. This ownership provides DRH a unique opportunity to gain local market scale, in addition to providing greater geographic diversity to the Company’s restaurant portfolio.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed:

Working capital	$57,600
Property and equipment	656,146
Franchise fees	72,750
Goodwill	2,419,854
Net Cash paid for acquisition	$3,206,350

The excess of the purchase price over the aggregate fair value of assets acquired is allocated to goodwill. Goodwill will be deductible for tax purposes. The results of operations of these locations are included in our Consolidated Statements of Operations from the date of acquisition.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	September 28, 2014
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
Obligations of states/municipals	2,613,309	-	(5,468)	2,607,841
Corporate securities	2,322,250	-	(18,243)	2,304,007
Total debt securities	$4,935,559	$-	$(23,711)	$4,911,848

	December 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S. government and agencies	$3,497,951	$236	$(52)	$3,498,135
Corporate securities	5,107,853	-	(44,390)	5,063,463
Total debt securities	$8,605,804	$236	$(44,442)	$8,561,598

As of September 28, 2014 and December 29, 2013, $4.9 million and $7.0 million of investments were in a loss position with a cumulative unrealized loss of $23,711 and $44,442, respectively. The Company may incur future impairment charges if decline in market values continue and/or worsen and the impairments are no longer considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive income (loss), as of September 28, 2014 and December 29, 2013, were as follows:

	September 28 2014	December 29 2013
Unrealized gains	$-	$236
Unrealized loss	(23,711)	(44,442)
Net unrealized loss	(23,711)	(44,206)
Deferred federal income tax benefit	8,061	15,030
Net unrealized loss on investments, net of deferred income tax	$(15,650)	$(29,176)

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 28 2014	December 29 2013
Land	$5,823,050	$3,610,453
Building	4,316,263	4,316,263
Equipment	26,459,185	22,212,594
Furniture and fixtures	6,950,744	5,822,813
Leasehold improvements	57,304,857	46,469,088
Restaurant construction in progress	4,551,171	2,434,332
Total	105,405,270	84,865,543
Less accumulated depreciation	(30,905,075)	(26,288,809)
Property and equipment, net	$74,500,195	$58,576,734

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 28 2014	December 29 2013
Amortized intangibles:
Franchise fees	$659,863	$568,363
Trademark	64,059	59,199
Non-compete agreement	76,560	76,560
Favorable lease	239,000	239,000
Loan fees	465,497	346,758
Total	1,504,979	1,289,880
Less accumulated amortization	(481,961)	(361,009)
Amortized intangibles, net	1,023,018	928,871

Unamortized intangibles:
Liquor licenses	2,206,469	2,019,142
Total intangibles, net	$3,229,487	$2,948,013

Amortization expense for the three-month periods ended September 28, 2014 and September 29, 2013, was $15,935 and $13,989, respectively. Amortization expense for the nine-month periods ended September 28, 2014 and September 29, 2013, was $45,144 and $41,437, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years is projected as follows:

Year	Amount
Remainder of 2014	$42,847
2015	165,794
2016	147,614
2017	146,078
2018	71,516
2019 and thereafter	449,169
Total	$1,023,018

The aggregate weighted-average amortization period for intangible assets is 8.2 years.

6.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended September 28, 2014 and September 29, 2013, were $131,050, and $101,440, respectively. Fees paid during the nine-month periods ended September 28, 2014 and September 29, 2013, were $378,988 and $295,642, respectively.

See Note 10 for related party operating lease transactions.

 7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 28 2014	December 29 2013
Note payable - $46.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $547,619 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at September 28, 2014 was approximately 2.7%.	$26,690,476	31,619,048

Note payable - $15.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are $178,571 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at September 28, 2014 was approximately 2.7%.	14,107,143	12,759,420

Note payable - $20.0 million development line of credit II; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at September 28, 2014 was approximately 2.7%. Once fully drawn, payments will be due monthly; the note matures in April 2018.	14,207,752	-

Note payable to a bank secured by a senior mortgage on the Brandon Property. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter).	1,063,990	1,081,047

Note payable to a bank secured by a junior mortgage on the Brandon Property. The note matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum.	786,648	813,806

Total long-term debt	56,856,009	46,273,321

Less current portion	(12,327,788)	(8,225,732)

Long-term debt, net of current portion	$44,528,221	$38,047,589

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 DLOC converted to a term loan on March 11, 2014, with monthly principal payments of $178,571 plus accrued interest beginning May 2014 through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 RLOC is for a term of two years. As of September 28, 2014 no amounts were outstanding under the April 2013 RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of one-month LIBOR plus an applicable margin.

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

Based on the long-term debt terms that existed at September 28, 2014, the scheduled principal maturities for the next five years and thereafter are summarized as follows:

Year	Amount
Remainder of 2014	$2,558,034
2015	13,148,218
2016	13,151,117
2017	13,154,578
2018	13,276,923
2019 and thereafter	1,567,139
Total	$56,856,009

For the three-month periods ended September 28, 2014 and September 29, 2013, interest expense was $483,057 and $320,798, respectively. For both the nine-month periods ended September 28, 2014 and September 29, 2013, interest expense was $1.4 million.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of September 28, 2014.

At September 28, 2014, the Company has four interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $40.2 million at September 28, 2014. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. The April 2012 swap has a rate of 1.4% (notional amount of $10.5 million) and expires April 2019, the October 2012 swap has a rate of 0.9% (notional amount of $4.3 million) and expires October 2017, the December 2013 swap has a rate of 1.4% (notional amount of $12.5 million) and expires April 2018, and the April 2015 forward swap has a rate of 1.54% (notional amount of $12.9 million) and expires April 2018. The fair value of these swap agreements was a liability of $250,528 and $327,561 at September 28, 2014 and December 29, 2013, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

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

During the nine months ended September 28, 2014 and September 29, 2013, restricted shares were granted to certain team members at a weight-average fair value of $4.82 and $5.85.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a three year period or upon the three year anniversary of the granted shares, the vesting terms are determined by the Committee.  Unrecognized stock-based compensation expense of $700,648 at September 28, 2014 will be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of shares vested during the nine months ended September 28, 2014 and September 29, 2013 was $193,996 and $169,593, respectively.  Under the Stock Incentive Plan, there are 543,434 shares available for future awards at September 28, 2014.

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the nine months ended September 28, 2014 and September 29 2013, we issued 8,523 and 2,061 shares, respectively. Under the ESPP, there are 236,704 shares available for future awards at September 28, 2014.

The following table presents the restricted shares transactions during the nine months ended September 28, 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	91,966
Vested	(41,031)
Expired/Forfeited	(2,068)
Unvested, September 28, 2014	165,534

The following table presents the restricted shares transactions during the nine months ended September 29, 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	145,375
Vested	(26,500)
Expired/Forfeited	(48,400)
Unvested, September 29, 2013	125,375

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

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At September 28, 2014, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $476,700 and $852,600 as of September 28, 2014 and September 29, 2013, respectively.

Stock-based compensation of $84,072 and $70,563 was recognized, during the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and $237,079, and $205,668 for the nine-month periods ended September 28, 2014 and September 29, 2013, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 28, 2014.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

 9.           INCOME TAXES

The (benefit) provision for income taxes consists of the following components for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 28 2014	September 29 2013	September 28 2014	September 29 2013
Federal:
Current	$-	$-	$-	$-
Deferred	(20,315)	(14,246)	(189,473)	23,908

State:
Current	(24,389)	33,568	43,898	65,434
Deferred	(3,396)	(33,766)	(34,455)	(37,156)

Income tax provision (benefit)	$(48,100)	$(14,444)	$(180,030)	$52,186

The (benefit) provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes before income taxes.  The items causing this difference are as follows:

	September 28 2014	September 29 2013
Income tax provision at federal statutory rate	$(32,235)	$116,298
State income tax provision	6,331	18,663
Permanent differences	53,499	123,778
Tax credits	(207,625)	(206,553)
Income tax provision (benefit)	$(180,030)	$52,186

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

	September 28 2014	December 29 2013
Deferred tax assets:
Net operating loss carry forwards	$494,900	$983,682
Deferred rent expense	593,237	131,249
Start-up costs	133,744	130,136
Tax credit carry forwards	2,591,009	2,427,861
Interest rate swaps	85,179	111,218
Investments	8,061	15,030
Stock-based compensation	275,606	129,514
Other	259,280	186,814
Total deferred tax assets	4,441,016	4,115,504

Deferred tax liabilities:
Tax depreciation in excess of book	2,804,681	2,708,544
Other	282,654	244,199
Total deferred tax liabilities	3,087,335	2,952,743

Net deferred income tax asset	$1,353,681	$1,162,761

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

The Company expects to use net operating loss and general business tax credit carryforwards before their 20-year expiration. As of September 28, 2014, the Company has available federal net operating loss carryforwards of approximately $2.1 million. Of that amount, approximately $600,000 relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $2.6 million will expire between 2028 and 2035.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of September 28, 2014.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions.

10.           OPERATING LEASES (INCLUDING RELATED PARTY)

Lease terms range from five to 20 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $1.4 million and $1.2 million for the three-month periods ended September 28, 2014 and September 29, 2013, respectively (of which $34,299 and $18,820, respectively, were paid to a related party).  Total rent expense was $3.8 million and $3.7 million for the nine-month periods ended September 28, 2014 and September 29, 2013, respectively (of which $103,961 and $56,394, respectively, were paid to a related party). On October 30, 2014, Detroit Burgers, Inc., one of our wholly-owned subsidiaries, acquired 100% of the membership interests of DMM Group, LLC from a trust controlled by the spouse of our President, CEO and Chairman, T. Michael Ansley for $250,000. DMM Group’s sole asset is the land and improvements used for our Detroit Bagger Dave’s restaurant.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 28, 2014 are summarized as follows:

Year	Amount
Remainder of 2014	$1,528,696
2015	6,065,811
2016	5,841,663
2017	5,568,461
2018	5,282,794
2019 and thereafter	24,090,959
Total	$48,378,384

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development with initial or remaining lease terms in excess of one year at September 28, 2014 are summarized as follows:

Year	Amount
Remainder of 2014	$37,008
2015	496,736
2016	520,872
2017	522,552
2018	524,236
2019 and thereafter	4,107,260
Total	$6,208,664

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 32 restaurants by March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of September 28, 2014, we have opened 22 of the 32 restaurants required by the ADA.  With the remaining 10 restaurants, along with two additional franchise agreements, we expect the Company will operate 52 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements.  The Company incurred royalty fees of $1.4 million and $1.2 million for the three-month periods ended September 28, 2014 and September 29, 2013 and $3.9 million and $3.5 million for nine-month periods ended September 28, 2014 and September 29, 2013, respectively.  Advertising fund contribution expenses were $813,579 and $690,096 for the three-month periods ended September 28, 2014 and September 29, 2013 and $2.3 million and $2.1 million for nine-month periods ended September 28, 2014 and September 29, 2013, respectively.

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

12.          EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013:

	Three months ended
	September 28 2014	September 29 2013
Income (loss) available to common stockholders	$(182,109)	$69,810

Weighted-average shares outstanding	26,107,627	26,054,118
Effect of dilutive securities	-	132,145
Weighted-average shares outstanding - assuming dilution	26,107,627	26,186,263

Earnings (loss) per common share	$(0.01)	$0.00
Earnings (loss) per common share - assuming dilution	$(0.01)	$0.00

	Nine months ended
	September 28 2014	September 29 2013

Income available to common stockholders	$85,252	$311,847

Weighted-average shares outstanding	26,074,797	23,231,403
Effect of dilutive securities	99,796	119,725
Weighted-average shares outstanding - assuming dilution	26,174,593	23,351,128

Earnings per common share	$0.00	$0.01
Earnings per common share - assuming dilution	$0.00	$0.01

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $438,679 and $319,689 during the three-month periods ended September 28, 2014 and September 29, 2013, and was $1.3 million and $1.4 million for the nine-month periods ended September 28, 2014 and September 29, 2013, respectively.

Cash paid for income taxes was $22,000 during the three-month periods ended September 28, 2014 and September 29, 2013, respectively, and $22,000 and $65,500 for the nine-month periods ended September 28, 2014 and September 29, 2013, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid during both the nine months ended September 28, 2014 and September 29, 2013, was $1.4 million.

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

As of September 28, 2014 and December 29, 2013, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of September 28, 2014 and December 29, 2013, our total debt was approximately $56.9 million and $46.3 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 28, 2014 and the fiscal year ended December 29, 2013.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 28, 2014:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$-	$(250,528)	$-	$(250,528)

Debt securities
Obligations of states/municipals	-	2,607,841	-	2,607,841
Corporate securities	-	2,304,007	-	2,304,007
Total debt securities	-	4,911,848	-	4,911,848
Total debt securities and derivatives	$-	$4,661,320	$-	$4,661,320

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 29, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$-	$(327,561)	$-	$(327,561)

Debt securities
U.S. government and agencies	-	3,498,135	-	3,498,135
Corporate securities	-	5,063,463	-	5,063,463
Total debt securities	-	8,561,598	-	8,561,598
Total debt securities and swaps	$-	$8,234,037	$-	$8,234,037

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

	September 28 2014	December 29 2013
Fair value of interest rate swaps (net of tax of $85,179 and $111,218)	$(165,347)	$(216,188)
Fair value of investments (net of tax of $8,061 and $15,030)	(15,650)	(29,176)
Total Accumulated other comprehensive loss ending balance	$(180,997)	$(245,364)

16.           SUBSEQUENT EVENTS

On October 31, 2014 and November 5, 2014, the Company closed on its previously announced sale and leaseback transaction with Spirit Master Funding IX (“Purchaser”), with regard to seven of the 12 properties that are subject to the agreement. The aggregate sales price for the properties closed to date was $13.1 million. The Company plans to use $5.0 million of the proceeds to pay down debt, including $1.9 million to retire mortgages on its Brandon Buffalo Wild Wings property and $3.1 million to pay down its DLOC. The Company intends to use the remaining proceeds from the transaction to fund growth capital. Closing on the remaining properties, all of which remain under construction, is anticipated to occur upon completion of the construction, subject to customary diligence by Purchaser and satisfaction of other conditions precedent to closing. For additional information, refer the 8-K filed on November 5, 2014.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 29, 2013. Information included in this discussion and analysis includes commentary on company-owned restaurant, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Bagger Dave’s Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”) concept and the overall health of the concepts. However, same store sales information does not represent sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to our ability to secure the additional financing adequate to execute our business plan; our ability to locate and start up new restaurants; acceptance of our restaurant concepts in new market places; and the cost of food and other raw materials.  Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission (“SEC”), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 28, 2014, we had 61 locations in Florida, Illinois, Indiana, and Michigan.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 22 Bagger Dave’s, 14 in Michigan and eight in Indiana. The Company expects to operate between 47 and 51 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 40 DRH-owned BWW restaurants (18 in Michigan, 14 in Florida, four in Illinois, and four in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 52 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2010 through 2014. From our inception in 2006, we managed, but did not own, nine BWW restaurants, which we acquired in February 2010.

	2014 (estimate)	2013	2012	2011	2010
Summary of restaurants open at the beginning of year
DRH-owned BWW	36	33	22	19	7
Bagger Dave’s	18	11	6	3	2
BWW Acquisitions / affiliate restaurants under common control	-	-	-	-	9

Total	54	44	28	22	18

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	6	7	5	3	1
BWW Acquisitions	3	-	8	-	-
Closures	-	-	-	-	-
Total restaurants	66	54	44	28	22

RESULTS OF OPERATIONS

For the three-month period ended September 28, 2014 ("Third Quarter 2014") and nine-month period ended September 28, 2014 (“Year to Date 2014”), revenue was generated from the operations of 40 BWW restaurants and 21 Bagger Dave’s restaurants. Of these restaurants, the Company opened one BWW restaurant in July 2014 and acquired three BWW restaurants on June 30, 2014. Additionally, the Company has opened three Bagger Dave’s during Year to Date 2014; one in May 2014, June 2014, and September 2014. For the three-month period ended September 29, 2013 ("Third Quarter 2013") and the nine-month period ended September 29, 2013 (“Year to Date 2013”), revenue was generated from the operations of 35 BWW restaurants and 14 Bagger Dave’s restaurants (three Bagger Dave’s restaurants opened during Year to Date 2013; one in May 2013, July 2013, and September 2013). Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 46 and 35 restaurants at September 28, 2014 and September 29, 2013, respectively

Results of Operations for the Three Months Ended September 28, 2014 and September 29, 2013

	Three Months Ended
	September 28 2014	September 29 2013
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.8%	29.4%
Compensation costs	25.6%	26.4%
Occupancy costs	5.7%	6.1%
Other operating costs	22.0%	20.6%
General and administrative expenses	6.5%	5.9%
Pre-opening costs	1.9%	2.4%
Depreciation and amortization	8.7%	7.9%
Loss on disposal of property and equipment	0.1%	0.1%
Total operating expenses	99.3%	98.8%

Operating profit	0.7%	1.2%

Revenue for Third Quarter 2014 was $32.8 million, an increase of $6.4 million, or 24.3%, over the $26.4 million of revenue generated during Third Quarter 2013. The increase was attributable to increased same store sales, acquisition of three BWW locations, and the opening of 10 DRH-owned restaurants (eight Bagger Dave’s and two BWW restaurants). $1.3 million was attributable to the 5.0% same store sales increase for 35 BWW and 11 Bagger Dave’s restaurants. $1.6 million was attributable to the acquisition of three BWW restaurants on June 30, 2014. The remaining $3.5 million is a result of restaurants opening within the last 18-months, including 10 Bagger Dave’s and five BWW restaurants. Breaking down our same store sales increase of 5.0% into components, 3.5% was attributable to price increase from winter and fall menu rollouts and 1.5% was attributable to increase traffic in our comparable locations.

Food, beverage, and packaging costs increased by $1.7 million, or 21.9%, to $9.5 million in Third Quarter 2014 from $7.8 million in Third Quarter 2013.  The increase was primarily due to an increased number of restaurants operating in 2014, including an acquisition of three BWW restaurants. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.8% in Third Quarter 2014 from 29.4% in Third Quarter 2013 primarily due to lower chicken wing prices. Average cost per pound for bone-in chicken wings was $1.50 in Third Quarter 2014 compared to $1.71 in Third Quarter 2013.

Compensation costs increased by $1.4 million, or 20.5%, to $8.4 million in Third Quarter 2014 from $7.0 million in Third Quarter 2013.  The increase was primarily due to an increased number of restaurants operating in 2014, including an acquisition of three BWW restaurants.  Compensation costs as a percentage of sales decreased to 25.6% in Third Quarter 2014 from 26.4% in Third Quarter 2013.

Occupancy costs increased by $0.3 million, or 17.1%, to $1.9 million in Third Quarter 2014 from $1.6 million in Third Quarter 2013.  This increase is primarily due to the increased number of restaurants operating in 2014, including an acquisition of three BWW restaurants. Occupancy as a percentage of sales decreased to 5.7% in Third Quarter 2014 from 6.1% in Third Quarter 2013 due to the increased real estate purchases occurring in late fiscal 2013 and throughout fiscal 2014.

Other operating costs increased by $1.8 million, or 32.8%, to $7.2 million in Third Quarter 2014 from $5.4 million in Third Quarter 2013.  The increase was primarily due to an increased number of restaurants operating in 2014. Other operating costs as a percentage of sales increased to 22.0% in Third Quarter 2014 from 20.6% in Third Quarter 2013 primarily due to additional repair and maintenance costs.

General and administrative expenses increased by $0.5 million, or 36.9%, to $2.1 million in Third Quarter 2014 from $1.6 million in Third Quarter 2013.  This increase was primarily due to the timing of our marketing expenses versus the prior year. General and administrative expenses as a percentage of sales increased to 6.5% in Third Quarter 2014 from 5.9% in Third Quarter 2013.

Pre-opening costs were relatively flat at $0.6 million in Third Quarter 2014 and Third Quarter 2013.   Pre-opening costs depend on the timing of restaurants under construction.  The Company opened two new restaurants in Third Quarter 2014 compared to two openings and one relocation in Third Quarter 2013. Pre-opening costs as a percentage of sales was 1.9% in Third Quarter 2014 and 2.4% in Third Quarter 2013.

Depreciation and amortization increased by $0.8 million, or 38.4%, to $2.9 million in Third Quarter 2014 from $2.1 in Third Quarter 2013.  This increase was primarily due to an increased number of restaurants operating in 2014.  Depreciation and amortization as a percentage of sales increased to 8.7% in Third Quarter 2014 from 7.9% in Third Quarter 2013 primarily due to the increased investment in ground-up development of our restaurant buildings.

Loss on disposal of property and equipment increased by $10,043, or 43.7%, to $33,013 in Third Quarter 2014 from $22,970 in Third Quarter 2013. Loss on disposal of property and equipment as a percentage of sales remained at 0.1% in Third Quarter 2014.

Results of Operations for the Nine Months Ended September 28, 2014 and September 29, 2013

	Nine Months Ended
	September 28 2014	September 29 2013
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.7%	30.3%
Compensation costs	25.9%	26.0%
Occupancy costs	5.4%	5.9%
Other operating costs	21.0%	20.0%
General and administrative expenses	6.8%	6.3%
Pre-opening costs	2.2%	2.5%
Depreciation and amortization	8.2%	6.9%
Loss on disposal of property and equipment	0.4%	0.1%
Total operating expenses	98.6%	98.0%

Operating profit	1.4%	2.0%

Revenue for Year to Date 2014 was $93.3 million, an increase of $12.9 million or 16.0% over the $80.4 million of revenue generated during Year to Date 2013. The increase was primarily attributable to three factors: (i) approximately $9.5 million was attributable to revenues generated from the opening of 10 DRH-owned restaurants (eight Bagger Dave’s restaurants and two BWW restaurant); (ii) $1.8 million increase was related to a 2.6% increase in same store sales for 35 BWW and 11 Bagger Dave’s restaurants; and (iii) the remaining $1.6 million was attributable to the acquisition of three BWW restaurants on June 30, 2014.

Food, beverage, and packaging costs increased by $2.5 million or 10.1% to $26.8 million in Year to Date 2014 from $24.3 million in Year to Date 2013.  The increase was primarily due to the increased number of restaurants operating in 2014.  Food, beverage, and packaging costs as a percentage of sales decreased to 28.7% in Year to Date 2014 from 30.3% in Year to Date 2013 due to lower chicken wing prices. Average cost per pound for bone-in chicken wings was $1.41 in Year to Date 2014 compared to $1.80 in Year to Date 2013.

Compensation costs increased by $3.3 million or 15.6% to $24.2 million in Year to Date 2014 from $20.9 million in Year to Date 2013. This increase was primarily due to the increased number of restaurants operating in 2014. Compensation as a percentage of sales decreased to 25.9% in Year to Date 2014 from 26.0% in Year to Date 2014 and in Year to Date 2013.

Occupancy costs increased by $0.4 million or 7.4% to $5.1 million in Year to Date 2014 from $4.7 million in Year to Date 2013.  This increase was primarily due to the increased number of restaurants operating in 2014. Occupancy cost as a percentage of sales decreased to 5.4% in Year to Date 2014 from 5.9% in Year to Date 2014 and in Year to Date 2013.

Other operating costs increased by $3.5 million or 21.9% to $19.6 million in Year to Date 2014 from $16.1 million in Year to Date 2013.  This increase was primarily the increased number of restaurants operating in 2014.  Other operating costs as a percentage of sales increased to 21.0% in Year to Date 2014 from 20.0% in Year to Date 2013.

General and administrative cost increased by $1.2 million or 25.4% to $6.3 million in Year to Date 2014 from $5.1 million in Year to Date 2013.  This increase was primarily due to the increased marketing campaign and other corporate costs associated with the substantial growth in operations. General and administrative cost as a percentage of sales increased to 6.8% in Year to Date 2014 from 6.3% in Year to Date 2013.

Pre-opening cost increased by $0.1 million or 1.4% to $2.1 million in Year to Date 2014 from $2.0 million in Year to Date 2013.  The decrease in pre-opening costs was due to the timing of restaurant openings in Year to Date 2014 versus Year to Date 2013.  The Company opened three new restaurants and relocated two restaurants in Year to Date 2014 compared to five openings and one relocation in Year to Date 2013. Pre-opening cost as a percentage of sales decreased to 2.2% in Year to Date 2014 from 2.5% in Year to Date 2013.

Depreciation and amortization cost increased by $2.1 million or 37.4% to $7.6 million in Year to Date 2014 from $5.5 million in Year to Date 2013.  This increase was primarily due to the increased number of restaurants operating in 2014.  Depreciation and amortization cost as a percentage of sales increased to 8.2% in Year to Date 2014 from 6.9% in Year to Date 2013 primarily due to the increased investment in real estate purchases.

Loss on disposal of property and equipment increased by $0.3 million or 322.1% to $0.4 million in Year to Date 2014 from $0.1 million in Year to Date 2013.  This increase was primarily due to non-recurring property and equipment disposals in the current year driven by the relocation of two restaurants. Loss on disposal of property and equipment as a percentage of sales increased to 0.4% in Year to Date 2014 from 0.1% in Year to Date 2013

INTEREST AND TAXES

Interest expense was $483,057 and $320,798 during Third Quarter 2014 and Third Quarter 2013, respectively. The increase was due to the increased debt for 2014.  Interest expense was $1.4 million during both Year to Date 2014 and Year to Date 2013.

For Third Quarter 2014, DRH had an income tax benefit of $48,100 compared to Third Quarter 2013 income tax benefit of $14,444.  The Third Quarter 2014 income tax benefit primarily relates to the increase in tip credits for the period. For Year to Date 2014, we booked an income tax benefit of $180,030 compared to Year to Date 2013 of an income tax provision of $52,186.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS Citizens, N.A. (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consists of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The April 2013 Term Loan is for a period of five years. Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 DLOC converted to a term loan on March 11, 2014, with monthly principal payments of $178,571 plus accrued interest beginning May 2014 through maturity on April 15, 2018, at which time the entire unpaid principal and interest is due. The April 2013 RLOC is for a term of two years. As of September 28, 2014, no amounts were outstanding under the April 2013 RLOC. Amounts borrowed under the April 2013 Senior Secured Credit Facility bear interest at a rate of one-month LIBOR plus an applicable margin. On March 20, 2014, the Company amended the April 2013 Senior Secured Credit Facility to include a $20.0 million development line of credit II (the “March 2014 DLOC II”). The March 2014 DLOC II is for a term of two years and is convertible upon maturity into a term note. The amendment also provided a 25 basis point reduction to the April 2013 Senior Secured Credit Facility’s applicable margin rate, which reduced the range from 2.5%/3.4% to 2.25%/3.15%, which commences April 2014.

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses the net proceeds to DRH were $31.9 million. At September 28, 2014, the Company held available-for-sale securities with an estimated fair value of $4.9 million. The investments were funded by a portion of the proceeds from the follow-on offering. See Note 3 for additional information.

We believe the cash flow from operations, the remaining proceeds from the registered offering, proceeds from the sale-lease-back agreement and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.1 million to $1.4 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.9 million to $2.1 million (excluding potential tenant incentives).  We expect to spend approximately $200,000 to $250,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

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

Cash flow from operations for Year to Date 2014 was $9.7 million compared with $5.8 million for Year to Date 2013. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our capital expenditures in 2014. For 2014, we estimate capital expenditures to be between $33.0 million and $36.0 million. Of this amount, $3.2 million was used for the acquisition of three new BWW restaurants in the north Tampa area. The acquisition was funded with a combination of bank funded DLOC and cash on hand. We plan to use the remaining capital as follows: one half for new restaurant openings, currently three Bagger Dave's and two DRH-owned BWW are under construction; one third for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining for restaurant remodels, upgrades, relocations and other general corporate purposes.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $800,000 (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five to seven years of operation and fully remodeled after approximately 10 years of operation.

Contractual Obligations

The following table presents a summary of our contractual obligations as of September 28, 2014:

		Less than
	Total	one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$56,856,009	$12,327,788	$26,085,494	$16,932,023	$1,510,704

Operating lease obligations	48,378,384	6,074,376	11,561,553	10,335,688	20,406,767

Commitments for restaurants under development [2]	17,865,941	12,061,110	1,042,592	1,049,344	3,712,895
	$123,100,334	$30,463,274	$38,689,639	$28,317,055	$25,630,366

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

Mandatory Upgrades

In fiscal year 2014, we plan to complete two mandatory remodels of existing DRH-owned BWW restaurant, which will be funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2014, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements will primarily consist of new carpentry, audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades. In fiscal year 2014, we relocated two DRH-owned BWW locations in lieu of remodels, the relocations occurred in second quarter 2014. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an ADA in which the Company was to open 23 BWW restaurants within its designated "development territory”. On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of September 28, 2014, 22 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 52 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Debt Securities

We are exposed to market risk related to our debt securities. To manage our exposure, we have invested our excess cash in highly liquid short-term investments with maturities of less than one year. The investments are not held for trading or other speculative purposes. See Notes 1, 3, and 14 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

As of September 28, 2014, DRH had $56.9 million of variable-rate debt with a weighted average interest rate of 2.7%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $0.6 million fluctuation in pretax income. See Notes 1, 7 and 14 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the three-month periods ended September 28, 2014 and September 29, 2013 chicken wings accounted for approximately 15.9% and 15.8%, with an average price per pound of $1.50 and $1.71, respectively. For the nine-month periods ended September 28, 2014 and September 29, 2013 chicken wings accounted for approximately 29.1% and 34.5%, with an average price per pound of $1.41 and $1.80, respectively.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 28, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 28, 2014.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: November 7, 2014	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
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