Form 10-K
period 2014-12-28
Diversified Restaurant Holdings, Inc.
filed 2015-03-13
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $64.7 million based on the per share closing price of the Company's common stock as reported on the NASDAQ stock market on June 27, 2014.

The number of shares outstanding of the registrant's common stock as of March 6, 2015 was 26,187,199 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 21, 2015 are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

Exhibit 10.13
Exhibit 21
Exhibit 23
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

●	the impact of federal, state, and local beer, liquor, and food service regulations;

●	the success of our marketing programs;

●	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

●	the loss of key members of our management team;

●	inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

●	the impact of litigation;

●	the adequacy of our insurance coverage and fluctuating insurance requirements and costs;

●	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

●	our ability to obtain debt or other financing on favorable terms, or at all;

●	the impact of a potential requirement to record asset impairment charges in the future;

●	the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;

●	our ability to protect our intellectual property;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of any materially adverse changes in our federal, state, and local taxes;

●	our ability to main our relationship with our franchisor on economically favorable terms;

●	the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through the sale of our common stock; and

●	the effect of changes in accounting principles applicable to us.

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

ITEM 1.     BUSINESS

Business Overview

DRH is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.    We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 28, 2014, we had 66 locations in Florida, Illinois, Indiana, and Michigan.

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

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 26 Bagger Dave’s, 17 in Michigan and nine in Indiana. The Company expects to operate between 47 and 51 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 42 DRH-owned BWW restaurants (19 in Michigan, 14 in Florida, four in Illinois, and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with BWLD and expect to operate 52 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions. In 2014 DRH was awarded the Franchisee of Year and our COO recieved the Founders’ Award by Buffalo Wild Wings International (“BWLD”).

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from March 2020 through December 2034, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through December 2049.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes three properties, two Bagger Dave’s restaurants, which will be sold as part of the sale leaseback transaction as described in Note 3 of the Consolidated Financial Statements, and one DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034.  Our telephone number is (248) 223-9160.  We can also be found on the internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.

Background

Restaurant Concepts

Bagger Dave’s Burger Tavern®

Launched in January 2008, Bagger Dave's is our first initiative to diversify our operations outside of the BWW concept by developing our own unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting, and entertaining atmosphere through friendly and memorable guest experience. Currently, there are 26 restaurants (17 in Michigan and nine in Indiana).

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

The guiding principle of the Bagger Dave’s brand is to delight guests through fresh food offerings, exceptional service, and an entertaining atmosphere.   The menu is a-la-carte and focuses on burgers, with a variety of sides. Burgers are offered with a choice of four proteins; USDA, fresh premium prime-rib recipe beef (offered in 8oz patty or 4oz patty), Michigan ground turkey, farm-raised, cage-free grilled chicken breasts and black bean patties. Guests can choose from our list of burgers including the Train Wreck Burger ®, the Blues Burger ®, and Tuscan Chicken. Guests can also choose to “Create Your Own” which allows them to totally customize their experience by choosing from a variety of proteins, buns, cheeses, house-recipe sauces presenting bold and exciting new flavors, premium toppings such as bacon, egg, guacamole, and a variety of complementary toppings, such as sautéed mushrooms and onions, barbecue sauce, and other standard condiments.

To further customize their experience, guests can choose from a selection of sides including fresh-cut potato fries, Dave’s Sweet Potato Chips®, Amazingly Delicious Turkey Black Bean Chili® and our fresh, made-to-order Twisted Mac ‘N’ Cheese. The fries are cut in-house from domestic Northeastern potatoes and cooked in a cottonseed soy bean specialty oil, using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs. Dave’s Sweet Potato Chips ® are a Bagger Dave’s specialty using fresh-cut premium sweet potatoes from North Carolina.  Guests can choose from our own signature dipping sauces to complement their order entrée and sides. Since our fryers are dedicated to potatoes and there are no breaded, frozen products offered at Bagger Dave’s, our potato fries and sweet potato chips are gluten free and trans-fat free.

Beyond burger offerings, Bagger Dave’s offers other entrees such as a Tomato-Basil-Onion Grilled Cheese sandwich, a California BLT sandwich, Dave’s Signature Italian Beef sandwich, and entrée sized chopped salads with grilled chicken. Bagger Dave’s also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins, adult shakes, sommelier-selected wines and a full selection of liquors. For fiscal year 2014, our average Bagger Dave’s restaurant derived approximately 86.3% of its revenue from food, including non-alcoholic beverages, and 13.7% of its revenue from alcohol sales, primarily draft beer.

To reinforce the Bagger Dave’s name and brand, our fresh-cut fries and sweet potato-chips are served in natural, brown bags decorated with our logo and served in a cake tin.

Buffalo Wild Wings

With 42 DRH-owned BWW restaurants (19 in Michigan, 14 in Florida, four in Illinois, and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan, DRH is one of the largest BWLD franchisees. As of December 28, 2014, BWLD reported over 1,000 BWW restaurants in North America that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, craveable menu items in a welcoming neighborhood atmosphere with an extensive multimedia social environment, a full bar, and an open layout designed to create a distinctive dining experience for sports fans and families alike. We believe the restaurants are differentiated by the social environment we create and the connection the restaurants make with our team members, guests, and the local community. The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes. Guests have the option of watching various sporting events on projection screens or approximately 50 additional televisions, competing in Buzztime Trivia, or playing video games.

BWW restaurants have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. We believe the BWW menu is competitively priced between the quick-casual and casual dining segments. The menu features traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads ™ , popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito ® soft tacos, appetizers, and salads.  The made-to-order menu items are enhanced by the bold flavor profile of 16 signature sauces and five signature seasonings, which range in flavor from Sweet BBQ ® to Blazin’ ®.  The restaurants offer approximately 12 to 30 domestic and imported beers on tap, including several local or regional microbrews and a wide selection of bottled beer, wine, and liquor.  We believe the award-winning food and memorable experience drives guest visits and loyalty.  For fiscal year 2014, our average DRH-owned BWW restaurant derived approximately 80.9% of its revenue from food, including non-alcoholic beverages, and 19.1% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

We have a multi-layered growth strategy. We plan to grow by increasing the number of restaurants in each of the two concepts we currently offer and target opening a minimum of eight new restaurants per year.

We have successfully expanded our Bagger Dave’s restaurant base from just three restaurants in 2010 to 26 company-owned locations as of March 13, 2015.  We believe that we are well positioned to grow throughout the Midwest and ultimately nationally.  We expect to open additional restaurants if suitable locations are found and appropriate financing can be secured.  We plan to operate between 47 and 51 Bagger Dave’s corporate locations by the end of 2017.

We currently operate 42 DRH-owned BWW restaurants: 19 in Michigan, 14 in Florida, four in Illinois, and five in Indiana. We have opened 24 DRH-owned BWW restaurants in fulfillment of our 32-resaturants ADA with BWLD. Including the remaining eight restaurants under the ADA, and two additional franchise agreements, we expect to operate 52 BWW restaurants by 2017, exclusive of potential acquisitions of additional BWW restaurants.

We believe our track record of acquiring and integrating BWW restaurants affords us with a unique opportunity to take advantage of strategic accretive acquisitions in the marketplace. Throughout our history, we have demonstrated our proven ability to leverage our operational expertise, infrastructure, and systems to drive stronger profitability and unit volumes at acquired restaurants. The combination of our size and history with the Buffalo Wild Wings brand allows us to utilize best practices and optimize the performance of any restaurants that we may acquire.

One of our guiding principles is that a happy team member translates into a happy guest.  A happy guest drives repeat sales and word-of-mouth referrals – two key factors that are fundamental to our sales growth strategy.  We believe that our core areas of expertise include site selection, development, management, quality guest service, and operations.

A center point in our expansion plan was opening the largest BWW, by square-footage, in downtown Detroit, Michigan, on December 23, 2012, to take advantage of the energy and positivity surrounding the revitalization and rebuilding of downtown Detroit.  It occupies two stories in the Odd Fellow Building and is within walking distance of Ford Field, Comerica Park, and Joe Louis Arena.   According to a New York Times article published on July 11, 2011, in the last 10 years, Downtown Detroit has experienced a 59.0% increase in the number of college-educated residents under the age of 35, creating a culture of trendy bars and restaurants.  Also driving the revitalization efforts is Detroit’s “15 by 15” initiative, a program focused on getting 15,000 young and talented households to move Downtown by 2015. To complement this location and further take advantage of the growth of downtown Detroit, a new, three-story Bagger Dave’s was opened adjacent to this BWW in November of 2013.

Site Selection

We consider the real estate selection process to be a key factor in the long-term success of each restaurant, and as such, devote a significant amount of time and effort into identifying and evaluating each potential location.  We consider several metrics to assess the strength of each proposed site, including daytime population, accessibility, population density, visibility and neighboring retailers.

For our restaurants, we prefer a strong end-cap position, which is a premier, highly visible corner positioned in a well-anchored shopping center or lifestyle entertainment center.  We also seek to develop freestanding locations, if the opportunity meets our site selection criteria, along with specific economic thresholds.

Restaurant Operations

We believe that retaining high quality restaurant managers, valuing our team members, and providing fast, friendly service to our guests are key to our continued success.  In order to retain our unique culture as we grow, we devote substantial resources to identifying, selecting, and training our restaurant-level team members.  We typically have six in-restaurants trainers at each existing location who provide both front- and back-of-house training on site.  We also have a seven-week training program of our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During their training, managers observe our established restaurants’ operations and guest interactions.  We believe our focus on guest-centric training is a core aspect of our Company and reinforces our mission to delight our guests.

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

We emphasize growth from within the organization as much as possible, giving our team members the opportunity to develop and advance.  We believe this philosophy helps build a strong, loyal management team with high team member retention rates, giving us an advantage over our competitors.  We strive for a balance of internal promotion and external hiring.

Restaurants

Our typical Bagger Dave's restaurants range in size from 3,800 to 6,100 square feet, with a historical square foot average of about 4,300. We anticipate future restaurants will be approximately 4,000 to 4,500 square feet in size, plus an outside seating area where feasible. We anticipate an average cash investment per restaurant of approximately $1.1 million to $1.4 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital. We plan to continue development of this concept in the Michigan and Indiana and expand throughout the Midwest.  Expansion outside of Michigan and Indiana will begin in 2015, as we intend to open Bagger Dave’s restaurants in Ohio.

Our typical DRH-owned BWW restaurants range in size from 5,300 to 13,500 square feet, with a historical square foot average of about 6,400. We anticipate that future restaurants will range in size from 5,500 to 6,500 square feet with an average cash investment per restaurant of approximately $1.9 million to $2.1 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.

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

Marketing and Advertising

In fiscal year 2014, we spent approximately 1.7% of all restaurant sales on marketing efforts.  In addition, charitable donations and local community sponsorships help us develop local public relations and are a major component of our marketing efforts.  We support programs that build traffic at the grass roots level.  We also participate in numerous local restaurant marketing events for both DRH-owned BWW and Bagger Dave’s throughout the communities we serve.

Bagger Dave’s

The advertising and marketing plan for developing the Bagger Dave’s brand relies on local media, menu specials, promotions, and community events. We are also building our marketing reach with our current guests by enhancing our social media presence and our loyalty rewards program.  We attribute a large part of our Bagger Dave’s growth through word-of-mouth.

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

Information Systems and Technology

We believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis, and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated to our corporate office through a web-based above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information, and improve administrative productivity. In 2012, we launched online ordering for our Bagger Dave’s restaurants and recently launched table side ordering devices that allows servers to create orders and send orders to the kitchen while standing with the customer. We believe the table side ordering will help decrease serving time and increase customer turnover and satisfaction since these devices also accommodate credit card swipes so that the card never has to leave the customer’s sight. Beginning in 2014, we also integrated the online ordering function for BWW and the Rockbot music experience where guests get to D.J. and select music played throughout the restaurant.

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

Our domestically-registered trademarks and service marks include Bagger Dave’s Burger Tavern®, Sloppy Dave’s BBQ ®, Railhouse Burger Sauce ®, The Blues Burger ®, Train Wreck Burger, Dave’s Sweet Potato Chips ®, Meaningless Free Toppings ®, Sloppy Dave’s Fries ®, and Amazingly Delicious Turkey Black Bean Chili ®.  We place considerable value on our trademarks, service marks, trade secrets, and other proprietary rights and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s ® restaurant concept.  We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts.  Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand.

Government Regulations

The restaurant industry is subject to numerous federal, state, and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, nutrition labeling requirements, fire codes, zoning, and building requirements and to periodic review by state and municipal authorities for areas in which the restaurants are located.  Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell beer, wine, and liquor and each restaurant requires food service licenses from local health authorities.  Majority of our licenses to sell alcoholic beverages must renewed annually and may be suspended or revoked at any time for cause, including violation by us or our team members of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of team members or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing, and inventory control.  In order to reduce this risk, restaurant team members are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.  We have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

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

ITEM 1A.     RISK FACTORS

This Form 10-K, including the discussions contained in Items 1 and 7, contains various “forward-looking statements” that are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Future growth in our revenue and profits will depend on our ability to maintain or grow sales and efficiently manage costs in our existing and new restaurants.  Currently, we have 26 Bagger Dave’s restaurant and 42 DRH-owned BWW restaurants.  The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concepts in other locations.  Additionally, the success of one restaurant concept may not be indicative or predictive of the success of the other.

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

We May Not Be Able to Attract and Retain Qualified Team Members to Operate and Manage Our Restaurants

The success of our restaurants depends on our ability to attract, motivate, develop, and retain a sufficient number of qualified restaurant team members, including managers and hourly team members.  The inability to recruit, develop, and retain these individuals may delay the planned openings of new restaurants or result in high team member turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants.  This could inhibit our expansion strategy and business performance and negatively impact our operating results

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, ground beef, and potatoes.  Our food, beverage, and packaging costs could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability.  Additionally, if there is a significant rise in the price of chicken wings or ground beef, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing and beef prices, our operating results could be adversely affected.  We also depend on our franchisor, BWLD, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost.  Chicken wing prices per pound averaged $1.53 in 2014, $0.23 lower than the average of $1.76 in 2013.  BWLD currently purchases and secures for its franchisees chicken wings at market price.

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

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings.  These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.  For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants.  The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect. The final rule was published on December 1, 2014 and requires implementation by December 1, 2015. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements.  Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another.  The effect of such labeling requirements on consumer choices, if any, is unclear at this time.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits.  The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of the date of December 28, 2014, 67 of our 68 restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases.  Some leases are subject to renewals which could involve substantial increases.  Additionally, a few leases require contingent rent based on a percentage of gross sales.   When our leases expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

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

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Florida, Illinois, Indiana, and Michigan.  As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations.  In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates, and the overall economic crisis than other geographic areas.  In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts, or other natural or man-made disasters have occurred.  In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.  As of December 28, 2014, approximately 78.8% of our total restaurants are located in Illinois, Indiana and Michigan, which are particularly susceptible to snowfall, and approximately 21.2% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

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

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2014, approximately 18.2% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages.  Our restaurants sell alcoholic beverages, as such, we are required to comply with the alcohol licensing requirements of the federal government, states, and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage, and dispensing of alcoholic beverages.  If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 28, 2014, approximately 66.6% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen.  While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

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

We have Identified a Material Weakness in Our Internal Control Over Financial Reporting. Failure to Establish and Maintain Our Internal Control Over Financial Reporting Could Harm Our Business and Financial Results.

In connection with the preparation of the financial statements included in this Form 10-K, we identified a material weakness in our internal control over financial reporting for the year ended December 28, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management has determined that our internal control related to financial reporting was not effective to ensure the effective design of internal control and that an effective evaluation and review of complex accounting matters had occurred prior to presentation to our external auditors. Specifically, our initial evaluation of long-lived assets for potential impairment was not sufficient under generally accepted accounting principles. Further, our evaluation of the accounting for modifications made under our borrowing arrangements reached an incorrect conclusion and we did not adequately evaluate the realization of our deferred tax assets. While we do not believe that this affected the accuracy of our financial statements included in the Annual Report on Form 10-K, this control deficiency could result in a material misstatement of the financial statements that would not be prevented or detected. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 28, 2014, and has not yet been remediated. However, our management team has reviewed and discussed the identified material weakness with the Audit Committee and is in the process of developing and implementing an action plan to resolve it.

Our management team members are responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  Failure to remediate this material weakness or additional material weaknesses in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter ® to attract and retain guests. We also are initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that ends June 30, 2019. As of March 13, 2015, we operated 68 Company-owned restaurants, 66 of which are leased properties. Lease terms are between 10- and 20-years, and generally include options to extend the terms. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of December 28, 2014, we operated restaurant properties for 35 locations in Michigan, 14 locations in Florida, 13 locations in Indiana, and four locations in Illinois. Our typical BWW restaurants range in size from 5,300 square feet to 13,500 square feet and our typical Bagger Dave’s restaurants range in size from 3,800 square feet to 6,100 square feet. The majority of our restaurants are located in end-cap positions in strip malls, with a few being inline; 23 of our restaurants are situated in a stand-alone building.

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

 PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is listed on the NASDAQ Capital Market under the symbol “BAGR”.  Prior to April 23, 2013, the date of our follow-on offering, our common stock was traded on the OTCQB where there was a history of minimal trading and relatively inactive public market for our stock.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 28, 2014 and December 29, 2013 as reported by NASDAQ and OTCQB:

	2014		2013
	High	Low	High	Low
First Quarter	$5.85	$4.42	$4.11	$3.95
Second Quarter	5.50	3.99	8.31	4.00
Third Quarter	5.00	4.19	8.24	6.03
Fourth Quarter	5.42	4.61	7.90	4.77

Trading during Q1 2013 were very limited and sporadic while our stock was traded on the OTCQB. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions.

Holders

As of March 6, 2015, there were approximately 457 record holders of 26,187,199 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

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

Performance Graph

The following graph compares the cumulative total stockholder return from April 15, 2013 through December 28, 2014. The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (assuming reinvestment of dividends) in each of DRH common stock, the NASDAQ Composite Index and S&P 600 Restaurants Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	4/15/2013	12/29/2013	12/28/2014
Diversified Restaurant Holdings, Inc.	$100.00	$95.40	$99.80
S&P 600 Restaurants	100.00	138.17	174.54
NASDAQ Composite	100.00	127.93	147.24

Equity Compensation Plan Information

The following table sets forth information, as of December 28, 2014, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to beissued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	-	N/A	544,102

Equity compensation plans not approved by security holders [2]	210,000	$2.50	N/A

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

ITEM 6.        SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years and are derived from our audited consolidated financial statements. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited financial statements included in Item 8, Consolidated Financial Statements and Supplementary Data, within this Form 10-K. Historical results are not necessarily indicative of future performance..

	Twelve months ended
	December 28	December 29	December 30	December 25	December 26
	2014	2013	2012	2011	2010
Statements of Operations:
Revenue	$128,413,448	$108,886,139	$77,447,208	$60,707,475	$45,248,018
Operating profit (loss)	(642,280)	1,440,277	1,581,243	3,600,163	1,606,363
Net income (loss) attributable to DRH	(1,268,497)	134,308	180,099	1,842,186	167,854

Per Share:
Basic earnings (loss) per share	$(0.05)	$0.01	$0.01	$0.10	$0.01
Diluted earnings (loss) per share	$(0.05)	$0.01	$0.01	$0.10	$0.01
Weighted average of common shares
Basic	26,092,919	23,937,188	18,949,556	18,902,782	18,871,879
Diluted	26,092,919	24,058,072	19,091,849	19,055,500	19,052,969

Balance Sheet:
Goodwill	$10,998,630	$8,578,776	$8,578,776	$-	$-
Total assets	113,447,034	92,333,733	56,544,738	27,350,399	22,354,392
Total long term obligations	60,569,814	42,554,789	42,106,583	19,205,371	17,926,317

Statement of Cash Flows:
Cash flows provided by (used in)
Operating activities	$11,295,253	$7,180,971	$7,592,621	$6,577,016	$4,548,762
Investing activities	(17,469,345)	(33,950,993)	(31,228,585)	(8,215,522)	(5,844,883)
Financing activities	15,299,900	33,632,167	24,798,795	1,817,622	994,403

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Fiscal year 2014 ended on December 28, 2014 and comprised 52 weeks, fiscal year 2013 ended on December 29, 2013 and comprised 52 weeks, and fiscal year 2012 ended December 30, 2012 and comprised 53 weeks.

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

Overview

DRH is a fast-growing, multi-concept restaurant company operating two complementary concepts: Bagger Dave’s and BWW. As the developer, operator and franchisor of Bagger Dave’s and one of the largest franchisees of BWLD, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests through offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe Bagger Dave’s and BWW are uniquely positioned restaurant brands designed to maximize guest appeal.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. Currently, we have 68 locations in Florida, Illinois, Indiana, and Michigan.

Our Growth Strategies and Outlook

Our multi-layered strategy is comprised of the following key growth components:

●	pursue disciplined restaurant growth through a combination of both organic expansion and strategic acquisitions;

●	deliver comparable restaurant sales growth by providing our guest with an exceptional experience and executing effective marketing and advertising strategies; and

●	leverage our infrastructure to grow profit margins

We have an established growth pipeline and a disciplined strategy for opening new restaurants that includes aggressive new unit development for Bagger Dave’s and the fulfillment of our current franchise agreement with BWLD by opening an additional eight restaurants in our current markets. We will also evaluate the potential for strategic accretive acquisitions of Buffalo Wild Wings franchises where we have an opportunity to leverage our operational expertise.

We will continue to expand Bagger Dave’s throughout the Midwest and our priority will be to open locations in markets where we have existing infrastructure. We will also grow our Buffalo Wild Wings restaurant base under our current ADA. In addition, we believe our historical track record of acquiring and integrating Buffalo Wild Wings restaurants provides us with an additional growth opportunity and will seek to take advantage of strategic acquisitions that may be available in the marketplace.

The Company opened nine new restaurants and acquired three BWW locations in 2014. Over the next three years, we expect to open between 21 and 25 new Bagger Dave’s restaurants and ten new DRH-owned BWW restaurants (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

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

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2010 through 2015. From our inception in 2006, we managed, but did not own, nine BWW restaurants, which we acquired in February 2010.

	2014	2013	2012	2011	2010
Summary of restaurants open at the beginning of year
DRH-owned BWW	36	33	22	19	7
Bagger Dave’s	18	11	6	3	2
BWW Acquisitions / affiliate restaurants under common control	-	-	-	-	9
Total	54	44	28	22	18

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	6	7	5	3	1
BWW Acquisitions	3	-	8	-	-
Closures	-	-	-	-	-
Total restaurants	66	54	44	28	22

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Fiscal year 2014 ended on December 28, 2014 and comprised 52 weeks, fiscal year 2013 ended on December 29, 2013 and comprised 52 weeks, and fiscal year 2012 ended December 30, 2012 and comprised 53 weeks.

Key Financial Definitions

Revenue. Revenue primarily consists of food and beverage sales, and merchandise sales, such as Bagger Dave’s Craft Sodas and BWW sauce. Revenue is presented net of discounts, such as management and team member meals, associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate, and comparable restaurant sales growth.

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

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012 with each line item in dollars and as a percentage of revenue.

	Fiscal Years-Ended

	2014	2013	2012

Total revenue	100.0%	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.9%	30.0%	31.1%
Compensation costs	26.0%	25.8%	25.1%
Occupancy costs	5.6%	5.9%	5.5%
Other operating costs	21.2%	19.9%	19.4%
General and administrative expenses	6.8%	6.7%	8.5%
Pre-opening costs	2.7%	3.0%	2.3%
Depreciation and amortization	8.5%	7.3%	5.9%
Loss on disposal of property and equipment	0.8%	0.1%	0.1%
Total operating expenses	100.5%	98.7%	98.0%

Operating profit (loss)	(0.5)%	1.3%	2.0%

Interest expense	(1.8)%	(1.6)%	(1.7)%
Other income, net	0.0%	0.2%	0.0%

Income (loss) before income taxes	(2.3)%	(0.1)%	0.3%

Income tax provision (benefit)	(1.3)%	(0.2)%	0.0%

Net income	(1.0)%	0.1%	0.3%

Less: (Income) attributable to noncontrolling interest	0.0%	0.0%	(0.1)%

Net income attributable to DRH	(1.0)%	0.1%	0.2%

FISCAL YEAR 2014 COMPARED WITH FISCAL YEAR 2013

Revenue

Total revenue for Fiscal Year 2014 was $128.4 million, an increase of $19.5 million, or 17.9%, over revenue generated during Fiscal Year 2013.  The increase was attributable to increased same store sales, acquisition of three BWW restaurants, and the opening of nine DRH-owned restaurants (six Bagger Dave’s and three BWW restaurants). $3.4 million of the increase was attributable to 3.5% same store sales increase for 37 BWW and 12 Bagger Dave’s restaurants. $3.1 million of the increase in sales was attributable to the acquisition of three BWW restaurants on June 30, 2014. The remaining $13.0 million increase is a result of restaurants opening within the last 18-months, including 12 Bagger Dave’s and five BWW restaurants. Breaking down our same store sales increase of 3.5% into components, 3.4% was attributable to price increases from winter and fall menu rollouts and 0.1% was attributable to increased traffic in our comparable locations.

Operating Expenses

Food, beverage, and packaging costs increased by $4.3 million, or 13.3%, to $37.1 million in Fiscal Year 2014 from $32.7 million in Fiscal Year 2013 as a result of the increase in the number of restaurants and inflationary factors.  Food, beverage, and packaging cost as a percentage of sales decreased to 28.9% in Fiscal Year 2014 from 30.0% in Fiscal Year 2013 primarily due to lower bone-in chicken wing costs.  Average cost per pound for bone-in chicken wings decreased 13.1% to $1.53 in Fiscal Year 2014 from $1.76 in Fiscal Year 2013.

Compensation costs increased by $5.2 million, or 18.7%, to $33.3 million in Fiscal Year 2014 from $28.1 million in Fiscal Year 2013. The increase was primarily due to the increase in number of restaurants operating in 2014. Nine new restaurants were opened and three restaurants were acquired in Fiscal Year 2014.  Compensation cost as a percentage of sales increased to 26.0% in Fiscal Year 2014 from 25.8% in Fiscal Year 2013.

Occupancy costs increased by $0.8 million, or 12.9%, to $7.2 million in Fiscal Year 2014 from $6.4 million in Fiscal Year 2013 primarily due to the increase in the number of restaurants operating in 2014, including the acquisition of three BWW restaurants.  Occupancy cost as a percentage of sales decreased to 5.6% in Fiscal Year 2014 from 5.9% in Fiscal Year 2013 due to the increase of purchased real estate verse leasing of property in late fiscal 2013 and throughout fiscal 2104. In Fourth Quarter 2014, DRH finalized the sale-leaseback transaction for ten of the twelve Company owned properties, as further discussed in Note 3 of the Consolidated Financial Statements. We expect the impact of this transaction to increase our Fiscal 2015 occupancy cost by approximately 20.0%.

Other operating costs increased by $5.5 million, or 25.6%, to $27.2 million in Fiscal Year 2014 from $21.7 million in Fiscal Year 2013 primarily due to the increase in the number of restaurants operating in 2014.  Other operating cost as a percentage of sales increased to 21.2% in Fiscal Year 2014 from 19.9% in Fiscal Year 2013 due to implementing new information technology initiatives as well as increase in third party costs for hiring and accounts payable processing.

General and administrative expenses increased by $1.5 million, or 20.9%, to $8.8 million in Fiscal Year 2014 from $7.3 million in Fiscal Year 2013 due to additional hiring of support staff for our on-going growth, increased professional fees, a result of the Florida BWW acquisition, and increased marketing which historically ranges between 2.0% to 2.2% of sales. General and administrative costs as a percentage of sales increased to 6.8% in Fiscal Year 2014 from 6.7% in Fiscal Year 2013.

Pre-opening costs increased by $0.3 million, or 7.5%, to $3.5 million in Fiscal Year 2014 from $3.2 million in Fiscal Year 2013. The increase in pre-opening costs was due to the timing and costs to open new restaurants during Fiscal Year 2014.  The Company had nine new restaurant openings and two relocations in Fiscal Year 2014 versus ten new restaurant openings and one relocation openings in Fiscal Year 2013. As a percentage of sales, pre-opening costs decreased to 2.7% in Fiscal Year 2014 from 3.0% in Fiscal Year 2013.

Depreciation and amortization increased by $3.0 million, or 37.4%, to $11.0 million in Fiscal Year 2014 from $8.0 million in Fiscal Year 2013 primarily due to the increase in the total number of restaurants operating in 2014. Depreciation and amortization as a percentage of sales increased to 8.5% in Fiscal Year 2014 from 7.3% in Fiscal Year 2013 due to the increased investment in ground-up development of the restaurants.

Loss on disposal of property and equipment increased by $0.9 million, or 942.3%, to $1.0 million in Fiscal Year 2014 from $0.1 million in Fiscal Year 2013.  The increase was primarily due to a $0.5 million loss from our sale-leaseback transaction and $0.4 million of which was a direct consequence of transitioning all of our locations to a new point of sale system. Loss on disposal of property and equipment as a percentage of sales, increased to 0.8% in Fiscal Year 2014 from 0.1% in Fiscal Year 2013.

Interest and Taxes

Interest expense was $2.3 million and $1.7 million during the years ended December 28, 2014 and December 29, 2013, respectively. The increase is associated with the $77.0 million senior secured credit facility with RBS Citizens, N.A. (“RBS”), which was effective December 16, 2014 and includes the write-off of loan fees of $0.3 million. Increased borrowings for new restaurant development in 2014 was also a contributing factor.

In Fiscal Year 2014, we recorded an income tax benefit of $1.7 million compared with Fiscal Year 2013, when we recorded an income tax benefit of $0.3 million.   The increase in the benefit is primarily due to the increased pre-tax loss and the increased tip credits.

FISCAL YEAR 2013 COMPARED WITH FISCAL YEAR 2012

Revenue

Total revenue for Fiscal Year 2013 was $108.9 million, an increase of $31.4 million, or 40.6%, over revenue generated during Fiscal Year 2012.  The increase was attributable to $14.9 million from newer restaurants not meeting the criteria for same store sales, 11 of which opened in 2013 (seven Bagger Dave’s restaurants and four BWW restaurants), $13.4 million in sales from the acquisition of eight BWW locations in late September 2012, and $3.1 million from same store sales growth. Same store sales are defined as the year-over-year change in restaurant sales and are only applicable for restaurants that have operated for at least eighteen months.

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

Pre-opening costs increased by $1.4 million, or 80.2%, to $3.2 million in Fiscal Year 2013 from $1.8 million in Fiscal Year 2012. The increase in pre-opening costs was due to the timing and costs to open new restaurants during Fiscal Year 2013.  The Company had 10 new restaurant openings and one relocation in Fiscal Year 2013 versus eight restaurant openings in Fiscal Year 2012. As a percentage of sales, pre-opening costs increased to 3.0% in Fiscal Year 2013 from 2.3% in Fiscal Year 2012.  The increase in percent of sales is a consequence of the increased number of new restaurant openings and an increased average pre-opening cost per restaurant primarily due to our two downtown locations - Detroit, Michigan Bagger Dave’s and Chicago, Illinois BWW.

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

In Fiscal Year 2013, we recorded an income tax benefit of $261,450 compared with Fiscal Year 2012, when we recorded an income tax benefit of $167.   The increase in the benefit is primarily due to increased tip credits in 2013.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with RBS (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consist of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with RBS and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan is for a period of five years.  Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan is due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the loan agreement at which time monthly princpial payments will be due on a 84-month straight-line amortization schedule, plus interest through maturity on December 16, 2019. The December 2014 RLOC is for a term of two years and no amount was outstanding as of December 28, 2014.

We believe the cash flow from operations, the remaining proceeds from the registered offering, proceeds from the sale-lease-back agreement of $24.6 million, and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.1 million to $1.4 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.9 million to $2.1 million (excluding potential tenant incentives).  We expect to spend approximately $225,000 to $275,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment of less than four years. The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.

Cash flow from operations for fiscal 2014, 2013, 2012 was $11.3 million, $7.2 million, and $7.6 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our capital expenditures in 2015. For 2015, we estimate capital expenditures to be between $35.0 million and $40.0 million. We plan to use the capital as follows: one half for new restaurant openings, currently one Bagger Dave's and one DRH-owned BWW are under construction; one third for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining for restaurant remodels, upgrades, relocations and other general corporate purposes

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $900,000 (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five to seven years of operation and fully remodeled after approximately 10 years of operation.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 28, 2014:

		Less than
	Total	one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt [1]	$61,768,399	$8,155,903	$17,870,832	$35,741,664	$-

Operating lease obligations	71,714,786	7,555,779	14,390,060	13,178,660	36,590,287

Commitments for restaurants under development [2]	21,337,296	9,799,380	2,194,506	2,201,258	7,142,152
	$154,820,481	$25,511,062	$34,455,398	$51,121,582	$43,732,439

[1]

Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variable of the rates. See Note 8 for additional details.

[2]	Amount represents capital expenditures DRH is obligated to pay for restaurants under development in addition to noncancelable operating leases for these restaurants.

Mandatory Upgrades

In fiscal year 2014, we completed two mandatory remodels of existing DRH-owned BWW restaurant, which was funded with cash from operations. We have four mandatory remodels for DRH-owned BWW locations in 2015, which will also be funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2014, the Company invested additional capital to provide minor upgrades to a number of its existing locations, all of which were funded by cash from operations. These improvements primarily consisted of new carpentry, audio/visual equipment upgrades, patio upgrades, and point-of-sale system upgrades. In fiscal year 2014, we relocated two DRH-owned BWW locations in lieu of remodels; the relocations occurred in second quarter 2014. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an ADA in which the Company was to open 23 BWW restaurants within its designated "development territory”. On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. As of December 28, 2014, 24 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 52 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

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

Property and Equipment

Property and equipment are recorded at cost. Buildings are depreciated using the straight-line method over the estimated useful life, which is typically 39 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets, which is typically 5 - 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

The Company capitalizes items associated with construction but not yet placed into service, known as construction in progress (“CIP”). Items capitalized include fees associated with the design, build out, furnishing of the restaurants, leasehold improvements, construction period interest (when applicable), equipment, and furniture and fixtures. Restaurant CIP is not amortized or depreciated until the related assets are placed into service. Items are placed into service according to their asset category when the restaurant is open for service.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are stated at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life as follows: Franchise fees- 10 – 20 years, Trademarks- 15 years, Non-compete- 3 years, Favorable unfavorable and unfavorable leases- over the term of the lease and Loan fees- over the term of the loan.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

The Company reviews property and equipment, along with other long-lived assets subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred. No impairment loss was recognized for years ended December 28, 2014, December 29, 2013 and December 30, 2012.

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2014, 2013 or 2012.

We also review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairments were recognized in fiscal 2014, 2013 or 2012. We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to improve operating results. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At December 28, 2014 and December 29, 2013, we had goodwill of $11.0 million and $8.6 million that was assigned to our Buffalo Wild Wings reporting unit.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. All goodwill was considered recoverable as of December 28, 2014 and December 29, 2013 based on our quantitative analysis.

Investments

The Company’s investment securities are classified as available-for-sale. Investments classified as available-for-sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, and accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 4 for details.

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with RBS to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  Our derivative financial instruments are recorded at fair value on the balance sheet. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 8 and Note 15 for additional information on the interest rate swap agreements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Securities

We are exposed to market risk related to our debt securities. To manage our exposure, we have invested our excess cash in highly liquid short-term investments with maturities of less than one year. The investments are not held for trading or other speculative purposes. See Notes 1, 4, and 15 of our audited consolidated financial statements for additional information.

Interest Rate Risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates. DRH has short-term and long-term debt with both fixed and variable interest rates. The short-term debt comprises the current portion of long-term debt maturing within twelve months from the balance sheet date. Long-term debt includes secured notes payable, one line of credit and a revolving line of credit which is used to finance working capital requirements. To manage our exposure, we have entered into interest rate swap agreements. The derivative instruments are not held for trading or other speculative purposes.

As of December 28, 2014, DRH had $61.8 million of variable-rate debt with a weighted average interest rate of 2.7%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $0.6 million fluctuation in pretax income. See Notes 1, 8 and 15 of our audited consolidated financial statements for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the periods ended December 28, 2014 and December 29, 2013 chicken wings accounted for approximately 29.7% and 33.6%, with an average price per pound of $1.53 and $1.76, respectively.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included at pages 36 through 63 of this Annual Report and are incorporated herein by reference.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Restaurant Holdings, Inc. and Subsidiaries

Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries at December 28, 2014 and December 29, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diversified Restaurant Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan

March 13, 2015

 March 13, 2015

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 28, 2014. This assessment was based on criteria for effective internal control over financial reporting described in   Internal Control — Integrated Framework   (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, and the material weakness described below, management believes that, as of December 28, 2014, our system of internal control over financial reporting was not effective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management has determined that our internal control related to financial reporting was not effective to ensure the effective design of internal control and that an effective evaluation and review of complex accounting matters had occurred prior to presentation to our external auditors. Specifically, our initial evaluation of long-lived assets for potential impairment was not sufficient under generally accepted accounting principles. Further, our evaluation of the accounting for modifications made under our borrowing arrangements reached an incorrect conclusion and we did not adequately evaluate the realization of our deferred tax assets. While we do not believe that this affected the accuracy of our financial statements included in the Annual Report on Form 10-K, this control deficiency could result in a material misstatement of the financial statements that would not be prevented or detected. Accordingly, our management, after discussion with our registered independent accounting firm, has concluded that this control deficiency constitutes a material weakness. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 28, 2014, and has not yet been remediated. However, our management team has reviewed and discussed the identified material weakness with the Audit Committee and is in the process of developing and implementing an action plan to resolve it.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page 67.

Diversified Restaurant Holdings, Inc.

/s/ T. Michael Ansley
T. Michael Ansley

Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ David G. Burke
David G. Burke

Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28	December 29
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$18,688,281	$9,562,473
Investments	2,917,232	8,561,598
Accounts receivable	1,417,510	1,248,940
Inventory	1,335,774	1,017,626
Prepaid assets	397,715	555,144
Total current assets	24,756,512	20,945,781

Deferred income taxes	2,960,640	1,162,761
Property and equipment, net	71,508,950	58,576,734
Intangible assets, net	2,916,498	2,948,013
Goodwill	10,998,630	8,578,776
Other long-term assets	305,804	121,668
Total assets	$113,447,034	$92,333,733

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$7,043,143	$4,416,092
Accrued compensation	2,786,830	2,060,082
Other accrued liabilities	1,357,510	809,104
Current portion of long-term debt	8,155,903	8,225,732
Current portion of deferred rent	377,812	306,371
Total current liabilities	19,721,198	15,817,381

Deferred rent, less current portion	3,051,445	3,420,574
Unfavorable operating leases	693,497	759,065
Other liabilities	3,212,376	327,561
Long-term debt, less current portion	53,612,496	38,047,589
Total liabilities	80,291,012	58,372,170

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,149,824 and 26,049,578, respectively, issued and outstanding	2,582	2,580
Additional paid-in capital	35,668,001	35,275,255
Accumulated other comprehensive loss	(175,156)	(245,364)
Accumulated deficit	(2,339,405)	(1,070,908)
Total stockholders' equity	33,156,022	33,961,563

Total liabilities and stockholders' equity	$113,447,034	$92,333,733

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 28	December 29	December 30
	2014	2013	2012

Revenue	$128,413,448	$108,886,139	$77,447,208

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	37,058,821	32,719,254	24,117,399
Compensation costs	33,337,000	28,096,721	19,448,210
Occupancy	7,205,420	6,381,052	4,289,966
Other operating costs	27,214,208	21,675,473	15,008,171
General and administrative expenses	8,786,520	7,270,597	6,585,908
Pre-opening costs	3,473,664	3,230,122	1,792,168
Depreciation and amortization	10,956,951	7,974,481	4,587,310
Loss on disposal of property and equipment	1,023,144	98,162	36,833
Total operating expenses	129,055,728	107,445,862	75,865,965

Operating profit (loss)	(642,280)	1,440,277	1,581,243

Change in fair value of derivative instruments	-	-	(43,361)
Interest expense	(2,274,041)	(1,718,711)	(1,282,991)
Other income (expense), net	(58,912)	151,292	20,081

Income (loss) before income taxes	(2,975,233)	(127,142)	274,972

Income tax benefit	(1,706,736)	(261,450)	(167)

Net income (loss)	(1,268,497)	134,308	275,139

Less: (Income) attributable to noncontrolling interest	-	-	(95,040)

Net income (loss) attributable to DRH	$(1,268,497)	$134,308	$180,099

Basic earnings per share	$(0.05)	$0.01	$0.01
Fully diluted earnings per share	$(0.05)	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	26,092,919	23,937,188	18,949,556
Diluted	26,092,919	24,058,072	19,091,849

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	December 28	December 29	December 30
	2014	2013	2012

Net income (loss)	$(1,268,497)	$134,308	$275,139

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $23,097, $35,084 and $146,457.	44,836	68,106	(284,294)
Unrealized changes in fair value of investments, net of tax of $13,071, $15,030 and $0.	25,372	(29,176)	-

Total other comprehensive income (loss)	70,208	38,930	(284,294)

Comprehensive income (loss)	(1,198,289)	173,238	(9,155)

Less: Comprehensive (income) attributable to noncontrolling interest	-	-	(95,040)

Comprehensive income (loss) attributable to DRH	$(1,198,289)	$173,238	$(104,195)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated	Retained
			Additional	Other	Earnings		Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Interest	Equity
Balances - December 25, 2011	18,936,400	$1,888	$2,771,077	$-	$(1,253,831)	$385,485	$1,904,619

Issuance of restricted shares	28,800	-	-	-	-	-	-

Forfeitures of restricted shares	(13,500)	-	-	-	-	-	-

Share-based compensation	-	-	220,449	-	-	-	220,449

Distributions from noncontrolling interest	-	-	-	-	-	(40,000)	(40,000)

Elimination of noncontrolling interest	-	-	-	-	440,525	(440,525)	-

Cash paid in excess of book value of noncontrolling interest, net of taxes	-	-	-	-	(572,009)	-	(572,009)

Other comprehensive loss	-	-	-	(284,294)	-	-	(284,294)

Net income	-	-	-	-	180,099	95,040	275,139

Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$-	$1,503,904

Issuance of restricted shares	145,575	-	-	-	-	-	-

Forfeitures of restricted shares	(57,108)	-	-	-	-	-	-

Sale of common stock from follow-on public offering, net of fees and expenses	6,900,000	690	31,906,990	-	-	-	31,907,680

Stock options exercised	104,638	2	74,997	-	-		74,999
						-
Employee stock purchase plan	4,773	0	23,452	-	-		23,452
						-
Share-based compensation	-	-	278,290	-	-	-	278,290

Other comprehensive income	-	-	-	38,930	-	-	38,930

Net income	-	-	-	-	134,308	-	134,308

Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$-	$33,961,563

Issuance of restricted shares	91,966	-		-	-	-	-

Forfeitures of restricted shares	(2,735)	-	-	-	-	-	-

Employee stock purchase plan	11,015	2	53,936	-	-	-	53,938

Share-based compensation	-	-	338,810	-	-	-	338,810

Other comprehensive income	-	-	-	70,208	-	-	70,208

Net loss	-	-	-	-	(1,268,497)	-	(1,268,497)

Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$-	$33,156,022

 See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 28	December 29	December 30
	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$(1,268,497)	$134,308	$275,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,956,951	7,974,481	4,587,310
Loan fees and other amortization	331,650	76,407	141,329
Realized loss on sale of investments	33,406	-	-
Loss on disposal of property and equipment	1,023,144	98,162	36,833
Share-based compensation	338,810	278,290	220,449
Change in fair value of derivative instruments	-	-	43,361
Deferred income taxes	(1,834,048)	(336,223)	(133,287)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(168,570)	(1,000,537)	(227,906)
Inventory	(264,148)	(208,542)	(141,547)
Prepaid assets	157,429	(107,715)	(210,434)
Intangible assets	(123,345)	(660,966)	(1,044,899)
Other long-term assets	(184,136)	(3,523)	(43,756)
Accounts payable	1,470,923	(497,999)	2,269,555
Accrued liabilities	1,123,372	208,742	1,250,112
Deferred rent	(297,688)	1,226,086	570,362
Net cash provided by operating activities	11,295,253	7,180,971	7,592,621

Cash flows from investing activities
Purchases of investments	(7,469,555)	(13,883,671)	-
Proceeds from sale of investments	13,111,935	5,278,048	-
Purchases of property and equipment	(38,988,376)	(25,345,370)	(15,675,329)
Acquisition of business, net of cash acquired	(3,202,750)	-	(14,686,575)
Proceeds from sale leaseback transaction	19,079,401	-	-
Cash paid in excess of book value on noncontolling interest	-	-	(866,681)
Net cash used in investing activities	(17,469,345)	(33,950,993)	(31,228,585)

Cash flows from financing activities
Proceeds from issuance of long-term debt	84,008,979	61,743,866	63,521,824
Repayments of long-term debt	(68,513,901)	(60,117,830)	(38,683,029)
Payment of loan fees	(249,116)	-	-
Proceeds from employee stock purchase plan	53,938	23,452	-
Proceeds from sale of common stock, net of underwriter fees	-	31,982,679	-
Distributions from non-controlling interest	-	-	(40,000)
Net cash provided by financing activities	15,299,900	33,632,167	24,798,795

Net increase in cash and cash equivalents	9,125,808	6,862,145	1,162,831

Cash and cash equivalents, beginning of period	9,562,473	2,700,328	1,537,497

Cash and cash equivalents, end of period	$18,688,281	$9,562,473	$2,700,328

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ®  (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.    We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 28, 2014 we had 66 locations in Florida, Illinois, Indiana, and Michigan.

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

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 26 Bagger Dave’s, 17 in Michigan and nine in Indiana. The Company expects to operate between 47 and 51 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees and currently operates 42 DRH-owned BWW restaurants (19 in Michigan, 14 in Florida, four in Illinois, and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with BWLD and expect to operate 52 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions. In 2014 DRH was awarded the Franchisee of the Year and our COO received the Founder’s Award by Buffalo Wild Wings International (“BWLD”).

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from March 2020 through December 2034, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through December 2049.   We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes three properties, two Bagger Dave’s restaurants, which will be sold as part of the sale leaseback transaction as described in Note 3, and one DRH-owned BWW restaurants. The restaurants at these locations are all owned and operated by DRH.

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). The FASB sets generally accepted accounting principles in the United States of America ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

We consolidate all variable interest entities (“VIE”) where we are the primary beneficiary.  For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. See Note 3 for details.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2014 ended on December 28, 2014, comprised 52 weeks, fiscal year 2013 ended on December 29, 2013, comprised 52 weeks, and fiscal year 2012 ended December 30, 2012, comprised 53 weeks.

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

Investments

The Company’s investment securities are classified as available-for-sale. Investments classified as available-for-sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, and accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 4 for details.

Accounts Receivable

Accounts receivable primarily consist of contractually determined receivables for leasehold improvements and are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense or deferred rent as applicable.  There was no allowance for doubtful accounts necessary at December 28, 2014 and December 29, 2013.

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

Bagger Dave’s

The Company records Bagger Dave's gift card sales as a gift card liability when sold.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until five years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave's restaurants for the Company to record as of December 28, 2014 and December 29, 2013.

The Company's net gift card asset/liability was a liability of $10,706 and an asset of $58,793 as of December 28, 2014 and December 29, 2013, respectively.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash used by operating activities in the Consolidated Statements of Cash Flows.

Prepaids and Other Long-Term Assets

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

The Company capitalizes items associated with construction but not yet placed into service, known as construction in progress (“CIP”). Items capitalized include fees associated with the design, build out, furnishing of the restaurants, leasehold improvements, construction period interest (when applicable), equipment, and furniture and fixtures. Restaurant CIP is not amortized or depreciated until the related assets are placed into service. Items are placed into service according to their asset category when the restaurant is open for service.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are stated at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life, as follows: Franchise fees- 10 – 20 years, Trademarks- 15 years, Non-compete- 3 years, Favorable unfavorable and unfavorable leases- over the term of the lease and Loan fees- over the term of the loan.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

The Company reviews property and equipment, along with other long-lived assets subject to amortization, for impairment whenever events or changes in circumstances indicate that a potential impairment has occurred. No impairment loss was recognized for years ended December 28, 2014, December 29, 2013 and December 30, 2012.

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2014, 2013 or 2012.

We also review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairments were recognized in fiscal 2014, 2013 or 2012. We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to improve operating results. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At December 28, 2014 and December 29, 2013, we had goodwill of $11.0 million and $8.6 million that was assigned to our Buffalo Wild Wings reporting units.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. All goodwill was considered recoverable as of December 28, 2014 and December 29, 2013 based on our quantitative analysis.

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, leases have an initial lease term of between five and 20 years and contain renewal options under which we may extend the terms for periods of five to 10 years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease, without consideration of renewal options. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any "rental holidays", "free rent periods", and "landlord incentives or allowances".

Deferred Gains

Deferred gains on the sale leaseback transaction described in Note 3 of the Consolidated Financial Statements, are recognized into income over the life of the related operating lease agreements.

Revenue Recognition

Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

Advertising

Advertising expenses associated with contributions to the BWLD advertising fund (3.0% of net sales globally and 0.5% of net sales for certain cities) are expensed as contributed and all other advertising expenses are expensed as incurred. Advertising expenses were $3.5 million, $2.8 million and $3.3 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, and are included in general and administrative expenses in the Consolidated Statements of Operations.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. Beginning in late 2012, the Company reclassed labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs were $3.5 million, $3.2 million, and $1.8 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $516,000, $1.1 million and $315,000 for the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 28, 2014 and December 29, 2013.

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

Concentration Risks

Approximately 79.1%, 80.9%, and 76.8% of the Company's revenues for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, were generated from food and beverage sales from restaurants located in the Midwest region.

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

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with RBS Citizens, N.A. (“RBS”) to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  Our derivative financial instruments are recorded at fair value on the balance sheet. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 8 and Note 15 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. ACQUISITIONS

Indiana and Illinois – September 25, 2012

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

The following table summarizes the unaudited pro forma financial information as if the acquisition had occurred at the beginning of the periods presented:

December 30 2012

Revenue	$90,485,351

Net income (loss) attributable to DRH	(248,695)

Basic earnings (loss) per share	(0.01)

Diluted earnings (loss) per share	(0.01)

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

Florida – June 30, 2014

On June 30, 2014, the Company completed the acquisition of substantially all of the assets of Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, each a Florida limited liability company. The assets consist of three BWW restaurants in Clearwater, Port Richey and Oldsmar, Florida (collectively, the “Florida 2014 Acquisition”). The purchase price was $3.2 million in cash, subject to working capital adjustment, and one-half of the transfer fees imposed by BWLD under its franchise agreements for Florida 2014 Acquisition. After the acquisition, the Company owns the entire Tampa, FL BWW market, giving DRH control of the local Advertising Co-Op. This ownership provides DRH a unique opportunity to gain local market scale, in addition to providing greater geographic diversity to the Company’s restaurant portfolio.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed:

Working capital	$57,600
Property and equipment	656,146
Franchise fees	72,750
Goodwill	2,419,854
Net Cash paid for acquisition	$3,206,350

The excess of the purchase price over the aggregate fair value of assets acquired is allocated to goodwill. Goodwill will be deductible for tax purposes. The results of operations of these locations are included in our Consolidated Statements of Operations from the date of acquisition. The Company found it impracticable to report the supplemental pro forma information for the Florida 2014 Acquisition due to the lack of available information.

The results of operations from the acquisition are included in the Company's results beginning June 30, 2014. The actual amounts of revenue and operating loss are included in the accompanying Consolidated Statement of Operations for the year ended December 28, 2014 and are, $3.1 million and $135,796, respectively.

Idaho, Wyoming and Nevada – Potential Q1 2015

On February 17, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire substantially all of the assets of Screamin' Hot Concepts, LLC, Screamin' Hot Nampa, LLC, Screamin’ Hot Twin Falls, LLC, each an Idaho limited liability company, and Screamin’ Hot Reno, LLC, a Nevada limited liability company. The assets consist primarily of nine existing BWW restaurants; including five in Idaho, two in Wyoming and two in Nevada. The assets also include three BWW Wings restaurants that are currently under development; two of which will be located in Idaho and one of which will be located in Wyoming. As consideration for the acquisition of the assets, the Company will pay $34.6 million in cash, subject to adjustment for closing inventory amounts, one-half of the transfer fees imposed by BWLD under its franchise agreements for these restaurants and one-half of any liquor license transfer fees. The Company will also reimburse the Sellers for reasonable third-party costs incurred in development of the restaurants that remain under construction. The Purchase Agreement is subject to customary pre-closing conditions, including a financing condition in favor of the Company. BWLD has a right of first refusal, exercisable for a period of 45 days, to acquire the restaurants on the same terms proposed in the Purchase Agreement.

3. SIGNIFICANT BUSINESS TRANSACTIONS

On September 25, 2012, the Company acquired 100.0% of the membership interests in the Ansley Group, LLC for approximately $2.5 million.  The purchase was approved by the Company's disinterested directors who determined that the purchase price was fair to the Company based upon an independent appraisal.  As a result, the Company acquired full ownership rights in the Clinton Township BWW restaurant.  The Ansley Group, LLC was owned by T. Michael Ansley and Thomas D. Ansley.  T. Michael Ansley is the Chairman of the Board of Directors, President, and CEO and a principal shareholder of the Company.  This allowed us to unwind the Ansley Group VIE accounting treatment and eliminate the related non-controlling interest in the fourth quarter of 2012.

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses, the net proceeds to DRH from the offering were $31.9 million. Refer to our Form S-1/A filed on April 15, 2013 for additional information.

The Company invested a portion of the proceeds from the follow-on offering in highly liquid short-term investments with maturities of less than one year. These are temporary investments while the Company looks to invest them in growth opportunities for new restaurant openings. These investments are not held for trading or other speculative purposes and are classified as available for sale. We invested with a strategy focused on principal preservation. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. See Note 4 for additional information.

On October 6, 2014, the Company entered into a sale leaseback agreement for $24.6 million with a third-party Real Estate Investment Trust (“REIT”). The arrangement includes the sale of 12 properties, six Bagger Dave’s locations and six BWW locations. In Q4 2014, we closed on ten of the 12 properties, with total proceeds of $19.1 million. We expect to close the sale of the remaining properties in Q2 2015, with proceeds of $5.5 million. In pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate five-year renewal options. In connection with the closing of the sale-leaseback transactions in Q4 2014, the Company recorded losses of approximately $0.5 million, which is included in loss on disposal of property and equipment the Consolidated Statement of Operations. The Company also recorded deferred gains of $2.3 million for the properties sold at a gain. At December 28, 2014, $0.2 million of the deferred gain was recorded in other accrued liabilities and $2.1 million of the deferred gain was recorded in other liabilities on the Consolidated Balance Sheet. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements. See Notes 5, 8 and 11 for additional information.

4. INVESTMENTS

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

The amortized cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	December 28, 2014
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
Obligations of states/municipals	$1,190,261	$-	$(4,278)	$1,185,983
Corporate securities	1,732,734	-	(1,485)	1,731,249
Total debt securities	$2,922,995	$-	$(5,763)	$2,917,232

	December 29, 2013
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
U.S government and agencies	$3,497,951	$236	$(52)	$3,498,135
Corporate securities	5,107,853	-	(44,390)	5,063,463
Total debt securities	$8,605,804	$236	$(44,442)	$8,561,598

As of December 28, 2014 and December 29, 2013, $2.9 million and $7.0 million are currently in a loss position with a cumulative unrealized loss of $5,763 and $44,442. The Company may incur future impairment charges if declines in market values continue and/or worsen and the impairments are no longer considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss were as follows:

	December 28 2014	December 29 2013
Unrealized gain	$-	$236
Unrealized loss	(5,763)	(44,442)
Net unrealized loss	(5,763)	(44,206)
Deferred federal income tax benefit	1,959	15,030
Net unrealized loss on investments, net of deferred income tax	$(3,804)	$(29,176)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 28 2014	December 29 2013
Land	$3,087,514	$3,610,453
Building	2,339,219	4,316,263
Equipment	29,251,119	22,212,594
Furniture and fixtures	7,458,292	5,822,813
Leasehold improvements	56,971,815	46,469,088
Restaurant construction in progress	4,731,045	2,434,332
Total	103,839,004	84,865,543
Less accumulated depreciation	(32,330,054)	(26,288,809)
Property and equipment, net	$71,508,950	$58,576,734

Depreciation expense was $10.9 million, $7.9 million, and $4.6 million during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

At December 28, 2014, approximately $2.2 million of our restaurant construction in progress is subject to the sale leaseback transaction described in Note 3.

6. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 28 2014	December 29 2013
Amortized intangible assets
Franchise fees	$647,363	$568,363
Trademark	64,934	59,199
Non-compete	76,560	76,560
Favorable operating leases	239,000	239,000
Loan fees	130,377	346,758
Total	1,158,234	1,289,880
Less accumulated amortization	(377,839)	(361,009)
Amortized intangible assets, net	780,395	928,871

Unamortized intangible assets
Liquor licenses	2,136,103	2,019,142

Total intangible assets, net	$2,916,498	$2,948,013

Amortization expense for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 was $62,008, $55,469 and $35,753, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Loan fees written off to interest expense during the year ended December 28, 2014, December 29, 2013, and December 30, 2012 were $308,497, $76,407 and $141,329, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years is projected as follows:

Year	Amount
2015	$116,557
2016	86,598
2017	85,062
2018	83,387
2019	77,289
Thereafter	331,502
Total	$780,395

The aggregate weighted-average amortization period for intangible assets is 7.6 years.

7. RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the years ended December 28, 2014, December 29, 2013 and December 30, 2012 were $515,948, $405,187 and $357,404, respectively.

See Note 11 for related party operating lease transactions.

8. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 28	December 29
	2014	2013
Note payable - $56.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $666,667 plus accrued interest through maturity in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 28, 2014 was approximately 2.7%.	$56,000,000	-

Note payable - $20.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 28, 2014 was approximately 2.7%.	$5,768,399	-

Note payable - $46.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $547,619 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. This note was refinanced in 2014.	$-	31,619,048

Note payable - $15.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are $178,571 plus accrued interest through maturity in April 2018. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. This note was refinanced in 2014.	$-	12,759,420

Note payable to a bank secured by a senior mortgage on the Brandon Property. Scheduled monthly principal and interest payments are approximately $8,000 through maturity in June 2030, at which point a balloon payment of $413,550 is due. Interest is charged based on a fixed rate of 6.7%, per annum, through June 2017, at which point the rate will adjust to the U.S. Treasury Securities Rate plus 4.0% (and every seven years thereafter). This note was paid off in 2014.	$-	1,081,047

Note payable to a bank secured by a junior mortgage on the Brandon Property. The note matures in 2030 and requires monthly principal and interest installments of approximately $6,300 until maturity. Interest is charged at a rate of 3.6% per annum. This note was paid off in 2014.	$-	813,806

Total debt	61,768,399	46,273,321

Less current portion	(8,155,903)	(8,225,732)

Long-term debt, net of current portion	$53,612,496	$38,047,589

On April 15, 2013, the Company entered into a $63.0 million senior secured credit facility with RBS (the “April 2013 Senior Secured Credit Facility”). The April 2013 Senior Secured Credit Facility consisted of a $46.0 million term loan (the “April 2013 Term Loan”), a $15.0 million development line of credit (the “April 2013 DLOC”), and a $2.0 million revolving line of credit (the “April 2013 RLOC”). The Company immediately used $34.0 million of the April 2013 Term Loan to refinance existing outstanding debt with RBS, approximately $10.0 million of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS, and approximately $800,000 of the April 2013 Term Loan to refinance and term out the outstanding balance of the existing revolving line of credit loan between the Company and RBS. The remaining balance of the April 2013 Term Loan, approximately $1.2 million, was used for working capital as well as to pay the fees, costs, and expenses arising in connection with the closing of the April 2013 Senior Secured Credit Facility. The April 2013 Term Loan was for a period of five years. Payments of principal were based upon an 84-month straight-line amortization schedule, with monthly principal payments of $547,619 plus accrued interest. The entire remaining outstanding principal and accrued interest on the April 2013 Term Loan was due and payable on its maturity date of April 15, 2018. The April 2013 DLOC was for a term of two years and was convertible upon maturity into a term note. The April 2013 RLOC was for a term of two years. Amounts borrowed under the April 2013 Senior Secured Credit Facility bore interest at a rate of LIBOR plus an applicable margin, which ranged from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. On May 15, 2013, the Company paid down $10.0 million on its April 2013 Term Loan in satisfaction of its post-offering requirement to RBS to utilize up to 40.0% of the offering proceeds for such purpose.

On March 20, 2014, the Company amended the April 2013 Senior Secured Credit Facility to include a $20.0 million development line of credit II (the “March 2014 DLOC II”). The March 2014 DLOC II was for a term of two years and was convertible upon maturity into a term note. The amendment also provided a 25 basis point reduction to the April 2013 Senior Secured Credit Facility’s applicable margin rate, which reduced the range from 2.5%/3.4% to 2.25%/3.15%, which commenced April 2014.

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with RBS (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consist of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with RBS and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan is for a period of five years.  Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan is due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 84-month straight-line amortization schedule, plus interest, through maturity on December 16, 2014. The December 2014 RLOC is for a term of two years and no amount was outstanding as of December 28, 2014.

In connection with the sale-leaseback transactions, described in Note 3, the Company used a portion of the proceeds to apply payment on outstanding balances under the Company’s Senior Secured Credit Facility and the Brandon senior and junior Property mortgages, totaling approximately $3.2 million and approximately $1.9 million, respectively.

The Company’s evaluation of the December 2014 debt refinancing concluded that the terms of the debt were not substantially modified.

Based on the long-term debt terms that existed at December 28, 2014, the scheduled principal maturities for the next five years and thereafter are summarized as follows:

Year	Amount

2015	$8,155,903
2016	8,935,416
2017	8,935,416
2018	8,935,416
2019	26,806,248
Thereafter	-

Total	$61,768,399

Interest expense was $2.3 million, $1.7 million and $1.3 million (including related party interest expense of $0, $0 and $52,724) for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of December 28, 2014.

At December 28, 2014, the Company has four interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $38.5 million at December 28, 2014. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. The April 2012 swap has a rate of 1.4% (notional amount of $9.9 million) and expires April 2019, the October 2012 swap has a rate of 0.9% (notional amount of $4.1 million) and expires October 2017, the July 2013 swap has a rate of 1.4% (notional amount of $11.6 million) and expires April 2018, and the May 2014 forward swap has a rate of 1.54% (notional amount of $12.9 million) and expires April 2018. The fair value of these swap agreements was $259,626 and $327,561 at December 28, 2014 and December 29, 2013, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 15 for additional information pertaining to interest rate swaps.

9. STOCK-BASED COMPENSATION

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

During fiscal 2014, 2013, and 2012, restricted shares were issued to certain team members at a weighted-average grant date fair value of $4.82, $5.85, and $3.63, respectively.  Restricted shares are generally granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a three or one year period or upon the three year anniversary of the granted shares, the vesting terms are determined by the Committee.   Unrecognized stock-based compensation expense of $593,813 at December 28, 2014 will be recognized over the remaining weighted-average vesting period of 1.9 years. The total fair value of shares vested during years ended December 28, 2014, December 29, 2013, and December 30, 2012 was $193,996, $169,593, and $98,000, respectively.  Under the Stock Incentive Plan, there are 544,102 shares available for future awards at December 28, 2014.

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the December 28, 2014 and December 29 2013, we issued 11,015 and 4,773 shares, respectively. No shares were issued in fiscal 2012. Under the ESPP, there are 234,212 shares available for future awards at December 28, 2014.

The following table presents the restricted stock transactions for fiscal 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	91,966
Vested	(41,031)
Expired/Forfeited	(2,735)
Unvested, December 28, 2014	164,867

The following table presents the restricted stock transactions for fiscal 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	145,575
Vested	(26,700)
Expired/Forfeited	(57,108)
Unvested, December 29, 2013	116,667

The following table presents the restricted stock transactions for fiscal 2012:

Number of Restricted Stock Shares
Unvested, December 25, 2011	60,400
Granted	28,800
Vested	(20,800)
Expired/Forfeited	(13,500)
Unvested, December 30, 2012	54,900

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

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At December 28, 2014, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options was $522,900, $514,500, and $315,000 as of December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Stock-based compensation of $338,810, $278,290 and $220,449 was recognized during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, as restaurant compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 28, 2014.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

10. INCOME TAXES

The provision (benefit) for income taxes consists of the following components for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012:

	Fiscal Years Ended
	December 28 2014	December 29 2013	December 30 2012
Federal
Current	$-	$-	$-
Deferred	(1,628,568)	(306,951)	(119,304)

State
Current	127,312	74,773	133,120
Deferred	(205,480)	(29,272)	(13,983)
Income tax benefit	$(1,706,736)	$(261,450)	$(167)

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes (loss). The items causing this difference are as follows:

	Fiscal Years Ended
	December 28 2014	December 29 2013	December 30 2012
Income tax provision (benefit) at federal statutory rate	$(1,011,580)	$(43,228)	$93,490
State income tax provision (benefit)	(51,689)	30,032	39,169
Permanent differences	346,388	271,151	84,140
Tax credits	(989,855)	(519,405)	(216,966)
Income tax benefit	$(1,706,736)	$(261,450)	$(167)

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

	December 28 2014	December 29 2013
Deferred tax assets:
Net operating loss carry forwards	$915,900	$983,682
Deferred rent expense	481,543	131,249
Start-up costs	99,261	130,136
Tax credit carry-forwards	3,417,716	2,427,861
Interest rate swaps	88,121	111,218
Investments	1,959	15,030
Sale leaseback deferred gain	788,195	-
Stock-based compensation	310,790	129,514
Other	397,117	186,814
Total deferred tax assets	6,500,602	4,115,504

Deferred tax liabilities:
Tax depreciation in excess of book	3,069,315	2,708,544
Goodwill amortization in excess of book	470,647	244,199
Total deferred tax liability	3,539,962	2,952,743

Net deferred income tax assets	$2,960,640	$1,162,761

If deemed necessary by management, the Company establishes valuation allowances in accordance with the provisions of ASC 740. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before its 20-year expiration. A significant amount of net operating loss carry forwards were used when the Company purchased nine affiliated restaurants in 2010, which were previously managed by DRH. As of December 28, 2014, the Company has available federal net operating loss carryforwards of approximately $3.3 million. Of that amount, approximately $600,000 relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $3.4 million will expire between 2028 and 2035.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of December 28, 2014.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and is subject to U.S. Federal, state, and local income tax examinations for tax years 2011 through 2013.

11. OPERATING LEASES (INCLUDING RELATED PARTIES)

Lease terms range from five to 20 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $5.5 million, $5.0 million and $3.5 million for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively (of which $112,955, $80,216 and $84,427 for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively, were paid to a related parties). On October 30, 2014, Detroit Burgers, Inc., one of our wholly-owned subsidiaries, acquired 100.0% of the membership interests of DMM Group, LLC from a trust controlled by the spouse of our President, CEO and Chairman, T. Michael Ansley for $250,000. DMM Group’s sole asset is the land and improvements used for our Detroit Bagger Dave’s restaurant. Also, on October 30, 2014 Berkley Burgers, Inc., owned by a related party, sold 100.0% of their membership interests to a third-party REIT, which was also the group that purchased a number of our location as part of our sales leaseback transaction, as described in Note 3.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 28, 2014 are summarized as follows:

Year	Amount
2015	$7,555,779
2016	7,331,631
2017	7,058,429
2018	6,772,262
2019	6,406,398
Thereafter	36,590,287
Total	$71,714,786

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development, including leases that are part of the sale leaseback transaction described in Note 3, with initial or remaining lease terms in excess of one year at December 28, 2014 are summarized as follows:

Year	Amount
2015	$677,264
2016	1,096,417
2017	1,098,089
2018	1,099,769
2019	1,101,489
Thereafter	7,142,152
Total	$12,215,180

12. COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 32 restaurants by March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of December 28, 2014, we have opened 24 of the 32 restaurants required by the ADA.  With the remaining eight restaurants, along with two additional franchise agreements, we expect the Company will operate 52 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales and 0.5% of net sales for certain cities) for the term of the individual franchise agreements. The Company incurred $5.3 million, $4.7 million, and $3.4 million in royalty expense for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively. Advertising fund contribution expenses were $3.5 million, $2.8 million, and $2.0 million for the fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

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

In 2013 and 2012 we had a defined contribution 401(k) plan whereby eligible team members could contribute pre-tax wages in accordance with the provisions of the plan. We matched 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Matching contributions of approximately $250,001 and $239,351 were made by us during the year ended December 29, 2013, December 30, 2012, respectively. Effective January 1, 2014, the Company ceased the matching program in favor of an annual discretionary contributions to the 401(k). For fiscal 2014, the discretionary match was 100.0% of 2.0% contribute, this equated to $168,446.

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

13. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the years ended December 28, 2014, December 29, 2013 and December 30, 2012:

	Fiscal Years Ended
	December 28 2014	December 29 2013	December 30 2012
Income (loss) available to common stockholders	$(1,268,497)	$134,308	$180,099

Weighted-average shares outstanding	26,092,919	23,937,188	18,949,556
Effect of dilutive securities	-	120,884	142,293
Weighted-average shares outstanding - assuming dilution	26,092,919	24,058,072	19,091,849

Earnings per common share	$(0.05)	$0.01	$0.01
Earnings per common share - assuming dilution	$(0.05)	$0.01	$0.01

14. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.9 million, $1.7 million, and $1.3 million during the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Cash paid for income taxes was $22,000, $65,500 and $386,204 during the years ended December 28, 2014, December 29, 2013, and December 30, 2012, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing transactions for property and equipment not yet paid for December 28, 2014, December 29, 2013, and December 30, 2012 was $3.1 million, $1.9 million, and $0.9 million.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 28, 2014 and December 29, 2013, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 1 and Note 8 for additional information pertaining to interest rates swaps.

The estimated fair values of the Company’s investment portfolio are based on prices provided by a third party pricing service and a third party investment manager. The prices provided by these services are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The third party pricing service and the third party investment manager provide a single price or quote per security and the Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the third party pricing service and the third party investment manager, and has controls in place to validate that amounts provided represent fair values. Our investments are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on the quoted prices provided by our Portfolio managers

As of December 28, 2014 and December 29, 2013, our total debt was approximately $61.8 million and $46.3 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 28, 2014 and December 29, 2013, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 28, 2014:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest rate swaps	$-	$(259,626)	$-	$(259,626)	$(259,626)

Debt securities
Obligations of states/municipals	-	1,185,983	-	1,185,983	1,185,983
Corporate securities	-	1,731,249	-	1,731,249	1,731,249
Total debt securities	-	2,917,232	-	2,917,232	2,917,232
Total debt securities and swaps	$-	$2,657,606	$-	$2,657,606	$2,657,606

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 29, 2013:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Interest rate swaps	$-	$(327,561)	$-	$(327,561)	$(327,561)

Debt securities
U.S. government and agencies	-	3,498,135	-	3,498,135	3,498,135
Corporate securities	-	5,063,463	-	5,063,463	5,063,463
Total debt securities	-	8,561,598	-	8,561,598	8,561,598
Total debt securities and swaps	$-	$8,234,037	$-	$8,234,037	$8,234,037

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

Year Ended December 28, 2014
	Interest Rate Swaps	Investments	Total
Beginning balance	$(216,188)	$(29,176)	$(245,364)
Gain(loss) recorded to other comprehensive income	67,933	38,443	106,376
Tax benefit (expense)	(23,097)	(13,071)	(36,168)
Other comprehensive income	44,836	25,372	70,208

Accumulated OCI	$(171,352)	$(3,804)	$(175,156)

Year Ended December 29, 2013
	Interest Rate Swaps	Investments	Total
Beginning balance	$(284,294)	$-	$(284,294)
Gain(loss) recorded to other comprehensive income	103,190	(44,206)	58,984
Tax benefit (expense)	(35,084)	15,030	(20,054)
Other comprehensive income (loss)	68,106	(29,176)	38,930

Accumulated OCI	$(216,188)	$(29,176)	$(245,364)

Year Ended December 30, 2012
	Interest Rate Swaps	Investments	Total
Beginning balance	$-	$-	$-
Gain(loss) recorded to other comprehensive income	(430,751)	-	(430,751)
Tax benefit (expense)	146,457	-	146,457
Other comprehensive income (loss)	(284,294)	-	(284,294)

Accumulated OCI	$(284,294)	$-	$(284,294)

 17. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended (unaudited)
	March 30	June 29	September 28	December 28
	2014	2014	2014	2014

Revenue	$30,473,014	$30,009,621	$32,782,092	$35,148,721

Operating profit (loss)	778,170	291,659	185,059	(1,897,168)

Income (loss) before income taxes	314,799	(179,368)	(230,209)	(2,880,455)

Net income (loss)	$367,857	$(100,496)	$(182,109)	$(1,353,749)

Basic earnings per share	$0.01	$(0.00)	$(0.01)	$(0.05)
Fully diluted earnings per share	$0.01	$(0.00)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding
Basic	26,048,805	26,067,958	26,107,627	26,147,287
Diluted	26,153,595	26,067,958	26,107,627	26,147,287

	Three Months Ended (unaudited)
	March 31	June 30	September 29	December 29
	2013	2013	2013	2013

Revenue	$27,079,114	$26,962,970	$26,368,090	$28,475,965

Operating profit (loss)	807,112	531,860	307,749	(206,444)

Income (loss) before income taxes	340,220	(31,553)	55,366	(491,175)

Net income (loss)	$238,400	$3,637	$69,810	$(177,539)

Basic earnings per share	$0.01	$0.00	$0.00	$(0.01)
Fully diluted earnings per share	$0.01	$0.00	$0.00	$(0.01)

Weighted average number of common shares outstanding
Basic	18,959,846	24,680,247	26,054,118	26,054,443
Diluted	19,094,786	24,810,611	26,186,263	26,054,443

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 28, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 28, 2014.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 28, 2014. Refer to page 37 for management's report. Our management team has reviewed and discussed the material weakness identified in management’s report with the Audit Committee and is in the process of developing and implementing an action plan to resolve it.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was a change in the Company's internal control over financial reporting during the quarter ended December 28, 2014, as discussed on page 37, that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Diversified Restaurant Holdings, Inc. and Subsidiaries

Southfield, Michigan

We have audited Diversified Restaurant Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diversified Restaurant Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report By Diversified Restaurant Holding, Inc.’s Management on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and described in management's assessment. The Company’s internal control related to financial reporting was not effective to ensure the effective design of internal control and that an effective evaluation and review of complex accounting matters had occurred. Specifically, the initial evaluation of long-lived assets for impairment was not sufficient under generally accepted accounting principles, the evaluation of the accounting for modifications made under the Company’s borrowing arrangements reached an incorrect conclusion and there was an inadequate evaluation of the realization of deferred tax assets. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 13, 2015 on those financial statements.

In our opinion, Diversified Restaurant Holdings, Inc. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 28, 2014 and December 29, 2013 and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended December 28, 2014 and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Troy, Michigan

March 13, 2015

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2015 (the “Proxy Statement”).

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Reports of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013

•	Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

•	Consolidated Statement of Comprehensive Income for the Fiscal Years Ended December 28, 2014, December 30, 2013, and December 30, 2012

•	Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

•	Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the reports of independent registered public accounting firm listed above are contained in Item 8 of this report.

(2) Financial Statement Schedules

Not applicable

(b) Index to Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Purchase Agreement dated July 13, 2012 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed September 28, 2012)

2.2

Asset Purchase Agreement between the Company and Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed May 9, 2014).

2.3	First Amendment to Asset Purchase Agreement, dated May 27, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed July 2, 2014).

2.4	Purchase and Sale Agreement dated as of October 6, 2014 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed November 6, 2014)

2.5	Amendment to Purchase and Sale Agreement dated as of October 30, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed November 6, 2014)

2.6	Form of Lease (incorporated by reference to Exhibit 2.3 of our Form 8-K filed November 6, 2014)

2.7	Form of Lease Amendment (incorporated by reference to Exhibit 2.4 of our Form 8-K filed November 6, 2014)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed August 29, 2012)

3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed October 31, 2012)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

10.1

Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed November 12, 2010)

10.3	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to Exhibit 10.12 of our Form 10-Q filed November 12, 2010)

10.4

Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed November 12, 2010)

10.5	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.6	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 5, 2010)*

10.8

Form of Stock Option Agreement, dated July 30, 2007, entered into by and between the Company and Directors Gregory Stevens, T. Michael Ansley, Jay Alan Dusenberry, Jason T. Curtis and David Ligotti (incorporated by reference to Exhibit 10.24 of our Form 10-K filed March 26, 2010)*

10.9	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*

10.10	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*

10.11

$62M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, Wells Fargo Bank, N.A., as documentation agent, and the other banks party thereto, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 of our form 8-K filed April 15, 2013)

10.12	Second Amendment to Credit Agreement dated March 20, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 26, 2014)

10.13	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014

21	Subsidiaries of Diversified Restaurant Holdings, Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Management contract or compensatory plan

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2015

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director
Chairman of the Board, and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T. Michael Ansley	Dated: March 13, 2015
T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer

/s/ David G. Burke	Dated: March 13, 2015
David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer, and Principal Accounting Officer

/s/ Jay Alan Dusenberry	Dated: March 13, 2015
Jay Alan Dusenberry Secretary, Director

/s/ David Ligotti	Dated: March 13, 2015
David Ligotti Director

/s/ Gregory J. Stevens	Dated: March 13, 2015
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated: March 13, 2015
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated: March 13, 2015
Philip Friedman Director

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Purchase Agreement dated July 13, 2012 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed September 28, 2012)

2.2

Asset Purchase Agreement between the Company and Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed May 9, 2014).

2.3	First Amendment to Asset Purchase Agreement, dated May 27, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed July 2, 2014).

2.4	Purchase and Sale Agreement dated as of October 6, 2014 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed November 6, 2014)

2.5	Amendment to Purchase and Sale Agreement dated as of October 30, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed November 6, 2014)

2.6	Form of Lease (incorporated by reference to Exhibit 2.3 of our Form 8-K filed November 6, 2014)

2.7	Form of Lease Amendment (incorporated by reference to Exhibit 2.4 of our Form 8-K filed November 6, 2014)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed August 29, 2012)

3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed October 31, 2012)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

10.1

Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed November 12, 2010)

10.3	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to Exhibit 10.12 of our Form 10-Q filed November 12, 2010)

10.4

Transfer Agreement dated March 20, 2007, by MCA Enterprises Brandon, Inc. (formerly MCA Enterprises, Inc.), T. Michael Ansley, Mark C. Ansley, Thomas D. Ansley, Steven Menker, Jason Curtis and AMC Wings, Inc. and Buffalo Wild Wings International, Inc. (incorporated by reference to Exhibit 10.4 of our Form 10-Q filed November 12, 2010)

10.5	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.6	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.7	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 5, 2010)*

10.8

Form of Stock Option Agreement, dated July 30, 2007, entered into by and between the Company and Directors Gregory Stevens, T. Michael Ansley, Jay Alan Dusenberry, Jason T. Curtis and David Ligotti (incorporated by reference to Exhibit 10.24 of our Form 10-K filed March 26, 2010)*

10.9	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*

10.10	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*

10.11

$62M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, Wells Fargo Bank, N.A., as documentation agent, and the other banks party thereto, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 of our form 8-K filed April 15, 2013)

10.12	Second Amendment to Credit Agreement dated March 20, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 26, 2014)

10.13	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014

21	Subsidiaries of Diversified Restaurant Holdings, Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Management contract or compensatory plan