Form 10-Q
period 2015-03-29
Diversified Restaurant Holdings, Inc.
filed 2015-05-08
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,189,944 shares of $.0001 par value common stock outstanding as of May 5, 2015.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 29, 2015	December 28, 2014
Current assets
Cash and cash equivalents	$19,334,527	$18,688,281
Investments	—	2,917,232
Accounts receivable	402,182	1,417,510
Inventory	1,421,557	1,335,774
Prepaid assets	306,496	397,715
Total current assets	21,464,762	24,756,512

Deferred income taxes	3,249,734	2,960,640
Property and equipment, net	73,387,487	71,508,950
Intangible assets, net	2,933,973	2,916,498
Goodwill	10,998,630	10,998,630
Other long-term assets	360,910	305,804
Total assets	$112,395,496	$113,447,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,530,511	$7,043,143
Accrued compensation	2,019,674	2,786,830
Other accrued liabilities	1,651,025	1,357,510
Current portion of long-term debt	8,815,098	8,155,903
Current portion of deferred rent	285,711	377,812
Total current liabilities	16,302,019	19,721,198

Deferred rent, less current portion	3,152,137	3,051,445
Unfavorable operating leases	674,871	693,497
Other long-term liabilities	3,709,236	3,212,376
Long-term debt, less current portion	55,373,623	53,612,496
Total liabilities	79,211,886	80,291,012

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,152,569 and 26,149,824, respectively, issued and outstanding	2,582	2,582
Additional paid-in capital	35,743,016	35,668,001
Accumulated other comprehensive loss	(485,225)	(175,156)
Accumulated deficit	(2,076,763)	(2,339,405)
Total stockholders' equity	33,183,610	33,156,022

Total liabilities and stockholders' equity	$112,395,496	$113,447,034
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue	$39,440,332	$30,473,014

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,447,903	8,705,423
Compensation costs	10,154,792	7,993,667
Occupancy costs	2,372,467	1,655,551
Other operating costs	7,960,549	6,280,095
General and administrative expenses	2,496,887	2,112,562
Pre-opening costs	1,093,500	544,021
Depreciation and amortization	3,157,322	2,247,460
Loss on disposal of property and equipment	148,408	156,065
Total operating expenses	38,831,828	29,694,844

Operating profit	608,504	778,170

Interest expense	(432,223)	(476,401)
Other income, net	17,003	13,030

Income before income taxes	193,284	314,799

Income tax benefit	(69,358)	(53,058)

Net income	$262,642	$367,857

Basic earnings per share	$0.01	$0.01
Fully diluted earnings per share	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	26,149,184	26,048,805
Diluted	26,248,424	26,153,595

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014

Net income	$262,642	$367,857

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $161,691, and $15,633, respectively	(313,873)	30,347
Unrealized changes in fair value of investments, net of tax of $1,959 and $11,876, respectively	3,804	23,055
Total other comprehensive income (loss)	(310,069)	53,402

Comprehensive income (loss)	$(47,427)	$421,259

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Additional	Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Forfeitures of restricted shares	(1,500)	—	—	—	—	—

Employee stock purchase plan	3,045	—	15,015	—	—	15,015

Share-based compensation	—	—	85,320	—	—	85,320

Other comprehensive income	—	—	—	53,402	—	53,402

Net income	—	—	—	—	367,857	367,857

Balances - March 30, 2014	26,051,123	$2,580	$35,375,590	$(191,962)	$(703,051)	$34,483,157

Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Forfeitures of restricted shares	(1,917)	—	—	—	—	—

Employee stock purchase plan	4,662	—	19,222	—	—	19,222

Share-based compensation	—	—	55,793	—	—	55,793

Other comprehensive loss	—	—	—	(310,069)	—	(310,069)

Net income	—	—	—	—	262,642	262,642

Balances - March 29, 2015	26,152,569	$2,582	$35,743,016	$(485,225)	$(2,076,763)	$33,183,610

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities
Net income	$262,642	$367,857
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,157,322	2,247,460
Amortization of loan fees	6,954	21,525
Realized loss on investments	—	19,175
Amortization of gain on sale-leaseback	39,302	—
Loss on disposal of property and equipment	148,408	156,065
Share-based compensation	55,793	85,320
Deferred income taxes	(129,358)	(92,337)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	1,015,328	666,918
Inventory	(85,783)	(74,185)
Prepaid assets	91,219	250,660
Intangible assets	(68,796)	(27,849)
Other long-term assets	(55,106)	(21,635)
Accounts payable	(904,717)	(1,175,071)
Accrued liabilities	(486,179)	368,723
Deferred rent	8,591	(138,327)
Net cash provided by operating activities	3,055,620	2,654,299

Cash flows from investing activities
Purchases of investments	—	(2,500,600)
Proceeds from sale of investments	2,917,522	3,955,969
Purchases of property and equipment	(7,766,440)	(5,626,473)
Net cash used in investing activities	(4,848,918)	(4,171,104)

Cash flows from financing activities
Proceeds from issuance of long-term debt	4,420,322	2,240,580
Repayments of long-term debt	(2,000,000)	(1,657,683)
Payment of loan fees	—	(118,739)
Proceeds from employee stock purchase plan	19,222	15,015
Net cash provided by financing activities	2,439,544	479,173

Net increase (decrease) in cash and cash equivalents	646,246	(1,037,632)

Cash and cash equivalents, beginning of period	18,688,281	9,562,473

Cash and cash equivalents, end of period	$19,334,527	$8,524,841

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 29, 2015, we had 68 locations in Florida, Illinois, Indiana, and Michigan.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 26 Bagger Dave’s, 17 in Michigan and nine in Indiana. The Company expects to operate between 38 and 42 Bagger Dave’s locations by the end of 2017.

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

AMC Burgers

BD Locations	
Indiana	9
Michigan	17
Total	**26**

AMC Group

Operational and Administrative Center

AMC Real Estate

Real Estate Holding Company

AMC Wings

BWW Locations	
Florida	14
Illinois	4
Indiana	5
Michigan	19
Total	**42**

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from September 2020 through February 2025, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through February 2050.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for the real estate properties owned by DRH. REAL ESTATE’s portfolio currently includes three properties, two Bagger Dave’s restaurants and one DRH-owned BWW restaurants. The DRH-owned BWW and one of the Bagger Dave's will be sold as part of the sale leaseback transaction occurring in Second Quarter 2015. The DRH-owned BWW is currently under construction and the Bagger Dave's restaurants are open and operated by DRH. For additional information pertaining to the sale-leaseback transaction, refer to the 2014 10-K filed on March 13, 2015.

Basis of Presentation

The consolidated financial statements as of March 29, 2015 and December 28, 2014, and for the three-month periods ended March 29, 2015 and March 30, 2014, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of March 29, 2015 and for the three-month periods ended March 29, 2015 and March 30, 2014 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 28, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28 2014, which is included in Item 8 in the Fiscal 2014 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month period ended March 29, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2015.

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

Concentration Risks

Approximately 84.8% and 81.4% of the Company's revenues are generated from food and beverage sales of restaurants located in the Midwest region during the three-month periods ended March 29, 2015 and March 30, 2014, respectively.

Investments

The Company’s investment securities are classified as available-for-sale. Investments classified as available-for-sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, and accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 2 for details.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At March 29, 2015 and December 28, 2014, we had goodwill of $11.0 million, respectively that was assigned to our BWW operating segment.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December December 28, 2014, based on our quantitative analysis, goodwill was considered recoverable. At March 29, 2015, there were no impairment indicators warranting an analysis.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

We review long-lived assets and definite-live intangible assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairments were recognized for quarter-ended March 29, 2015 or year ended December 28, 2014. We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to improve operating results. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other long-term liabilities depending on the fair value of the swaps. See Note 6 and Note 13 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is currently effective for annual periods beginning after December 15, 2016, and interim periods therein.  We evaluated the impact of the pending adoption of ASU 2014-09, and based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

2.           INVESTMENTS

Investments consist of available-for-sale securities that are carried at fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Based on the call date of the investments, all securities have maturities of one year or less. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined investing in a highly liquid money market account was better fit for the Company's liquidity needs. As of March 29, 2015, the outstanding investments as of December 28, 2014 had fully matured and have been redeemed.

The amortized cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	December 28, 2014
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
Obligations of states/municipals	1,190,261	—	(4,278)	1,185,983
Corporate securities	1,732,734	—	(1,485)	1,731,249
Total debt securities	$2,922,995	$—	$(5,763)	$2,917,232

As of December 28, 2014, $2.9 million of investments were in a loss position with a cumulative unrealized loss of $5,763. The Company may had incurred future impairment charges if decline in market values continued and/or worsened and the impairments would no longer be considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive income (loss), as of December 28, 2014, was as follows:

December 28, 2014
Unrealized gains	$—
Unrealized loss	(5,763)
Net unrealized loss	(5,763)
Deferred federal income tax benefit	1,959
Net unrealized loss on investments, net of deferred income tax	$(3,804)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	March 29, 2015	December 28, 2014
Land	$3,087,514	$3,087,514
Building	2,339,219	2,339,219
Equipment	31,196,205	29,251,119
Furniture and fixtures	7,919,393	7,458,292
Leasehold improvements	61,049,580	56,971,815
Restaurant construction in progress	1,305,099	4,731,045
Total	106,897,010	103,839,004
Less accumulated depreciation	(33,509,523)	(32,330,054)
Property and equipment, net	$73,387,487	$71,508,950

4.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 29, 2015	December 28, 2014
Amortized intangibles:
Franchise fees	$640,641	$647,363
Trademark	66,826	64,934
Non-compete agreement	76,560	76,560
Favorable lease	239,000	239,000
Loan fees	130,377	130,377
Total	1,153,404	1,158,234
Less accumulated amortization	(410,534)	(377,839)
Amortized intangibles, net	742,870	780,395

Unamortized intangibles:
Liquor licenses	2,191,103	2,136,103
Total intangibles, net	$2,933,973	$2,916,498

Amortization expense for the three-month periods ended March 29, 2015 and March 30, 2014 was $25,742 and $14,378, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years is projected as follows:

Year	Amount
Remainder of 2015	$76,813
2016	86,276
2017	84,740
2018	83,065
2019	80,334
2020 and thereafter	331,642
Total	$742,870

The aggregate weighted-average amortization period for intangible assets is 7.3 years.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended March 29, 2015 and March 30, 2014, were $138,620, and $125,988, respectively.

See Note 9 for related party operating lease transactions.

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	March 29, 2015	December 28, 2014
Note payable - $56.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $666,667 plus accrued interest through maturity in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 29, 2015 was approximately 2.7%.	$54,000,000	56,000,000

Note payable - $20.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. Once fully drawn, payments will be due monthly; the note matures December 2019.	$10,188,721	5,768,399

Total long-term debt	64,188,721	61,768,399

Less current portion	(8,815,098)	(8,155,903)

Long-term debt, net of current portion	$55,373,623	$53,612,496

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with RBS (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consist of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with RBS and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan is for a period of 5 years.  Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan is due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 84-month straight-line amortization schedule, plus interest, through maturity on December 16, 2014. The December 2014 RLOC is for a term of two years and no amounts were outstanding as of March 29, 2015.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the long-term debt terms that existed at March 29, 2015, the scheduled principal maturities for the next five years and thereafter are summarized as follows:

Year	Amount
Remainder of 2015	$6,407,549
2016	9,630,195
2017	9,630,195
2018	9,630,195
2019	28,890,587
2020 and thereafter	—
Total	$64,188,721

For the three-month periods ended March 29, 2015 and March 30, 2014, interest expense was $432,223 and $476,401, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of March 29, 2015.

At March 29, 2015, the Company has five interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $57.4 million at March 29, 2015. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. The April 2012 swap has a rate of 1.4% (notional amount of $9.3 million) and expires April 2019, the October 2012 swap has a rate of 0.9% (notional amount of $3.9 million) and expires October 2017, the July 2013 swap has a rate of 1.4% (notional amount of $10.8 million) and expires April 2018, the May 2014 forward swap has a rate of 1.54% (notional amount of $12.9 million) and expires April 2018, and a January 2015 forward swap has a rate of 1.82% (notional amount of $20.5 million) and expires December 2019. The fair value of these swap agreements was a liability of $735,190 and $259,626 at March 29, 2015 and December 28, 2014, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 13 for additional information pertaining to interest rate swaps.

7.            STOCK-BASED COMPENSATION

The Company established a Stock Incentive Plan in 2011 (“Stock Incentive Plan”) to attract and retain directors, consultants, and team members and to align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership.  The plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.  Stock options must be awarded at exercise prices at least equal to or greater than 100.0% of the fair market value of the shares on the date of grant. The options will expire no later than ten years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors (the “Committee”) or another committee as determined by the Board of Directors. The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock. The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock. Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.

During the first fiscal quarter of 2015 and 2014, no restricted shares were granted.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a 3 years or 1 year period or upon the 3 years anniversary of the granted shares, the vesting terms are determined by the Committee.  Unrecognized stock-based compensation expense of $484,437 at March 29, 2015 will be recognized over the remaining weighted-average vesting period of 1.7 years. The total fair value of shares vested during the three-month periods ended March 29, 2015 and March 30, 2014 was $15,436 and $46,167, respectively.  Under the Stock Incentive Plan, there are 498,720 shares available for future awards at March 29, 2015.

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coincide with the fiscal quarter and are awarded on the last day of the offering period. During the three-month periods ended March 29, 2015 and March 30, 2014, we issued 4,662 and 3,045 shares, respectively. Under the ESPP, there are 229,550 shares available for future awards at March 29, 2015.

The following table presents the restricted shares transactions during the three months ended March 29, 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	—
Vested	(3,334)
Expired/Forfeited	(1,917)
Unvested, March 29, 2015	159,616

The following table presents the restricted shares transactions during the three months ended March 30, 2014:

Number of Restricted Stock Shares
Unvested, December 39, 2013	116,667
Granted	—
Vested	(11,875)
Expired/Forfeited	(1,500)
Unvested, March 30, 2014	103,292

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At March 29, 2015, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $338,100 and $525,000 as of March 29, 2015 and March 30, 2014, respectively.

Stock-based compensation of $55,793 and $85,320 was recognized during the three-month periods ended March 29, 2015 and March 30, 2014, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of March 29, 2015.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           INCOME TAXES

The benefit for income taxes consists of the following components for the three-month periods ended March 29, 2015 and March 30, 2014, respectively:

	Three Months Ended
	March 29, 2015	March 30, 2014
Federal:
Current	$—	$—
Deferred	(148,937)	(61,703)
State:
Current	60,000	39,279
Deferred	19,579	(30,634)
Income tax benefit	$(69,358)	$(53,058)

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes before income taxes.  The items causing this difference are as follows:

	March 29, 2015	March 30, 2014
Income tax provision at federal statutory rate	$65,716	$107,032
State income tax provision	79,579	5,706
Permanent differences	96,095	67,754
Tax credits	(310,748)	(233,550)
Income tax benefit	$(69,358)	$(53,058)

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

	March 29, 2015	December 28, 2014
Deferred tax assets:
Net operating loss carry forwards	$412,768	$915,900
Deferred rent expense	471,869	481,543
Start-up costs	96,769	99,261
Tax credit carry forwards	3,728,464	3,417,716
Interest rate swaps	249,968	88,121
Investments	—	1,959
Sale leaseback deferred gain	774,832	788,195
Stock-based compensation	330,977	310,790
Other	437,586	397,117
Total deferred tax assets	6,503,233	6,500,602

Deferred tax liabilities:
Tax depreciation in excess of book	2,720,374	3,069,315
Goodwill and other	533,125	470,647
Total deferred tax liabilities	3,253,499	3,539,962

Net deferred income tax asset	$3,249,734	$2,960,640

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects to use net operating loss and general business tax credit carryforwards before their 20-year expiration. As of March 29, 2015, the Company has available federal net operating loss carryforwards of approximately $1.8 million. Of that amount, approximately $0.6 million relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $3.7 million will expire between 2028 and 2036.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of March 29, 2015.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and is subject to U.S. Federal, state, and local income tax examinations for tax years 2011 through 2013.

9.           OPERATING LEASES (INCLUDING RELATED PARTY)

Lease terms range from five to 24 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $1.9 million and $1.3 million for the three-month periods ended March 29, 2015 and March 30, 2014, respectively (of which $0 and $34,821, respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 29, 2015 are summarized as follows:

Year	Amount
Remainder of 2015	$5,974,021
2016	8,006,510
2017	7,771,040
2018	7,416,526
2019	6,912,322
2020 and thereafter	39,319,097
Total	$75,399,516

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development with initial or remaining lease terms in excess of one year at March 29, 2015 are summarized as follows:

Year	Amount
Remainder of 2015	$263,039
2016	753,689
2017	754,536
2018	755,382
2019	743,108
2020 and thereafter	5,331,672
Total	$8,601,426

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 32 restaurants by March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of March 29, 2015 we have opened 24 of the 32 restaurants required by the ADA.  With the remaining eight restaurants, along with two additional franchise agreements, we expect the Company will operate 52 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements.  The Company incurred royalty fees of $1.6 million and $1.3 million for the three-month periods ended March 29, 2015 and March 30, 2014, respectively.  Advertising fund contribution expenses were $1.0 million and $767,157 for the three-month periods ended March 29, 2015 and March 30, 2014, respectively.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved.  The modernization costs for a restaurant can range from approximately $50,000 to approximately $1.1 million depending on an individual restaurant's needs.

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

11.          EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three months ended March 29, 2015 and March 30, 2014:

	Three months ended
	March 29, 2015	March 30, 2014
Income available to common stockholders	$262,642	$367,857

Weighted-average shares outstanding	26,149,184	26,048,805
Effect of dilutive securities	99,240	104,790
Weighted-average shares outstanding - assuming dilution	26,248,424	26,153,595

Earnings per share	$0.01	$0.01
Earnings per share - assuming dilution	$0.01	$0.01

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $419,674 and $464,115 during the three-month periods ended March 29, 2015 and March 30, 2014 respectively.

Cash paid for income taxes was $60,000 and $0 during the three-month periods ended March 29, 2015 and March 30, 2014, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid during the three months ended March 29, 2015 and March 30, 2014, was $0.4 million and $1.0 million, respectively.

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

As of March 29, 2015 and December 28, 2014, respectively, our financial instruments consisted of cash and cash equivalents; including money market funds, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 1 and Note 6 for additional information pertaining to interest rates swaps.

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

As of March 29, 2015 and December 28, 2014, our total debt was approximately $64.2 million and $61.8 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months ended March 29, 2015 and the fiscal year ended December 28, 2014.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 29, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$10,000,000	$—	$—	$10,000,000
Interest rate swaps	—	(735,190)	—	(735,190)
Total	$10,000,000	$(735,190)	$—	$9,264,810

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 28, 2014:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(259,626)	$—	$(259,626)
Debt securities
Obligations of states/municipals	—	1,185,983	—	1,185,983
Corporate securities	—	1,731,249	—	1,731,249
Total debt securities	—	2,917,232	—	2,917,232
Total	$—	$2,657,606	$—	$2,657,606

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

	Three Months Ended March 29, 2015
	Interest Rate Swap	Investments	Total
Beginning balance	$(171,352)	$(3,804)	$(175,156)

Gain(loss) recorded to other comprehensive income	(475,564)	5,763	(469,801)
Tax benefit (expense)	$161,691	$(1,959)	$159,732
Other comprehensive income (loss)	(313,873)	3,804	(310,069)

Accumulated OCI	$(485,225)	$—	$(485,225)

	Three Months Ended March 30, 2014
	Interest Rate Swap	Investments	Total
Beginning balance	$(216,188)	$(29,176)	$(245,364)

Gain recorded to other comprehensive income	45,980	34,931	80,911
Tax expense	$(15,633)	$(11,876)	$(27,509)
Other comprehensive income	30,347	23,055	53,402

Accumulated OCI	$(185,841)	$(6,121)	$(191,962)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           SUBSEQUENT EVENTS

On February 17, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire substantially all of the assets of Screamin' Hot Concepts, LLC, Screamin' Hot Nampa, LLC, Screamin’ Hot Twin Falls, LLC, each an Idaho limited liability company, and Screamin’ Hot Reno, LLC, a Nevada limited liability company. BWLD had the right of first refusal, exercisable for a period of 45 days, to acquire the restaurants on the same terms proposed in the Purchase Agreement. On April 8, 2015, we received notice from the BWLD of its intent to exercise its right of first refusal. As a result, the Company is relieved of its obligations under the Purchase Agreement.

On April 2, 2015, the Company entered into an program to repurchase up to $1.0 million of the Company’s common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations of the SEC. The Company has entered into a Rule 10b5-1 purchase plan with a broker to facilitate the repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 28, 2014. Information included in this discussion and analysis includes commentary on company-owned restaurant, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Bagger Dave’s Tavern® (“Bagger Dave’s”) and Buffalo Wild Wings® Grill & Bar (“BWW”) concept and the overall health of the concepts. However, same store sales information does not represent sales, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s and BWW.  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 29, 2015, we had 68 locations in Florida, Illinois, Indiana, and Michigan.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own, operate, and manage Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 26 Bagger Dave’s, 17 in Michigan and nine in Indiana. The Company expects to operate between 38 and 42 Bagger Dave’s locations by the end of 2017.

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

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2011 through 2015.

	2015 (estimate)	2014	2013	2012	2011
Summary of restaurants open at the beginning of year
DRH-owned BWW	42	36	33	22	19
Bagger Dave’s	24	18	11	6	3
Total	66	54	44	28	22

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	5-6	6	7	5	3
BWW Acquisitions	—	3	—	8	—
Closures	—	—	—	—	—
Total restaurants	74-75	66	54	44	28

RESULTS OF OPERATIONS

For the three-month period ended March 29, 2015 ("First Quarter 2015"), revenue was generated from the operations of 42 BWW restaurants and 26 Bagger Dave’s restaurants. For the three-month period ended March 30, 2014 ("First Quarter 2014"), revenue was generated from the operations of 36 BWW restaurants and 18 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurants comparable sales in the first full month following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 50 and 36 restaurants at March 29, 2015 and March 30, 2014, respectively.

Results of Operations for the Three Months Ended March 29, 2015 and March 30, 2014

	Three Months Ended
	March 29, 2015	March 30, 2014
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	29.0%	28.6%
Compensation costs	25.7%	26.2%
Occupancy costs	6.0%	5.4%
Other operating costs	20.2%	20.6%
General and administrative expenses	6.3%	6.9%
Pre-opening costs	2.8%	1.8%
Depreciation and amortization	8.0%	7.4%
Loss on disposal of property and equipment	0.4%	0.5%
Total operating expenses	98.4%	97.4%

Operating profit	1.6%	2.6%

Revenue for First Quarter 2015 was $39.4 million, an increase of $9.0 million, or 29.4%, over the $30.5 million of revenue generated during First Quarter 2014. The increase was attributable to increased same store sales, acquisition of three BWW locations, and the opening of 11 DRH-owned restaurants (eight Bagger Dave’s and three BWW restaurants). $2.3 million was attributable to the 8.0% same store sales increase of 37 BWW and 13 Bagger Dave’s restaurants. $1.7 million was attributable to the acquisition of three BWW restaurants on June 30, 2014. The remaining $5.0 million is a result of restaurants opening within the last 18-months, including 13 Bagger Dave’s (two were built in the First Quarter 2015) and five BWW restaurants. The Company's 8.0% increase in same store sales is a result of an increase of 11.2% same store sales for Bagger Dave's (7.3% increase in customer traffic) and 7.6% same store sales for BWW (0.6% increase in customer traffic).

Food, beverage, and packaging costs increased by $2.7 million, or 31.5%, to $11.4 million in First Quarter 2015 from $8.7 million in First Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015. Food, beverage, and packaging costs as a percentage of revenue increased to 29.0% in First Quarter 2015 from 28.6% in First Quarter 2014 primarily due to higher chicken wing prices, partially offset by an increase in menu pricing. Average cost per pound for bone-in chicken wings was $1.89 in First Quarter 2015 compared to $1.33 in First Quarter 2014.

Compensation costs increased by $2.2 million, or 27.0%, to $10.2 million in First Quarter 2015 from $8.0 million in First Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015.  Compensation costs as a percentage of sales decreased to 25.7% in First Quarter 2015 from 26.2% in First Quarter 2014 as a result of increased sales over the same period last year, helping offset minimum wage increases.

Occupancy costs increased by $0.7 million, or 43.3%, to $2.4 million in First Quarter 2015 from $1.7 million in First Quarter 2014.  This increase is primarily due to the increased number of restaurants operating in 2015. Occupancy as a percentage of sales increased to 6.0% in First Quarter 2015 from 5.4% in First Quarter 2014 primarily due to the execution of the sale leaseback of DRH-owned properties in late 2014.

Other operating costs increased by $1.7 million, or 26.8%, to $8.0 million in First Quarter 2015 from $6.3 million in First Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015. Other operating costs as a percentage of sales decreased to 20.2% in First Quarter 2015 from 20.6% in First Quarter 2014.

General and administrative expenses increased by $0.4 million, or 18.2%, to $2.5 million in First Quarter 2015 from $2.1 million in First Quarter 2014.  This increase was primarily due to the timing of our marketing expenses compared to prior year. General and administrative expenses as a percentage of sales decreased to 6.3% in First Quarter 2015 from 6.9% in First Quarter 2014.

Pre-opening costs increased by $0.6 million, or 101.0%, to $1.1 million in First Quarter 2015 from $0.5 million First Quarter 2014.   The Company opened two new restaurants and had one relocation in First Quarter 2015 compared to no openings in First Quarter 2014. There were five openings in the previous year Fourth Quarter 2014 and Fourth Quarter 2013, which contributed to carry-over costs in First Quarter 2015 and 2014.  Pre-opening costs as a percentage of sales increased to 2.8% in First Quarter 2015 from 1.8% in First Quarter 2014.

Depreciation and amortization increased by $0.9 million, or 40.5%, to $3.2 million in First Quarter 2015 from $2.2 million in First Quarter 2014.  This increase was primarily due to an increased number of restaurants operating in 2015.  Depreciation and amortization as a percentage of sales increased to 8.0% in First Quarter 2015 from 7.4% in First Quarter 2014 primarily due to the increased investment in ground-up development of our restaurant buildings.

Loss on disposal of property and equipment decreased by $7,657, or (4.9)%, to $148,408 in First Quarter 2015 from $156,065 in First Quarter 2014. Loss on disposal of property and equipment as a percentage of sales decreased to 0.4% in First Quarter 2015 from 0.5% in First Quarter 2014.

INTEREST AND TAXES

Interest expense was $432,223 and $476,401 during First Quarter 2015 and First Quarter 2014, respectively. The decrease was primarily due to a reduction in interest rates and a $5.1 million debt reduction from the proceeds of the sale leaseback transaction.

For First Quarter 2015, DRH had an income tax benefit of $69,358 compared to  First Quarter 2014 income tax benefit of $53,058.  The First Quarter 2015 income tax benefit primarily relates to the increase in tip credits for the period.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with RBS Citizens, N.A. ("RBS") (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consist of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with RBS and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan is for a period of five years.  Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan is due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the loan agreement at which time monthly principal payments will be due on a 84-month straight-line amortization schedule, plus interest through maturity on December 16, 2019. The December 2014 RLOC is for a term of two years and no amount was outstanding as of March 29, 2015.

We believe the cash flow from operations, proceeds from the sale-lease-back agreement of $24.6 million, and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.1 million to $1.4 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.9 million to $2.1 million (excluding potential tenant incentives).  We expect to spend approximately $250,000 to $275,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment of less than four years. The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.

Cash flow from operations for First Quarter 2015 was $3.1 million compared with $2.7 million for First Quarter 2014. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 80.0% of our planned capital expenditures in 2015. For 2015, we estimate capital expenditures to be between $35.0 million and $40.0 million. We plan to use the capital as follows: nearly one half for new restaurant openings, one third for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining for restaurant remodels, upgrades, relocations and other general corporate purposes.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $1.1 million (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five to seven years of operation and fully remodeled after approximately 10 years of operation.

Mandatory Upgrades

In fiscal year 2015, we will complete four mandatory remodels of existing DRH-owned BWW restaurant, which will be funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2015, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements will primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal year 2015, we relocated one DRH-owned BWW location in the First Quarter 2015 in lieu of a remodel. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

Contractual Obligations

The following table presents a summary of our contractual obligations as of March 29, 2015:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$64,188,721	$8,815,098	$19,260,390	$36,113,233	$—
Operating lease obligations	75,399,516	7,996,613	15,683,507	14,116,739	37,602,657
Commitments for restaurants under development [2]	21,990,481	13,840,410	1,508,649	1,492,353	5,149,069
	$161,578,718	$30,652,121	$36,452,546	$51,722,325	$42,751,726

[1]
Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variable of the rates. See Note 6 for additional details.

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

All of our restaurant staff members are paid hourly rates based on the federal minimum wage.  Certain operating costs, such as taxes, insurance, and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company assumed, from a related entity, an ADA in which the Company was to open 23 BWW restaurants within its designated "development territory”. On December 12, 2008, this agreement was amended, adding nine additional restaurants and extending the date of fulfillment to March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of March 29, 2015, 24 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 52 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Debt Securities

We were exposed to market risk related to our debt securities. To manage our exposure, we invested our excess cash in highly liquid short-term investments with maturities of less than one year. The investments were not held for trading or other speculative purposes. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined investing in a highly liquid market money account was better fit for our liquidity needs. As of March 29, 2015, the outstanding investments had matured and investments redeemed. See Notes 1, 2, and 13 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

As of March 29, 2015, DRH had $64.2 million of variable-rate debt with a weighted average interest rate of 2.7%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $0.6 million fluctuation in pretax income. See Notes 1, 6 and 13 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the three-month periods ended March 29, 2015 and March 30, 2014 chicken wings accounted for approximately 31.4% and 28.6% of cost of sales, with an average price per pound of $1.89 and $1.33, respectively.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of March 29, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 29, 2015.

(b) Changes in internal control over financial reporting.

Remedial Measures

As reported in our Form 10-K for the year ended December 28, 2014 we did not maintain effective internal control over financial reporting as of December 31, 2014.   Our management determined that our internal control related to financial reporting was not effective to ensure the effective design of internal control and that an effective evaluation and review of complex accounting matters had occurred prior to presentation to our external auditors.  We are in the process of remediating the identified deficiency in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.

Management believes that significant progress has been made as of the date of this report, in remediating the underlying causes of the material weakness. We have taken, and will continue to take, a number of actions to remediate this material weakness. Among other things, we have engaged third party accounting advisors to assist with non-recurring and complex accounting matters.

We will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: May 8, 2015	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
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