Form 10-Q
period 2015-06-28
Diversified Restaurant Holdings, Inc.
filed 2015-08-07
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,169,975 shares of $.0001 par value common stock outstanding as of August 5, 2015.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 28,	December 28,
ASSETS	2015(unaudited)	2014
Current assets
Cash and cash equivalents	$17,093,963	$18,688,281
Investments	—	2,917,232
Accounts receivable	230,237	1,417,510
Inventory	1,471,008	1,335,774
Other current assets	767,068	397,715
Total current assets	19,562,276	24,756,512

Deferred income taxes	5,127,678	2,960,640
Property and equipment, net	74,013,429	71,508,950
Intangible assets, net	2,951,391	2,916,498
Goodwill	10,998,630	10,998,630
Other long-term assets	1,083,875	305,804
Total assets	$113,737,279	$113,447,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,778,862	$7,043,143
Accrued compensation	2,349,796	2,786,830
Other accrued liabilities	3,589,091	1,357,510
Current portion of long-term debt	10,959,938	8,155,903
Current portion of deferred rent	190,474	377,812
Total current liabilities	21,868,161	19,721,198

Deferred rent, less current portion	3,255,952	3,051,445
Unfavorable operating leases	656,242	693,497
Other long-term liabilities	3,601,321	3,212,376
Long-term debt, less current portion	54,359,780	53,612,496
Total liabilities	83,741,456	80,291,012

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,179,445 and 26,149,824, issued outstanding, respectively.	2,580	2,582
Additional paid-in capital	35,772,674	35,668,001
Accumulated other comprehensive loss	(384,325)	(175,156)
Accumulated deficit	(5,395,106)	(2,339,405)
Total stockholders' equity	29,995,823	33,156,022

Total liabilities and stockholders' equity	$113,737,279	$113,447,034
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue	$36,871,838	$30,009,621	$76,312,170	$60,482,635

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	10,561,270	8,622,748	22,009,173	17,328,171
Compensation costs	9,754,171	7,771,429	19,908,963	15,765,096
Occupancy costs	2,432,350	1,523,399	4,804,817	3,178,950
Other operating costs	7,811,480	6,127,461	15,772,029	12,407,556
General and administrative expenses	5,674,963	2,099,684	8,171,850	4,212,246
Pre-opening costs	576,390	910,115	1,669,890	1,454,136
Depreciation and amortization	3,250,701	2,498,871	6,408,023	4,746,331
Impairment and loss on asset disposals	2,320,059	164,255	2,468,467	320,320
Total operating expenses	42,381,384	29,717,962	81,213,212	59,412,806

Operating income (loss)	(5,509,546)	291,659	(4,901,042)	1,069,829

Interest expense	(559,035)	(476,634)	(991,258)	(953,035)
Other income, net	727,258	5,607	744,261	18,637

Income (loss) before income taxes	(5,341,323)	(179,368)	(5,148,039)	135,431

Income tax benefit	(2,022,980)	(78,872)	(2,092,338)	(131,930)

Net income (loss)	$(3,318,343)	$(100,496)	$(3,055,701)	$267,361

Basic earnings per share	$(0.13)	$0.00	$(0.12)	$0.01
Fully diluted earnings per share	$(0.13)	$0.00	$(0.12)	$0.01

Weighted average number of common shares outstanding
Basic	26,151,853	26,067,958	26,150,518	26,058,381
Diluted	26,151,853	26,067,958	26,150,518	26,159,406

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income (loss)	$(3,318,343)	$(100,496)	$(3,055,701)	$267,361

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $51,980, $32,726, $109,713 and $17,093 respectively	100,900	(63,526)	(212,973)	(33,180)
Unrealized changes in fair value of investments, net of tax of $0, $2,677, $1,959 and $9,200, respectively	—	(5,197)	3,804	17,859
Total other comprehensive income (loss)	100,900	(68,723)	(209,169)	(15,321)

Comprehensive income (loss)	$(3,217,443)	$(169,219)	$(3,264,870)	$252,040

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Issuance of restricted shares	20,876	—	—	—	—	—

Forfeitures of restricted shares	(1,900)	—	—	—	—	—

Employee stock purchase plan	5,509	1	27,387	—	—	27,388

Share-based compensation	—	—	153,007	—	—	153,007

Other comprehensive loss	—	—	—	(15,321)	—	(15,321)

Net income	—	—	—	—	267,361	267,361

Balances - June 29, 2014	26,074,063	$2,581	$35,455,649	$(260,685)	$(803,547)	$34,393,998

Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Issuance of restricted shares	47,502	—		—	—	—

Forfeitures of restricted shares	(3,586)	—	—	—	—	—

Employee stock purchase plan	10,205	—	40,360	—	—	40,360

Share-based compensation	—	—	162,563	—	—	162,563

Stock repurchase	(24,500)	(2)	(98,250)	—	—	(98,252)

Other comprehensive loss	—	—	—	(209,169)	—	(209,169)

Net loss	—	—	—	—	(3,055,701)	(3,055,701)

Balances - June 28, 2015	26,179,445	$2,580	$35,772,674	$(384,325)	$(5,395,106)	$29,995,823

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities
Net income (loss)	$(3,055,701)	$267,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,408,023	4,766,434
Amortization of loan fees	14,214	—
Realized loss on investments	—	19,175
Amortization of gain on sale-leaseback	(78,604)	—
Impairment and loss on asset disposals	2,468,467	320,320
Share-based compensation	162,563	153,007
Deferred income taxes	(1,929,924)	(200,367)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	1,187,273	961,701
Inventory	(135,234)	(105,053)
Other current assets	(369,353)	97,481
Intangible assets	(129,426)	(193,119)
Other long-term assets	(778,071)	(69,240)
Accounts payable	(955,715)	772,281
Accrued liabilities	1,780,743	426,825
Deferred rent	17,169	(378,935)
Net cash provided by operating activities	4,606,424	6,837,871

Cash flows from investing activities
Purchases of investments	—	(7,469,555)
Proceeds from sale of investments	2,952,302	8,050,693
Purchases of property and equipment	(12,646,471)	(14,361,329)
Net cash used in investing activities	(9,694,169)	(13,780,191)

Cash flows from financing activities
Proceeds from issuance of long-term debt	7,551,319	10,445,616
Repayments of long-term debt	(4,000,000)	(3,672,288)
Payment of loan fees	—	(118,739)
Proceeds from employee stock purchase plan	40,360	27,388
Repurchase of stock	(98,252)	—
Net cash provided by financing activities	3,493,427	6,681,977

Net decrease in cash and cash equivalents	(1,594,318)	(260,343)

Cash and cash equivalents, beginning of period	18,688,281	9,562,473

Cash and cash equivalents, end of period	$17,093,963	$9,302,130

         The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”) and Buffalo Wild Wings ® Grill & Bar (“BWW”).  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of June 28, 2015, we had 68 locations in Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  As of August 7, 2015, there are 23 Bagger Dave’s, 15 in Michigan and eight in Indiana. DRH and its wholly-owned subsidiaries (collectively, the "Company") expects to operate between 35 and 39 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees. As of August 7, 2015, DRH operates 61 DRH-owned BWW restaurants (19 in Michigan, 15 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 70 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

Basis of Presentation

The consolidated financial statements as of June 28, 2015 and December 28, 2014, and for the three-month and six-month periods ended June 28, 2015 and June 29, 2014, have been prepared by the Company pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The financial information as of June 28, 2015 and for the three-month and six-month periods ended June 28, 2015 and June 29, 2014 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 28, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, which is included in Item 8 in the Fiscal 2014 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month and six-month period ended June 28, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2015.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At June 28, 2015 and December 28, 2014, we had goodwill of $11.0 million, respectively that was assigned to our BWW operating segment.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 28, 2014, based on our quantitative analysis, goodwill was considered recoverable. At June 28, 2015, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. In June 2015, DRH management had determined that three Bagger Dave's locations were underperforming and it was best to reallocate valuable resources to higher performing locations. In late July 2015, the Board of Directors approved the closure of these three Bagger Dave's locations. The restaurants closed on August 7, 2015. As a result, the Company recorded an impairment loss of $1.8 million in Second Quarter 2015. Additionally, at the date we cease using the properties, we will record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Refer to Note 3 for additional details. For the year ended December 28, 2014 no impairment losses were recognized. We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improvement of operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. The Company’s interest rate swap agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other long-term liabilities depending on the fair value of the swaps. See Note 6 and Note 13 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, which updates guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016. We do not expect the standard will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard was originally effective for annual periods beginning after December 15, 2016, and interim periods therein.  In July 2015, the FASB voted to delay the effective date of the new standard. As a result of the delay, the revenue recognition standard will be effective for public companies in 2018, with early adoption permitted. We evaluated the impact of the pending adoption of ASU 2014-09, and based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2.           INVESTMENTS

Investments consist of available-for-sale securities that are carried at fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Based on the call date of the investments, all securities have maturities of one year or less. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined investing in a highly liquid money market account was better fit for the Company's liquidity needs. As of June 28, 2015, the outstanding investments as of December 28, 2014 had fully matured and have been redeemed.

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

As of December 28, 2014, $2.9 million of investments were in a loss position with a cumulative unrealized loss of $5,763. The Company may have incurred future impairment charges if decline in market values continued and/or worsened and the impairments

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would no longer be considered temporary. All investments with unrealized losses have been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss, as of December 28, 2014, was as follows:

December 28, 2014
Unrealized gains	$—
Unrealized loss	(5,763)
Net unrealized loss	(5,763)
Deferred federal income tax benefit	1,959
Net unrealized loss on investments, net of deferred income tax	$(3,804)

3.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	June 28, 2015	December 28, 2014
Land	$2,344,910	$3,087,514
Building	2,339,219	2,339,219
Equipment	30,185,271	29,251,119
Furniture and fixtures	7,773,770	7,458,292
Leasehold improvements	59,671,492	56,971,815
Restaurant construction in progress	6,149,714	4,731,045
Total	108,464,376	103,839,004
Less accumulated depreciation	(34,450,947)	(32,330,054)
Property and equipment, net	$74,013,429	$71,508,950

On October 6, 2014, the Company entered into a sale leaseback agreement for $24.6 million with a third-party Real Estate Investment Trust. The arrangement includes the sale of 12 properties, six Bagger Dave’s locations and six BWW locations. In June 2015, we closed on one of the 12 properties, with total proceeds of $2.0 million. We closed on ten properties in 2014, and expect to close the sale of the remaining property in the third quarter of 2015. In connection with the closing of the sale leaseback transaction in June 2015, the Company recorded a loss of approximately $0.3 million, which is included in impairment and loss on asset disposals on the Consolidated Statement of Operations. For additional details, refer to Form 10-K filed on March 13, 2015.

Based on impairment indicators that existed during the quarter ended June 28, 2015, the Company performed an impairment analysis and recorded an impairment charge of $1.8 million related to three underperforming Bagger Dave's locations, two located in Michigan and one in Indiana. On August 6, 2015, the Company announced the closure of these restaurants. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 28, 2015	December 28, 2014
Amortized intangibles:
Franchise fees	$690,641	$647,363
Trademark	66,826	64,934
Non-compete agreement	76,560	76,560
Favorable lease	239,000	239,000
Loan fees	130,377	130,377
Total	1,203,404	1,158,234
Less accumulated amortization	(435,116)	(377,839)
Amortized intangibles, net	768,288	780,395

Unamortized intangibles:
Liquor licenses	2,183,103	2,136,103
Total intangibles, net	$2,951,391	$2,916,498

Amortization expense for the three-month periods ended June 28, 2015 and June 29, 2014 and six-month periods ended June 28, 2015 and June 29, 2014 was $17,322, $14,831, $43,064, and $29,209, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 10.6 years.

5.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended June 28, 2015 and June 29, 2014 and six-month periods ended June 28, 2015 and June 29, 2014, were $139,270, $121,950, $277,890 and $247,938, respectively.

See Note 9 for related party operating lease transactions.

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	June 28, 2015	December 28, 2014
Note payable - $56.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $666,667 plus accrued interest through maturity in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at June 28, 2015 was approximately 2.7%.	$52,000,000	56,000,000

Note payable - $20.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. Once fully drawn, payments will be due monthly; the note matures December 2019.	$13,319,718	5,768,399

Total long-term debt	65,319,718	61,768,399

Less current portion	(10,959,938)	(8,155,903)

Long-term debt, net of current portion	$54,359,780	$53,612,496

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with Citizens (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consist of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with RBS and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan is for a period of 5 years.  Payments of principal are based upon an 84-month straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan is due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 84-month straight-line amortization schedule, plus interest, through maturity on December 16, 2014. The December 2014 RLOC is for a term of two years and no amounts were outstanding as of June 28, 2015.

For the three month periods ended June 28, 2015 and June 29, 2014 and six month periods ended June 28, 2015 and June 29, 2014, interest expense pertaining to debt was $564,134, $476,634, and $1.0 million and $1.0 million, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 28, 2015. In connection with the closure of three locations discussed in Note 3, the Company will violate one of its non-financial loan covenants during the third quarter of 2015. We are currently in discussions with our primary lender to modify our debt agreement and cure the violation. While we believe relations with our lenders are good and we expect to obtain a modification, there can be no assurance that such a modification will be obtained. In such case, we believe we have sufficient cash, cash generation capability and alternative sources of financing to fund operations in the normal course and repay our indebtness, although if all of our outstanding indebtness became currently payable it could have a material adverse effect on our business, financial conditions and results of operations.

At June 28, 2015, the Company has five interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $55.3 million at June 28, 2015. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. The April 2012 swap has a rate of 1.4% (notional amount of $8.8 million) and expires April 2019, the October 2012 swap has a rate of 0.9% (notional amount of $3.6 million) and expires October 2017, the July 2013 swap has a rate of 1.4% (notional amount of $9.9 million) and expires April 2018, the May 2014 forward swap has a rate of 1.54% (notional amount of $12.5 million) and expires April 2018, and the January 2015 swap has a rate of 1.82% (notional amount of $20.5 million) and expires December 2019. The fair value of these swap agreements was a liability of $582,312 and $259,626 at June 28, 2015 and December 28, 2014, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 13 for additional information pertaining to interest rate swaps.

7.            STOCKHOLDER'S EQUITY

Restricted stock awards

In second quarter 2015 and second quarter 2014, restricted shares were granted to certain team members and board members at a weighted-average fair value of $4.21 and $4.79.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over three years, one year period or upon the three years anniversary of the granted shares, the vesting terms are determined by the Compensation Committee of the Board of Directors.  Unrecognized stock-based compensation expense of $566,425 at June 28, 2015 will be recognized over the remaining weighted-average vesting period of 1.7 years. The total fair value of shares vested during the six-months ended June 28, 2015 and June 29, 2014 was $104,947 and $46,167, respectively.  Under the 2011 Stock Incentive Plan, there are 452,887 shares available for future awards at June 28, 2015.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted shares transactions during the six-months ended June 28, 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	47,502
Vested	(22,751)
Expired/Forfeited	(3,586)
Unvested, June 28, 2015	186,032

The following table presents the restricted shares transactions during the six-months ended June 29, 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	20,876
Vested	(32,558)
Expired/Forfeited	(1,900)
Unvested, June 29, 2014	103,085

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. At June 28, 2015, 210,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $273,000 and $630,000 as of June 28, 2015 and June 29, 2014, respectively.

Employee stock purchase plan

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the six months ended June 28, 2015 and June 29, 2014, we issued 10,205 and 5,509 shares, respectively. Under the ESPP, there are 224,007 shares available for future awards at June 28, 2015.

Share Repurchase Program

In March 2015, the Board of Directors authorized a program to repurchase up to $1.0 million of the Company's common stock in open market transactions at market prices or otherwise. In April 2015, we repurchased $98,252 in outstanding shares, representing 24,500 shares. The weighted average purchase price per share was $4.01. Upon receipt, the repurchased shares were retired and restored to authorized but unissued shares of common stock.

Stock-Based Compensation

Stock-based compensation of $106,770 and $67,687 was recognized during the three months ended June 28, 2015 and June 29, 2014, respectively, and $162,563 and $153,007 for six-months ended June 28, 2015 and June 29, 2014, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 28, 2015.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The effective income tax rate for the three months and six months ended June 28, 2015 was 37.8% and 40.6%, respectively, and was 43.9% and (97.4)% for the three months and six months ended June 29, 2014, respectively. The change in the effective income tax rate for the three months ended June 28, 2015 as compared to the three months ended June 29, 2014 is primarily attributable to a decrease in earnings before income taxes. The change in the effective income tax rate for the six months ended June 28, 2015 as compared to the six months ended June 29, 2014 is primarily attributable to a decrease in earnings before income taxes due to a loss provision estimated for the settlement of a lawsuit (see Note 10), the impairment loss (see Note 1 and 3) and certain operational results.

9.           OPERATING LEASES (INCLUDING RELATED PARTY)

Lease terms range from four to 24 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $1.9 million, $1.1 million, $3.8 million and $2.4 million for the three month periods ended June 28, 2015 and June 29, 2014 and six-month periods ended June 28, 2015 and June 29, 2014, respectively (of which $0, $34,571, $0, and $69,392 respectively, were paid to a related party).

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 28, 2015 are summarized as follows:

Year	Amount
Remainder of 2015	$4,020,465
2016	8,006,510
2017	7,771,040
2018	7,416,526
2019	6,912,322
Thereafter	40,283,798
Total	$74,410,661

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development with initial or remaining lease terms in excess of one year at June 28, 2015 are summarized as follows:

Year	Amount
Remainder of 2015	$1,456,881
2016	3,267,305
2017	3,352,596
2018	3,284,009
2019	2,960,183
Thereafter	16,060,346
Total	$30,381,320

10.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 32 restaurants by March 1, 2017.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of June 28, 2015 we have opened 24 of the 32 restaurants required by the ADA.  We remain on track to fulfill our obligation under the ADA, and with

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the remaining eight restaurants, we expect the Company will operate 70 BWW restaurants by 2017, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally and 0.5% of net sales for certain cities) for the term of the individual franchise agreements.  The Company incurred royalty fees of $1.5 million, $1.2 million, $3.1 million and $2.5 million for the three month periods ended June 28, 2015 and June 29, 2014 and six month periods ended June 28, 2015 and June 29, 2014, respectively.  Advertising fund contribution expenses were $1.0 million, $0.7 million, $1.9 million and $1.5 million for the three month periods ended June 28, 2015 and June 29, 2014 and six month periods ended June 28, 2015 and June 29, 2014, respectively.

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

The Company is currently defending two collective actions alleging violations of fair labor standards acts and minimum wage laws. The first action, Tammy Wolverton et al v. Diversified Restaurant Holdings, Inc. et al, was filed on March 31, 2014, is pending in the United States District Court for the Eastern District of Michigan and makes allegations regarding employees in Michigan. The second action, Lisa Murphy & Andre D. Jordan, Jr. v. Diversified Restaurants Holdings, Inc., et al, was filed in on May 19, 2014, is pending in United States District Court for the Northern District of Illinois, and makes allegations involving employees in Illinois, Indiana and Florida.

The actions, in which the plaintiffs are represented by the same legal counsel, contain mirror allegations that tipped servers and bartenders in the Company’s restaurants were required to perform general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. The respective courts have granted conditional certification of classes of servers and bartenders who had worked in the Company’s restaurants. The plaintiffs are seeking unpaid wages and other relief in an unspecified amount plus plaintiffs' attorneys' fees and expenses.

We believe that the Company’s wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims in these matters. However, in light of the potential cost and uncertainty involved, we are currently in negotiations with the plaintiffs to settle these lawsuits. During the quarter ended June 28, 2015, the Company recorded a loss provision of approximately $1.95 million related to these lawsuits, which is recorded in other accrued liabilities on the Consolidated Balance Sheet.
Prior to June 2015, the Company had not received a specific demand from the plaintiff’s for any calculable amount of damages and an actuarial expert retained by the Company estimated potential damages of an immaterial amount. As a result, the Company could not have reasonably concluded whether any significant damages were likely or reasonably possible to result prior to June 2015. During mediation conducted in June and July of 2015, the Company first received settlement demands from the plaintiffs and a reassessment of the matter that provided the Company with information needed to reassess its overall risk exposure. Following this mediation process, the Company determined based on the damages sought, cost of defense, and cost of human capital, the Company’s best course of action was to move forward with settlement negotiations. Based upon all available information, the Company believes that a loss provision of $1.95 million will be sufficient to resolve the matter and cover related expenses. However, a final settlement has not been reached and this amount may change.
Additionally, the Company is subject to ordinary and routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of its business.  The ultimate outcome of any litigation is uncertain.  We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

11.          EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three month and six month periods ended June 28, 2015 and June 29, 2014:

	Three months ended
	June 28, 2015	June 29, 2014
Income available to common stockholders	$(3,318,343)	$(100,496)

Weighted-average shares outstanding	26,151,853	26,067,958
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,151,853	26,067,958

Earnings per share	$(0.13)	$0.00
Earnings per share - assuming dilution	$(0.13)	$0.00

	Six months ended
	June 28, 2015	June 29, 2014
Income available to common stockholders	$(3,055,701)	$267,361

Weighted-average shares outstanding	26,150,518	26,058,381
Effect of dilutive securities	—	101,025
Weighted-average shares outstanding - assuming dilution	26,150,518	26,159,406

Earnings per share	$(0.12)	$0.01
Earnings per share - assuming dilution	$(0.12)	$0.01

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $532,662, $432,094, $952,337 and $896,209 during the three month periods ended June 28, 2015 and June 29, 2014 and six month periods ended June 28, 2015 and June 29, 2014, respectively.

Cash paid for income taxes was $23,500, $0, $83,500 and $0 during the three month periods ended June 28, 2015 and June 29, 2014 and six month periods ended June 28, 2015 and June 29, 2014, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid during the six months ended June 28, 2015 and June 29, 2014, was $1.3 million and $1.9 million, respectively.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Level 1	Quoted market prices in active markets for identical assets and liabilities;

●	Level 2	Inputs, other than level 1 inputs, either directly or indirectly observable; and

●	Level 3	Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.

As of June 28, 2015 and December 28, 2014, respectively, our financial instruments consisted of cash and cash equivalents; including money market funds, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of June 28, 2015 and December 28, 2014, our total debt was approximately $65.3 million and $61.8 million, respectively, which approximated fair value. The Company estimates the fair value of its fixed-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months ended June 28, 2015 and the fiscal year ended December 28, 2014.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 28, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$10,009,527	$—	$—	$10,009,527
Interest rate swaps	—	(582,312)	—	(582,312)
Total	$10,009,527	$(582,312)	$—	$9,427,215

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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive loss for the three-month and six-month periods ended June 28, 2015 and June 29, 2014:

	Three Months Ended June 28, 2015			Three Months Ended June 29, 2014
	Interest Rate Swap	Investments	Total	Interest Rate Swap	Investments	Total
Beginning balance	$(485,225)	$—	$(485,225)	$(185,841)	$(6,121)	$(191,962)

Gain(loss) recorded to other comprehensive income	152,880	—	152,880	(96,253)	(7,874)	(104,127)
Tax benefit (expense)	(51,980)	—	(51,980)	32,726	2,678	35,404
Other comprehensive income (loss)	100,900	—	100,900	(63,527)	(5,196)	(68,723)

Accumulated OCL	$(384,325)	$—	$(384,325)	$(249,368)	$(11,317)	$(260,685)

	Six Months Ended June 28, 2015			Six Months Ended June 29, 2014
	Interest Rate Swap	Investments	Total	Interest Rate Swap	Investments	Total
Beginning balance	$(171,352)	$(3,804)	$(175,156)	$(216,188)	$(29,176)	$(245,364)

Gain(loss) recorded to other comprehensive income	(322,686)	5,763	(316,923)	(50,273)	27,059	(23,214)
Tax benefit (expense)	109,713	(1,959)	107,754	17,093	(9,200)	7,893
Other comprehensive income (loss)	(212,973)	3,804	(209,169)	(33,180)	17,859	(15,321)

Accumulated OCL	$(384,325)	$—	$(384,325)	$(249,368)	$(11,317)	$(260,685)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.           SUBSEQUENT EVENTS

On June 29, 2015, AMC Wings, Inc., a wholly-owned subsidiary of DRH, completed the acquisition of substantially all of the assets of A Sure Wing, LLC, a Missouri limited liability company (the “Seller”). The assets acquired consist of 18 existing BWW restaurants, including 15 in Missouri and three in Illinois. As consideration for the acquisition of the assets, the Company paid $54.0 million in cash at closing, subject to adjustment for cash on hand, inventory and certain prorated items. Seller reimbursed the Company for one-half of all fees imposed by BWLD under its franchise agreements for the transfer of these restaurants.

In conjunction with the acquisition, the Company, entered into a Senior Secured Credit Facility with Citizens as administrative agent for the Lenders party thereto. The Senior Secured Credit Facility consists of a $120.0 million Term Loan, a $30.0 million development line of credit ("DLOC"), and a $5.0 million revolving line of credit ("RLOC").

The Company immediately used approximately $65.5 million of the Term Loan to refinance existing outstanding debt and $54.0 million of the Term Loan to finance the acquisition. The remaining balance of the Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the Senior Secured Credit Facility.

The Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest at LIBOR plus an applicable margin, through maturity on June 29, 2020. The RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin.

Also see Note 1 and 3 for discussion of the subsequent closure of three Bagger Dave's locations and Note 6 for discussion of the impact of such closures on our loan covenants.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to our ability to secure the additional financing adequate to execute our business plan; our ability to locate and start up new restaurants; acceptance of our restaurant concepts in new market places; and the cost of food and other raw materials.  Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission ("SEC"), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Bagger Dave’s and BWW.  As the creator, developer, and operator of Bagger Dave’s and as one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of June 28, 2015, we had 68 locations in Florida, Illinois, Indiana, and Michigan.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  As of August 7, 2015, there are 23 Bagger Dave’s, 15 in Michigan and eight in Indiana. In late July 2015, the Board of Directors approved the closure of three Bagger Dave's locations. Management had determined in late June 2015 these locations were underperforming and it was best to reallocate valuable resources to higher performing locations. The restaurants closed on August 7, 2015. DRH and its wholly-owned subsidiaries (collectively, the "Company") expects to operate between 35 and 39 Bagger Dave’s locations by the end of 2017.

DRH is also one of the largest BWW franchisees, As of August 7, 2015 DRH operates 61 DRH-owned BWW restaurants (19 in Michigan, 15 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 70 DRH-owned BWW restaurants by the end of 2017, exclusive of potential additional BWW restaurant acquisitions.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2011 through 2015.

	2015 (estimate)	2014	2013	2012	2011
Summary of restaurants open at the beginning of year
DRH-owned BWW	42	36	33	22	19
Bagger Dave’s	24	18	11	6	3
Total	66	54	44	28	22

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	5	6	7	5	3
BWW Acquisitions	18	3	—	8	—
Closures	(3)	—	—	—	—
Total restaurants	89	66	54	44	28

RESULTS OF OPERATIONS

For the three-month period ended June 28, 2015 ("Second Quarter 2015") and six-month period ended June 28, 2015 ("Year to Date 2015"), revenue was generated from the operations of 42 BWW restaurants and 26 Bagger Dave’s restaurants. For the three-month period ended June 29, 2014 ("Second Quarter 2014") and the six-month period ended June 29, 2014, revenue was generated from the operations of 36 BWW restaurants and 20 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant's comparable sales in the first full month following the 18th month of operations for BWW and the 24th month for Bagger Dave's. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 50 and 36 restaurants at June 28, 2015 and June 29, 2014, respectively.

Results of Operations for the Three Months Ended June 28, 2015 and June 29, 2014

	Three Months Ended
	June 28, 2015	June 29, 2014
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.6%	28.7%
Compensation costs	26.5%	25.9%
Occupancy costs	6.6%	5.1%
Other operating costs	21.2%	20.4%
General and administrative expenses	15.4%	7.0%
Pre-opening costs	1.6%	3.0%
Depreciation and amortization	8.8%	8.3%
Impairment and loss on asset disposals	6.3%	0.5%
Total operating expenses	115.0%	98.9%

Operating income (loss)	(15.0)%	1.1%

Revenue for Second Quarter 2015 was $36.9 million, an increase of $6.9 million, or 22.9%, over the $30.0 million of revenue generated during Second Quarter 2014. The increase was attributable to increased same store sales, acquisition of three BWW locations, and the opening of nine DRH-owned restaurants (six Bagger Dave’s and three BWW restaurants). $1.2 million was attributable to the 4.0% same store sales increase of 38 BWW and 12 Bagger Dave’s restaurants. $1.6 million was attributable to the acquisition of three BWW restaurants on June 30, 2014. The remaining $4.1 million is a result of restaurants operating outside our comparable sales base, including 14 Bagger Dave’s and four BWW restaurants. The Company's 4.0% increase in same store sales is a result of an increase of 2.5% same store sales for Bagger Dave's and 4.2% same store sales for BWW.

Food, beverage, and packaging costs increased by $1.9 million, or 22.5%, to $10.6 million in Second Quarter 2015 from $8.6 million in Second Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.6% in Second Quarter 2015 from 28.7% in Second Quarter 2014 primarily due to the increase of menu prices, partially offset by higher chicken wing prices. Average cost per pound for bone-in chicken wings was $1.77 in Second Quarter 2015 compared to $1.40 in Second Quarter 2014.

Compensation costs increased by $2.0 million, or 25.5%, to $9.8 million in Second Quarter 2015 from $7.8 million in Second Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015.  Compensation costs as a percentage of sales increased to 26.5% in Second Quarter 2015 from 25.9% in Second Quarter 2014 as a result of the minimum wage increase and increased staffing requirements to ensure guest satisfaction.

Occupancy costs increased by $0.9 million, or 59.7%, to $2.4 million in Second Quarter 2015 from $1.5 million in Second Quarter 2014.  This increase is primarily due to the increased number of restaurants operating in 2015. Occupancy as a percentage of sales increased to 6.6% in Second Quarter 2015 from 5.1% in Second Quarter 2014 primarily due to the execution of the sale leaseback of DRH-owned properties; one occurring in June 2015 and 10 occurred in late 2014.

Other operating costs increased by $1.7 million, or 27.5%, to $7.8 million in Second Quarter 2015 from $6.1 million in Second Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015. Other operating costs as a percentage of sales increased to 21.2% in Second Quarter 2015 from 20.4% in Second Quarter 2014 due to technology enhancements to drive guest experience, increased repair and maintenance expense and higher credit card fees due to increased usage.

General and administrative expenses increased by $3.6 million, or 170.3%, to $5.7 million in Second Quarter 2015 from $2.1 million in Second Quarter 2014.  The increase was primarily due to a loss provision of $1.95 million stemming from estimated settlement costs and expenses related to a wage-claim litigation, as discussed in Note 10 to the financial statements as well as the timing of marketing expense for spring media buys. General and administrative expenses as a percentage of sales increased to 15.4% in Second Quarter 2015 from 7.0% in Second Quarter 2014.

Pre-opening costs decreased by $0.2 million, or 36.7%, to $0.6 million in Second Quarter 2015 from $0.9 million Second Quarter 2014.    Pre-opening costs as a percentage of sales decreased to 1.6% in Second Quarter 2015 from 3.0% in Second Quarter 2014.

Depreciation and amortization increased by $0.8 million, or 30.1%, to $3.3 million in Second Quarter 2015 from $2.5 million in Second Quarter 2014.  This increase was primarily due to an increased number of restaurants operating in 2015.  Depreciation and amortization as a percentage of sales increased to 8.8% in Second Quarter 2015 from 8.3% in Second Quarter 2014.

Impairment and loss on asset disposals increased by $2.2 million, or 1,312.5%, to $2.3 million in Second Quarter 2015 from $0.2 million in Second Quarter 2014. $1.8 million of the increase was due the asset impairment pertaining to the closure of three Bagger Dave's locations, as discussed in Note 1 and 3 of Part 1 Item 1 of this report. $0.3 million of loss was due to the non-recurring sale leaseback transaction. The remaining $0.2 million was due to normal disposal activity. Impairment and loss on asset disposals as a percentage of sales increased to 6.3% in Second Quarter 2015 from 0.5% in Second Quarter 2014.

Results of Operations for the Six Months Ended June 28, 2015 and June 29, 2014

	Six Months Ended
	June 28, 2015	June 29, 2014
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.8%	28.6%
Compensation costs	26.1%	26.1%
Occupancy costs	6.3%	5.3%
Other operating costs	20.7%	20.5%
General and administrative expenses	10.7%	7.0%
Pre-opening costs	2.2%	2.4%
Depreciation and amortization	8.4%	7.8%
Impairment and loss on asset disposals	3.2%	0.5%
Total operating expenses	106.4%	98.2%

Operating income (loss)	(6.4)%	1.8%

Revenue for Year to Date 2015 was $76.3 million, an increase of $15.8 million or 26.2% over the $60.5 million of revenue generated during Year to Date 2014. The increase was attributable to increased same store sales, acquisition of three BWW locations, and the opening of 9 DRH-owned restaurants (six Bagger Dave’s and three BWW restaurants). $3.3 million was attributable to the 5.7% same store sales increase of 38 BWW and 12 Bagger Dave’s restaurants. $3.2 million was attributable to the acquisition of three BWW restaurants on June 30, 2014. The remaining $9.3 million is a result of restaurants operating outside our comparable sales base, including 14 Bagger Dave’s and four BWW restaurants. The Company's 5.7% increase in same store sales is a result of an increase of 4.0% same store sales for Bagger Dave's and 5.9% same store sales for BWW (0.6% increase in customer traffic).

Food, beverage, and packaging costs increased by $4.7 million or 27.0% to $22.0 million in Year to Date 2015 from $17.3 million in Year to Date 2014.  The increase was primarily due to the increased number of restaurants operating in 2015.  Food, beverage, and packaging costs as a percentage of sales increased to 28.8% in Year to Date 2015 from 28.6% in Year to Date 2014 due to higher chicken wing prices offset partially by the increase of menu prices. Average cost per pound for bone-in chicken wings was $1.83 in Year to Date 2015 compared to $1.36 in Year to Date 2014.

Compensation costs increased by $4.1 million or 26.3% to $19.9 million in Year to Date 2015 from $15.8 million in Year to Date 2014. This increase was primarily due to the increased number of restaurants operating in 2015. Compensation as a percentage of sales stayed flat at 26.1% in Year to Date 2015 compared to Year to Date 2014.

Occupancy costs increased by $1.6 million or 51.1% to $4.8 million in Year to Date 2015 from $3.2 million in Year to Date 2014.  This increase was primarily due to the increased number of restaurants operating in 2015. Occupancy cost as a percentage of sales increased to 6.3% in Year to Date 2015 from 5.3% in Year to Date 2014 primarily due to the sale leaseback of DRH-owned properties; one of which occurred in June 2015 and 10 of which occurred in late 2014.

Other operating costs increased by $3.4 million or 27.1% to $15.8 million in Year to Date 2015 from $12.4 million in Year to Date 2014.  This increase was primarily the increased number of restaurants operating in 2015.  Other operating costs as a percentage of sales increased to 20.7% in Year to Date 2015 from 20.5% in Year to Date 2014 due to technology enhancements to drive guest experience, increased repair and maintenance expenses and higher credit card fees due to increased usage.

General and administrative cost increased by $4.0 million or 94.0% to $8.2 million in Year to Date 2015 from $4.2 million in Year to Date 2014.   The increase was primarily due to a loss provision of $1.95 million stemming from estimated settlement costs and expenses related to a wage-claim litigation, as discussed in Note 10 to the financial statements as well as the timing of marketing expense for spring media buys. General and administrative cost as a percentage of sales increased to 10.7% in Year to Date 2015 from 7.0% in Year to Date 2014.

Pre-opening cost increased by $0.2 million or 14.8% to $1.7 million in Year to Date 2015 from $1.5 million in Year to Date 2014.  The increase in pre-opening costs was due to the timing and overall cost to open new restaurants during the period, including extended training to ensure a quality guest experience during the opening period.  Pre-opening cost as a percentage of sales decreased to 2.2% in Year to Date 2015 from 2.4% in Year to Date 2014.

Depreciation and amortization cost increased by $1.7 million or 35.0% to $6.4 million in Year to Date 2015 from $4.7 million in Year to Date 2014.  This increase was primarily due to the increased number of restaurants operating in 2015.  Depreciation and amortization cost as a percentage of sales increased to 8.4% in Year to Date 2015 from 7.8% in Year to Date 2014.

Impairment and loss on asset disposals increased by $2.1 million or 670.6% to $2.5 million in Year to Date 2015 from $0.3 million in Year to Date 2014.  $1.8 million of the increase was due to the asset impairment pertaining to the closure of three Bagger Dave's locations, as discussed in Note 1 and 3 of Part 1 Item 1 of this report. The remaining $0.3 million was due to the non-recurring sale leaseback transaction. Impairment and loss on asset disposals as a percentage of sales increased to 3.2% in Year to Date 2015 from 0.5% in Year to Date 2014.

INTEREST, OTHER INCOME AND TAXES

Interest expense was $0.6 million and $0.5 million during Second Quarter 2015 and Second Quarter 2014, respectively. Interest expense was $1.0 million during Year to Date 2015 and Year to Date 2014, respectively. The marginal increase was due to the increased debt balance in 2015.

Other Income was $0.7 million and $5,607 during Second Quarter 2015 and Second Quarter 2014, respectively. Other Income was $0.7 million and $18,637 during Year to Date 2015 and Year to Date 2014, respectively. The increase was due to a one-time transaction fee related to a BWW franchise acquisition.

For Second Quarter 2015, DRH had an income tax benefit of $2.0 million compared to an income tax benefit of $78,872  for Second Quarter 2014.    For Year to Date 2015, we had a income tax benefit of $2.1 million compared to a income tax benefit of $0.1 million for Year to Date 2014.  The income tax benefit primarily relates to the increase in tip credits for the period and the operational results for the period.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company, entered into a $155.0 million Senior Secured Credit Facility with Citizens Bank, N.A. ("Citizens") (the “June 2015 Senior Secured Credit Facility”). The June 2015 Senior Secured Credit Facility consists of a $120.0 million Term Loan (the "June 2015 Term Loan"), a $30.0 million development line of credit (the "June 2015 DLOC"), and a $5.0 million revolving line of credit (the " June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance the acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin, no amount was outstanding as of June 28, 2015.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 28, 2015. In connection with the closure of three locations discussed in Note 3, the Company will violate one of its non-financial loan covenants during the third quarter of 2015. We are currently in discussions with our primary lender to modify our debt agreement and cure the violation. While we believe relations with our lenders are good and we expect to obtain a modification, there can be no assurance that such a modification will be obtained. In such case, we believe we have sufficient cash, cash generation capability and alternative sources of financing to fund operations in the normal course and repay our indebtness, although if all of our outstanding indebtness became currently payable it could have a material adverse effect on our business, financial conditions and results of operations.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.1 million to $1.4 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.7 million to $2.1 million (excluding potential tenant incentives).  We expect to spend approximately $250,000 to $275,000 per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $400,000.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment of less than four years. The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.

Cash flow from operations for Year to Date Quarter 2015 was $4.6 million compared with $6.8 million for Year to Date Quarter 2014. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 65.0% of our planned capital expenditures in 2015. For 2015, we estimate capital expenditures to be between $35.0 million and $40.0 million. We plan to use the capital as follows: 40.0% for new restaurant openings, 25.0% for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining 35.0% for restaurant remodels, upgrades, relocations and other general corporate purposes.

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

Mandatory Upgrades

In fiscal year 2015, we will complete seven mandatory remodels of existing DRH-owned BWW restaurants. Two of the seven remodels have been complete, two others are near completion, and the remaining three will complete by the end of fiscal year 2015. All upgrades have been and will be funded with cash from operations

Discretionary Upgrades and Relocations

In fiscal year 2015, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements will primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal 2015, we will also complete three discretionary remodels. In First Quarter 2015, we relocated one DRH-owned BWW location in lieu of a remodel. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations and discretionary remodels. are funded by a combination of cash from operations and borrowing from our credit facility.

Contractual Obligations

The following table presents a summary of our contractual obligations as of June 28, 2015:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$65,319,718	$10,959,937	$21,919,875	$32,439,906	$—
Operating lease obligations	74,410,661	8,069,429	15,555,427	13,918,691	36,867,114
Commitments for restaurants under development [2]	41,178,249	13,860,198	9,788,708	5,578,049	11,951,294
	$180,908,628	$32,889,564	$47,264,010	$51,936,646	$48,818,408

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 32 BWW restaurants within its designated "development territory” by March 1, 2017. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of June 28, 2015, 24 of the required 32 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 70 BWW by the end of 2017, exclusive of potential acquisitions of additional BWW restaurants.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Debt Securities

We were exposed to market risk related to our debt securities. To manage our exposure, we invested our excess cash in highly liquid short-term investments with maturities of less than one year. The investments were not held for trading or other speculative purposes. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined that investing in a highly liquid market money account was better fit for our liquidity needs. As of June 28, 2015, the outstanding investments had matured and investments redeemed. See Notes 1, 2, and 13 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

As of June 28, 2015, DRH had $65.3 million of variable-rate debt with a weighted average interest rate of 2.7%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $0.7 million fluctuation in pretax income. See Notes 1, 6 and 13 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the three-month periods ended June 28, 2015 and June 29, 2014 chicken wings accounted for approximately 29.5% and 28.1% of cost of sales, with an average price per pound of $1.77 and $1.40, respectively. For the six-month periods ended June 28, 2015 and June 29, 2014 chicken wings accounted for approximately 30.5% and 28.4% of cost of sales, with an average price per pound of $1.83 and $1.36, respectively.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of June 28, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 28, 2015.

(b) Changes in internal control over financial reporting.

Remedial Measures

As reported in our Form 10-K for the year ended December 28, 2014 we did not maintain effective internal control over financial reporting as of December 28, 2014.   Our management determined that our internal control related to financial reporting was not effective to ensure the effective design of internal control and that an effective evaluation and review of complex accounting matters had occurred prior to presentation to our external auditors.  We are in the process of remediating the identified deficiency in internal control over financial reporting. However, we have not completed all of the corrective remediation actions that we believe are necessary.

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
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently defending two collective actions alleging violations of fair labor standards acts and minimum wage laws. The first action, Tammy Wolverton et al v. Diversified Restaurant Holdings, Inc. et al, was filed on March 31, 2014, is pending in the United States District Court for the Eastern District of Michigan and makes allegations regarding employees in Michigan. The second action, Lisa Murphy & Andre D. Jordan, Jr. v. Diversified Restaurants Holdings, Inc., et al, was filed in on May 19, 2014, is pending in United States District Court for the Northern District of Illinois, and makes allegations involving employees in Illinois, Indiana and Florida.

The actions, in which the plaintiffs are represented by the same legal counsel, contain mirror allegations that tipped servers and bartenders in the Company’s restaurants were required to perform general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage. The respective courts have granted conditional certification of classes of servers and bartenders who had worked in the Company’s restaurants. The plaintiffs are seeking unpaid wages and other relief in an unspecified amount plus plaintiffs' attorneys' fees and expenses.

We believe that the Company’s wage and hour policies comply with the law and that we have meritorious defenses to the substantive claims in these matters. However, in light of the potential cost and uncertainty involved, we are currently in negotiations with the plaintiffs to settle these lawsuits. During the quarter ended June 28, 2015, the Company recorded a loss provision of approximately $1.95 million related to these lawsuits, which is recorded in other accrued liabilities on the Consolidated Balance Sheet.
Prior to June 2015, the Company had not received a specific demand from the plaintiff’s for any calculable amount of damages and an actuarial expert retained by the Company estimated potential damages of an immaterial amount. As a result, the Company could not have reasonably concluded whether any significant damages were likely or reasonably possible to result prior to June 2015. During mediation conducted in June and July of 2015, the Company first received settlement demands from the plaintiffs and a reassessment of the matter that provided the Company with information needed to reassess its overall risk exposure. Following this mediation process, the Company determined based on the damages sought, cost of defense, and cost of human capital, the Company’s best course of action was to move forward with settlement negotiations. Based upon all available information, the Company believes that a loss provision of $1.95 million will be sufficient to resolve the matter and cover related expenses. However, a final settlement has not been reached and this amount may change
Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported on April 8, 2015, our Board of Directors authorized a new program to repurchase up to $1.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the three months ended June 28, 2015, we repurchased shares of common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
March 30, 2015 through April 26, 2015	24,500	$3.99	24,500	$900,000
April 27, 2015 through May 24, 2015	—	—	—	—
May 25, 2015 though June 28, 2015	—	—	—	—
	24,500		24,500	$900,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

2.1
Asset Purchase Agreement dated May 13, 2015 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2015, and incorporated herein by this reference).

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

10.1	Credit Agreement dated June 29, 2015 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2015, and incorporated herein by this reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: August 7, 2015	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
David G. Burke
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Asset Purchase Agreement dated May 13, 2015 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2015, and incorporated herein by this reference).

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

10.1	Credit Agreement dated June 29, 2015 (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2015, and incorporated herein by this reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document