Form 10-K/A
Diversified Restaurant Holdings, Inc.
filed 2015-10-28
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates was $64.7 million based on the closing sale price of the Company’s common stock as reported on the NASDAQ stock market on June 27, 2014.

The number of shares outstanding of the registrant’s common stock as of March 6, 2015: 26,187,199 shares

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Diversified Restaurant Holdings, Inc. (“DRH” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Filing”). We are filing this Amendment to respond to SEC Comments dated August 31, 2015. In accordance with the SEC Comments, we have amended “Item 9A. Controls and Procedures” in its entirety.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of December 28, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were not effective as of December 28, 2014 due to the material weakness in the Company’s internal control over financial reporting discussed below.

Evaluation of Internal Control and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 28, 2014. Refer to page 37 of the Original Filing for management’s report. Our management team has reviewed and discussed the material weakness identified in management’s report with the Audit Committee and is in the process of developing and implementing an action plan to resolve it.

Our independent registered public accounting firm issued an audit report on our internal control over financial reporting which is included in the Original Filing.

Changes in Internal Control Over Financial Reporting.

There was a change in the Company's internal control over financial reporting during the quarter ended December 28, 2014, as discussed on page 37 of the Original Filing, that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

10.12	Second Amendment to Credit Agreement dated March 20, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 26, 2014)

10.13	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014 (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

21	Subsidiaries of Diversified Restaurant Holdings, Inc. (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

23	Consent of BDO USA, LLP (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.SCH	XBRL Taxonomy Extension Schema Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.CAL	XBRL Taxonomy Extension Calculation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.DEF	XBRL Taxonomy Extension Definition Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.LAB	XBRL Taxonomy Extension Labels Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.PRE	XBRL Taxonomy Extension Presentation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 28, 2015

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:  /s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director, Chairman of the Board, and Principal Executive Officer

By:  /s/ David G. Burke
         David G. Burke
Treasurer, Chief Financial Officer, Director,
Principal Financial Officer, and
Principal Accounting Officer

EXHIBIT INDEX

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

10.12	Second Amendment to Credit Agreement dated March 20, 2014 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 26, 2014)

10.13	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014 (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

21	Subsidiaries of Diversified Restaurant Holdings, Inc. (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

23	Consent of BDO USA, LLP (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.SCH	XBRL Taxonomy Extension Schema Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.CAL	XBRL Taxonomy Extension Calculation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.DEF	XBRL Taxonomy Extension Definition Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.LAB	XBRL Taxonomy Extension Labels Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.PRE	XBRL Taxonomy Extension Presentation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

*	Management contract or compensatory plan