Form 10-Q/A
period 2015-10-28
Diversified Restaurant Holdings, Inc.
filed 2015-10-28
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, as filed on May 8, 2015 (the “Original Filing”), solely to respond to SEC Comments dated August 31, 2015. In accordance with the SEC Comments, we have amended “Item 4. Controls and Procedures” in its entirety. The Company has also included updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32 to this Amendment No. 1, as required by Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.
Other than as described above, this Amendment does not modify or update in any way disclosures made in the Original Filing. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to the original filing date.
I. FINANCIAL INFORMATION
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
Conclusion regarding the effectiveness of disclosure controls and procedures
As of March 29, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were not effective as of March 29, 2015 due to the material weakness in the Company’s internal control over financial reporting discussed below.
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
Item     6. Exhibits

(a) Exhibits:

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.SCH	XBRL Taxonomy Extension Schema Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.CAL	XBRL Taxonomy Extension Calculation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.DEF	XBRL Taxonomy Extension Definition Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.LAB	XBRL Taxonomy Extension Label Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.PRE	XBRL Taxonomy Extension Presentation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.SCH	XBRL Taxonomy Extension Schema Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.CAL	XBRL Taxonomy Extension Calculation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.DEF	XBRL Taxonomy Extension Definition Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.LAB	XBRL Taxonomy Extension Label Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)

101.PRE	XBRL Taxonomy Extension Presentation Document (filed as an exhibit to the Original Filing, and incorporated herein by this reference)