Form 10-Q/A
period 2015-10-28
Diversified Restaurant Holdings, Inc.
filed 2015-10-28
CIK 1394156

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

We are filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, as filed on August 7, 2015 (the “Original Filing”), solely to respond to SEC Comments dated August 31, 2015. In accordance with the SEC Comments, we have amended “Item 4. Controls and Procedures” in its entirety. The Company has also included updated certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32 to this Amendment No. 1, as required by Rule 12b-15 promulgated pursuant to the Securities and Exchange Act of 1934, as amended.
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
Conclusion regarding the effectiveness of disclosure controls and procedures
As of June 28, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were not effective as of June 28, 2015 due to the material weakness in the Company’s internal control over financial reporting discussed below.
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