Form 10-Q
period 2015-09-27
Diversified Restaurant Holdings, Inc.
filed 2015-11-06
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,287,017 shares of $.0001 par value common stock outstanding as of November 4, 2015.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 27,	December 28,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$15,163,324	$18,688,281
Investments	—	2,917,232
Accounts receivable	641,775	1,417,510
Inventory	1,953,823	1,335,774
Prepaid assets	1,646,780	397,715
Deferred income taxes	198,093	—
Total current assets	19,603,795	24,756,512

Deferred income taxes	7,000,933	2,960,640
Property and equipment, net	89,105,047	71,508,950
Intangible assets, net	4,141,146	2,916,498
Goodwill	50,097,081	10,998,630
Other long-term assets	1,152,387	305,804
Total assets	$171,100,389	$113,447,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,650,649	$7,043,143
Accrued compensation	2,016,713	2,786,830
Other accrued liabilities	2,397,203	1,357,510
Current portion of deferred rent	394,382	377,812
Current portion of long-term debt	10,000,000	8,155,903
Total current liabilities	22,458,947	19,721,198

Deferred rent, less current portion	3,218,240	3,051,445
Unfavorable operating leases	696,764	693,497
Other long-term liabilities	5,360,356	3,212,376
Long-term debt, less current portion	113,855,195	53,612,496
Total liabilities	145,589,502	80,291,012

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,297,144 and 26,149,824, issued and outstanding, respectively.	2,584	2,582
Additional paid-in capital	35,988,801	35,668,001
Accumulated other comprehensive loss	(1,503,857)	(175,156)
Accumulated deficit	(8,976,641)	(2,339,405)
Total stockholders' equity	25,510,887	33,156,022

Total liabilities and stockholders' equity	$171,100,389	$113,447,034
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue	$47,077,816	$32,782,092	$123,389,986	$93,264,727

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	13,505,404	9,456,106	35,514,577	26,784,277
Compensation costs	13,035,995	8,405,116	32,944,958	24,170,212
Occupancy costs	3,529,935	1,873,693	8,334,752	5,052,643
Other operating costs	10,480,932	7,220,083	26,252,961	19,627,639
General and administrative expenses	4,027,338	2,133,564	12,199,188	6,345,810
Pre-opening costs	653,789	609,664	2,323,679	2,063,800
Depreciation and amortization	4,452,436	2,865,794	10,860,459	7,612,125
Impairment and loss on asset disposals	532,124	33,013	3,000,591	353,333
Total operating expenses	50,217,953	32,597,033	131,431,165	92,009,839

Operating income (loss)	(3,140,137)	185,059	(8,041,179)	1,254,888

Interest expense	(1,842,640)	(483,057)	(2,833,898)	(1,436,092)
Other income, net	34,475	67,789	778,736	86,426

Loss before income taxes	(4,948,302)	(230,209)	(10,096,341)	(94,778)

Income tax benefit	(1,366,767)	(48,100)	(3,459,105)	(180,030)

Net income (loss)	$(3,581,535)	$(182,109)	$(6,637,236)	$85,252

Basic earnings per share	$(0.14)	$(0.01)	$(0.25)	$0.00
Fully diluted earnings per share	$(0.14)	$(0.01)	$(0.25)	$0.00

Weighted average number of common shares outstanding
Basic	26,251,621	26,107,627	26,184,219	26,074,797
Diluted	26,251,621	26,107,627	26,184,219	26,174,593

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Net income (loss)	$(3,581,535)	$(182,109)	$(6,637,236)	$85,252

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $576,729, $(43,284), $686,442 and $(26,191) respectively	(1,119,532)	84,021	(1,332,505)	50,841
Unrealized changes in fair value of investments, net of tax of $0, $2,232, $(1,958) and $(6,969), respectively	—	(4,333)	3,804	13,526
Total other comprehensive income (loss)	(1,119,532)	79,688	(1,328,701)	64,367

Comprehensive income (loss)	$(4,701,067)	$(102,421)	$(7,965,937)	$149,619

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Issuance of restricted shares	91,966	—	—	—	—	—

Forfeitures of restricted shares	(2,068)	—	—	—	—	—

Employee stock purchase plan	8,523	2	41,831	—	—	41,833

Share-based compensation	—	—	237,079	—	—	237,079

Other comprehensive loss	—	—	—	64,367	—	64,367

Net income	—	—	—	—	85,252	85,252

Balances - September 28, 2014	26,147,999	$2,582	$35,554,165	$(180,997)	$(985,656)	$34,390,094

Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Issuance of restricted shares	130,752	—		—	—	—

Forfeitures of restricted shares	(5,432)	—	—	—	—	—

Employee stock purchase plan	16,500	1	58,231	—	—	58,232

Share-based compensation	—	—	285,823	—	—	285,823

Stock repurchase	(24,500)	(2)	(98,250)	—	—	(98,252)

Stock options exercised	30,000	3	74,996	—	—	74,999

Other comprehensive loss	—	—	—	(1,328,701)	—	(1,328,701)

Net loss	—	—	—	—	(6,637,236)	(6,637,236)

Balances - September 27, 2015	26,297,144	$2,584	$35,988,801	$(1,503,857)	$(8,976,641)	$25,510,887

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities
Net income (loss)	$(6,637,236)	$85,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,860,459	7,641,090
Amortization of debt discount and loan fees	60,574	—
Realized loss on investments	—	33,406
Amortization of gain on sale-leaseback	(272,454)	—
Impairment and loss on asset disposals	3,000,591	353,333
Share-based compensation	285,823	237,079
Deferred income taxes	(3,553,903)	(223,928)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	775,735	1,017,606
Inventory	(226,568)	(110,794)
Prepaid expense	(1,249,065)	125,563
Intangible assets	(239,621)	(210,937)
Other long-term assets	(846,583)	(77,832)
Accounts payable	2,992,491	1,292,321
Accrued liabilities	641,756	(107,580)
Deferred rent	183,365	(356,943)
Net cash provided by operating activities	5,775,364	9,697,636

Cash flows from investing activities
Purchases of investments	—	(7,469,555)
Proceeds from sale of investments	2,952,302	11,106,241
Purchases of property and equipment	(19,776,752)	(23,685,771)
Acquisition of business, net of cash acquired	(54,041,489)	(3,202,750)
Net cash used in investing activities	(70,865,939)	(23,251,835)

Cash flows from financing activities
Proceeds from issuance of long-term debt	67,753,463	16,448,332
Repayments of long-term debt	(5,666,667)	(5,865,644)
Payment of loan fees	(556,157)	(118,739)
Proceeds from employee stock purchase plan	58,232	41,833
Repurchase of stock	(98,252)	—
Stock options exercised	74,999	—
Net cash provided by financing activities	61,565,618	10,505,782

Net decrease in cash and cash equivalents	(3,524,957)	(3,048,417)

Cash and cash equivalents, beginning of period	18,688,281	9,562,473

Cash and cash equivalents, end of period	$15,163,324	$6,514,056

         The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:   Buffalo Wild Wings® Grill & Bar (“BWW”) and Bagger Dave’s Burger Tavern® (“Bagger Dave’s”).  As the largest franchisee of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 27, 2015, we had 85 locations in Florida, Illinois, Indiana, Michigan and Missouri.

DRH is the largest BWW franchisee. As of November 6, 2015, DRH operates 62 DRH-owned BWW restaurants (20 in Michigan, 15 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW restaurant, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 80 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  As of November 6, 2015, there are 25 Bagger Dave’s, 17 in Michigan and eight in Indiana.

Basis of Presentation

The consolidated financial statements as of September 27, 2015 and December 28, 2014, and for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014, have been prepared by DRH and its wholly-owned subsidiaries (collectively, the "Company") pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The financial information as of September 27, 2015 and for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 28, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, which is included in Item 8 in the Fiscal 2014 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month and nine-month period ended September 27, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2015.

Segment Reporting

The Company has two operating segments, BWW and Bagger Dave’s. The brands operate within the ultra-casual, full-service dining industry, providing similar products to similar customers. The brands also possess similar economic characteristics, resulting in similar long-term expected financial performance. Sales from external customers are derived principally from food and beverage sales. We do not rely on any major customers as a source of sales. We believe we meet the criteria for aggregating our operating segments into a single reporting segment.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At September 27, 2015 and December 28, 2014, we had goodwill of $50.1 million and $11.0 million, respectively that was assigned to our BWW operating segment. See Note 2 for additional information.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 28, 2014, based on our quantitative analysis, goodwill was considered recoverable. At September 27, 2015, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. In June 2015, DRH management had determined three Bagger Dave's locations were underperforming and it was best to reallocate valuable resources to higher performing locations. In late July 2015, the Board of Directors approved the closure of these three Bagger Dave's locations. The restaurants closed on August 7, 2015. As a result, the Company recorded an impairment loss of $1.8 million in Second Quarter 2015. Additionally, at the date we ceased using the properties, we recorded a liability of $182,567 for the net present value of any remaining lease obligations, net of estimated sublease income. Refer to Note 4 for additional details. For the year ended December 28, 2014 no impairment losses were recognized. We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improvement of operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. The Company’s interest rate swap agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest rate swaps on the Consolidated Balance Sheet in other long-term assets or other long-term liabilities depending on the fair value of the swaps. See Note 7 and Note 14 for additional information on the interest rate swap agreements.

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

Florida - June 30, 2014

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

St. Louis - June 29, 2015

On June 29, 2015, the Company, completed the acquisition of substantially all of the assets of A Sure Wing, LLC, a Missouri limited liability company (“ASW”). The assets acquired consist primarily of 18 existing BWW restaurants, 15 in Missouri and three in Illinois. As consideration for the acquisition of the assets, the Company paid $54.0 million in cash at closing, subject to adjustment for cash on hand, inventory and certain prorated items. Seller reimbursed the Company for one-half of all fees imposed by BWLD under its franchise agreements for the transfer of these restaurants. The acquisition provides DRH greater geographic diversity to the Company’s restaurant portfolio.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed:

Working capital	$413,232
Fixed assets	13,993,000
Intangible assets	505,000
Favorable lease	112,344
Unfavorable lease	(58,797)
Goodwill	39,098,451
Net Cash paid for acquisition	$54,063,230

The excess of the purchase price over the aggregate fair value of assets acquired is allocated to goodwill. Goodwill will be deductible for tax purposes. The results of operations of these locations are included in our Consolidated Statements of Operations from the date of acquisition.

The following table summarizes the unaudited pro forma financial information as if the acquisition had occurred at the beginning of the period presented:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue	$47,077,816	$42,978,743	$144,385,934	$122,876,283
Net income (loss)	(3,581,535)	418,230	(5,695,267)	1,433,179
Basic earnings (loss) per share	(0.14)	0.02	(0.22)	0.05
Diluted earnings (loss) per share	(0.14)	0.02	(0.22)	0.05

The results of operations from the acquisition are included in the Company's results beginning June 29, 2015. The actual amounts of revenue and net income are included in the accompanying Consolidated Statement of Operations for the period of June 29, 2015 to September 27, 2015 is $10.2 million and $645,608, respectively.

3.           INVESTMENTS

Investments consist of available-for-sale securities that are carried at fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Based on the call date of the investments, all securities have maturities of one year or less. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined investing in a highly liquid money market account was a better fit for the Company's liquidity needs. As of September 27, 2015, the outstanding investments as of December 28, 2014 had fully matured and have been redeemed.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 28, 2014, $2.9 million of investments were in a loss position with a cumulative unrealized loss of $5,763. The Company may have incurred future impairment charges if decline in market values continued and/or worsened and the impairments would no longer be considered temporary. All investments with unrealized losses had been in such position for less than 12 months.

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss, as of December 28, 2014, was as follows:

December 28, 2014
Unrealized gains	$—
Unrealized loss	(5,763)
Net unrealized loss	(5,763)
Deferred federal income tax benefit	1,959
Net unrealized loss on investments, net of deferred income tax	$(3,804)

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 27, 2015	December 28, 2014
Land	$37,500	$3,087,514
Building	2,339,219	2,339,219
Equipment	35,590,640	29,251,119
Furniture and fixtures	8,773,814	7,458,292
Leasehold improvements	74,779,976	56,971,815
Restaurant construction in progress	5,631,811	4,731,045
Total	127,152,960	103,839,004
Less accumulated depreciation	(38,047,913)	(32,330,054)
Property and equipment, net	$89,105,047	$71,508,950

On October 6, 2014, the Company entered into a sale leaseback agreement for $24.6 million with a third-party Real Estate Investment Trust. The arrangement includes the sale of 12 properties, six Bagger Dave’s locations and six BWW locations. In June 2015 and August 2015, we closed on two of the 12 properties, with total proceeds of $5.6 million. We closed on the remaining ten properties in 2014. In connection with the closing of the sale leaseback transaction in June 2015 and August 2015, the Company recorded losses of approximately $0.2 million and $0.2 million, respectively, which is included in impairment and loss on asset disposals on the Consolidated Statements of Operations. For additional details, refer to Form 10-K filed on March 13, 2015.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 27, 2015	December 28, 2014
Amortized intangibles:
Franchise fees	$1,270,642	$647,363
Trademark	66,826	64,934
Non-compete agreement	76,560	76,560
Favorable lease	351,344	239,000
Loan fees	652,417	130,377
Total	2,417,789	1,158,234
Less accumulated amortization	(478,745)	(377,839)
Amortized intangibles, net	1,939,044	780,395

Unamortized intangibles:
Liquor licenses	2,202,102	2,136,103
Total intangibles, net	$4,141,146	$2,916,498

Amortization expense for the three-month periods ended September 27, 2015 and September 28, 2014 and nine-month periods ended September 27, 2015 and September 28, 2014 was $29,316, $15,935, $72,380, and $45,144, respectively. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 11.7 years.

6.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended September 27, 2015 and September 28, 2014 and nine-month periods ended September 27, 2015 and September 28, 2014, were $168,225, $131,050, $453,445 and $378,988, respectively.

See Note 10 for related party operating lease transactions.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 27, 2015	December 28, 2014
Note payable - $120.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $833,333 plus accrued interest through maturity in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at September 27, 2015 was approximately 3.7%.	$118,333,333	$—

Note payable - $30.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. Once fully drawn, payments will be due monthly; the note matures June 2020.	$5,865,253	—

Note payable - $56.0 million term loan; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $666,667 plus accrued interest through maturity in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. Repaid in conjunction with the $120.0 million term loan.	—	56,000,000

Note payable - $20.0 million development line of credit; payable to RBS with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in December 2019. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. Repaid in conjunction with the $30.0 million development line of credit.	—	5,768,399

Unamortized discount	(343,391)	—

Total debt	123,855,195	61,768,399

Less current portion	(10,000,000)	(8,155,903)

Long-term debt, net of current portion	$113,855,195	$53,612,496

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with Citizens (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consisted of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with RBS and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and RBS.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan was for a period of 5 years.  Payments of principal were based upon an 84-month straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan was LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan was due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC was for a term of two years and was convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments were due based on a 84-month straight-line amortization schedule, plus interest, through maturity on December 16, 2014. The December 2014 RLOC was for a term of two years. The December 2014 Senior Secured Credit Facility was refinanced in June 2015.

In conjunction with the June 29, 2015 acquisition, the Company, entered into a $155.0 million Senior Secured Credit Facility (the “June 2015 Senior Secured Credit Facility”) with Citizens as administrative agent for the Lenders party thereto. The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan ("June 2015 Term Loan"), a $30.0 million development line of credit ("June 2015 DLOC"), and a $5.0 million revolving line of credit ("June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2015 Term Loan to finance the acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility.

The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the June 2015 Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan is due and payable on June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest at LIBOR plus an applicable margin, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin. As of September 27, 2015 no amounts were outstanding. Fees related to term debt and paid directly to lenders are recorded as debt discount. Debt discount totaled $343,391, net of accumulated amortization at September 27, 2015. Debt issuance costs represents legal, consulting, and financial costs associated with debt financing, which totaled approximately $652,416 at September 27, 2015. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three month periods ended September 27, 2015 and September 28, 2014 and nine month periods ended September 27, 2015 and September 28, 2014, interest expense pertaining to debt was $1.8 million, $483,057, and $2.8 million and $1.4 million, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. In connection with the closure of three locations discussed in Note 4, during the Third Quarter the Company violated one of its non-financial loan covenants related to the number of allowable restaurant closures. In the Third Quarter our primary lender modified our covenants within our debt agreement to allow for the closure of specified locations and one time transaction fees associated with the St. Louis acquisition and the wage-claim settlement, discussed in Note 11. As of September 27, 2015 the Company was in compliance with the loan covenants.

At September 27, 2015, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. The swap agreements have a combined notional amount of $102.8 million at September 27, 2015. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. The April 2012 swap has a rate of 1.4% (notional amount of $8.2 million) and expires April 2019, the October 2012 swap has a rate of 0.9% (notional amount of $3.4 million) and expires October 2017, the July 2013 swap has a rate of 1.4% (notional amount of $9.0 million) and expires April 2018, the May 2014 swap has a rate of 1.54% (notional amount of $12.0 million) and expires April 2018, the January 2015 swap has a rate of 1.82% (notional amount of $20.5 million) and expires December 2019, and the August 2015 forward swap has a rate of 2.28% (notional amount of $49.7 million) and expires June 2020. The fair value of these swap agreements was a liability of $2.3 million and $259,626 at September 27, 2015 and December 28, 2014, respectively. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

8.            STOCKHOLDER'S EQUITY

Restricted stock awards

In 2015 and 2014, restricted shares were granted to certain team members and board members at a weighted-average fair value of $3.56 and $4.82.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over three years, one year period or upon the three years anniversary of the granted shares, the vesting terms are determined by the Compensation Committee of the Board of Directors.  Unrecognized stock-based compensation expense of $702,656 at September 27, 2015 will be recognized over the remaining weighted-average vesting period of 2.0 years. The total fair value of shares vested during the nine-months ended September 27, 2015 and September 28, 2014 was $189,358 and $193,593, respectively.  Under the 2011 Stock Incentive Plan, there are 371,483 shares available for future awards at September 27, 2015.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted shares transactions during the nine-months ended September 27, 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	130,752
Vested	(41,979)
Expired/Forfeited	(5,432)
Unvested, September 27, 2015	248,208

The following table presents the restricted shares transactions during the nine-months ended September 28, 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	91,966
Vested	(41,031)
Expired/Forfeited	(2,068)
Unvested, September 28, 2014	165,534

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share The intrinsic value of options exercised is $6,300. At September 27, 2015, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $59,400 and $476,700 as of September 27, 2015 and September 28, 2014, respectively.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods and each offering period coincides with the fiscal quarter. Shares are purchased on the last day of the offering period. During the nine months ended September 27, 2015 and September 28, 2014, we issued 16,500 and 8,523 shares, respectively. Under the ESPP, there are 217,712 shares available for future purchase at September 27, 2015.

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

Stock-Based Compensation

Stock-based compensation of $123,260 and $84,074 was recognized during the three-months ended September 27, 2015 and September 28, 2014, respectively, and $285,823 and $237,079 for nine-months ended September 27, 2015 and September 28, 2014, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 27, 2015.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The effective income tax rate for the three months and nine months ended September 27, 2015 was 27.6% and 34.3%, respectively, and was 20.9% and 190.0% for the three months and nine months ended September 28, 2014, respectively. The change in the effective income tax rate for the three and nine months ended September 27, 2015 as compared to the three and nine months ended September 28, 2014 is primarily attributable to a decrease in earnings before income taxes.

10.           OPERATING LEASES (INCLUDING RELATED PARTY)

Lease terms range from five to 24 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.7 million, $1.4 million, $6.5 million and $3.8 million for the three month periods ended September 27, 2015 and September 28, 2014 and nine-month periods ended September 27, 2015 and September 28, 2014, respectively (of which $0, $34,299, $0, and $130,961 respectively, were paid to a related party).

Scheduled future minimum lease payments (excluding commitments for restaurants under construction) for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at September 27, 2015 are summarized as follows:

Year	Amount
Remainder of 2015	$2,692,811
2016	10,927,359
2017	10,859,434
2018	10,438,499
2019	9,598,015
Thereafter	53,232,779
Total	$97,748,897

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 42 restaurants by April 1, 2021.  Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory.  As of September 27, 2015 we have opened 26 of the 42 restaurants required by the ADA.  We remain on track to fulfill our obligation under the ADA, and with the remaining sixteen restaurants, we expect the Company will operate 80 BWW restaurants by 2020, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally plus an additional 0.25% or 0.5% of net sales for certain metropolitan cities) for the term of the individual franchise agreements.  The Company incurred royalty fees of $2.1 million, $1.4 million, $5.1 million and $3.9 million for the three month periods ended September 27, 2015 and September 28, 2014 and nine month periods ended September 27, 2015 and September 28, 2014, respectively.  Advertising fund contribution expenses were $1.3 million, $0.8 million, $3.3 million and $2.3 million for the three month periods ended September 27, 2015 and September 28, 2014 and nine month periods ended September 27, 2015 and September 28, 2014, respectively.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

design model that BWLD has approved.  The modernization costs for a restaurant can range from approximately $50,000 to approximately $1.3 million depending on an individual restaurant's needs.

In October 2015, the Company settled the two collective actions alleging violations of fair labor standards acts and minimum wage laws. The first action, Tammy Wolverton et al v. Diversified Restaurant Holdings, Inc. et al, was filed on March 31, 2014, in the United States District Court for the Eastern District of Michigan and made allegations regarding employees in Michigan. The second action, Lisa Murphy & Andre D. Jordan, Jr. v. Diversified Restaurants Holdings, Inc., et al, was filed in on May 19, 2014, in United States District Court for the Northern District of Illinois, and made allegations involving employees in Illinois, Indiana and Florida.

The actions, in which the plaintiffs were represented by the same legal counsel, contain mirror allegations that tipped servers and bartenders in the Company’s restaurants were required to perform general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage.

We believe that the Company’s wage and hour policies comply with the law and that we had meritorious defenses to the substantive claims in these matters. However, in light of the potential cost and uncertainty involved, we settled with the plaintiffs for $1.8 million plus payroll taxes. During the quarter ended June 28, 2015, the Company recorded a loss provision of approximately $1.9 million related to these lawsuits, which is recorded in accounts payable on the Consolidated Balance Sheet.
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

12.          EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three month and nine month periods ended September 27, 2015 and September 28, 2014:

	Three months ended
	September 27, 2015	September 28, 2014
Net loss available to common stockholders	$(3,581,535)	$(182,109)

Weighted-average shares outstanding	26,251,621	26,107,627
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,251,621	26,107,627

Earnings per share	$(0.14)	$(0.01)
Earnings per share - assuming dilution	$(0.14)	$(0.01)

	Nine months ended
	September 27, 2015	September 28, 2014
Net income (loss) available to common stockholders	$(6,637,236)	$85,252

Weighted-average shares outstanding	26,184,219	26,074,797
Effect of dilutive securities	—	99,796
Weighted-average shares outstanding - assuming dilution	26,184,219	26,174,593

Earnings per share	$(0.25)	$0.00
Earnings per share - assuming dilution	$(0.25)	$0.00

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $0.9 million, $0.4 million, $1.9 million and $1.3 million during the three month periods ended September 27, 2015 and September 28, 2014 and nine month periods ended September 27, 2015 and September 28, 2014, respectively.

Cash paid for income taxes was $0, $22,000, $94,290 and $22,000 during the three month periods ended September 27, 2015 and September 28, 2014 and nine month periods ended September 27, 2015 and September 28, 2014, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid during the nine months ended September 27, 2015 and September 28, 2014, was $0.7 million and $1.4 million, respectively.

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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

●	Level 1	Quoted market prices in active markets for identical assets and liabilities;

●	Level 2	Inputs, other than level 1 inputs, either directly or indirectly observable; and

●	Level 3	Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.

As of September 27, 2015 and December 28, 2014, respectively, our financial instruments consisted of cash and cash equivalents; including money market funds, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of September 27, 2015 and December 28, 2014, our total debt was approximately $123.9 million and $61.8 million, respectively, which approximated fair value. The Company estimates the fair value of its variable-rate debt using discounted cash flow analysis based on the Company’s incremental borrowing rate (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months ended September 27, 2015 and the fiscal year ended December 28, 2014.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 27, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$7,518,833	$—	$—	$7,518,833
Interest rate swaps	—	(2,278,574)	—	(2,278,574)
Total	$7,518,833	$(2,278,574)	$—	$5,240,259

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

15.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive loss for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014:

	Three Months Ended September 27, 2015			Three Months Ended September 28, 2014
	Interest Rate Swap	Investments	Total	Interest Rate Swap	Investments	Total
Beginning balance	$(384,325)	$—	$(384,325)	$(249,368)	$(11,317)	$(260,685)

Gain(loss) recorded to other comprehensive income	(1,696,261)	—	(1,696,261)	127,305	(6,565)	120,740
Tax benefit (expense)	576,729	—	576,729	(43,284)	2,232	(41,052)
Other comprehensive income (loss)	(1,119,532)	—	(1,119,532)	84,021	(4,333)	79,688

Accumulated OCL	$(1,503,857)	$—	$(1,503,857)	$(165,347)	$(15,650)	$(180,997)

	Nine Months Ended September 27, 2015			Nine Months Ended September 28, 2014
	Interest Rate Swap	Investments	Total	Interest Rate Swap	Investments	Total
Beginning balance	$(171,352)	$(3,804)	$(175,156)	$(216,188)	$(29,176)	$(245,364)

Gain(loss) recorded to other comprehensive income	(2,018,947)	5,762	(2,013,185)	77,032	20,495	97,527
Tax benefit (expense)	686,442	(1,958)	684,484	(26,191)	(6,969)	(33,160)
Other comprehensive income (loss)	(1,332,505)	3,804	(1,328,701)	50,841	13,526	64,367

Accumulated OCL	$(1,503,857)	$—	$(1,503,857)	$(165,347)	$(15,650)	$(180,997)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 28, 2014. Information included in this discussion and analysis includes commentary on company-owned restaurant, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar (“BWW”) and Bagger Dave’s Tavern® (“Bagger Dave’s”) concepts and the overall health of the concepts. However, same store sales information does not represent sales, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:   BWW and Bagger Dave’s.  As the largest franchisee of BWW and the creator, developer, and operator of Bagger Dave’s and, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 27, 2015, we had 85 locations in Florida, Illinois, Indiana, Michigan and Missouri.

DRH is the largest BWW franchisee. As of November 6, 2015, DRH operates 62 DRH-owned BWW restaurants (20 in Michigan, 15 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW restaurant, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 80 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  As of November 6, 2015, there are 25 Bagger Dave’s, 17 in Michigan and eight in Indiana. In the year ahead, we plan to focus our resources primarily on growing our BWW portfolio, which represents the overwhelming majority of both our revenue and adjusted EBITDA.  Accordingly, we will not commit to any further development of Bagger Dave’s beyond the two restaurants currently under construction.  We currently have two additional Bagger Dave’s under development, one of which will open in November of 2015 and the other in the First Quarter 2016.

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

RESULTS OF OPERATIONS

For the three-month period ended September 27, 2015 ("Third Quarter 2015") and nine-month period ended September 27, 2015 ("Year to Date 2015"), revenue was generated from the operations of 62 BWW restaurants and 23 Bagger Dave’s restaurants. For the three-month period ended September 28, 2014 ("Third Quarter 2014") and the nine-month period ended September 28, 2014 ("Year to Date 2014"), revenue was generated from the operations of 40 BWW restaurants and 21 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant's comparable sales in the first full month following the 18th month of operations for BWW and the 24th month for Bagger Dave's. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 68 and 46 restaurants at September 27, 2015 and September 28, 2014, respectively.

Results of Operations for the Three Months Ended September 27, 2015 and September 28, 2014

	Three Months Ended
	September 27, 2015	September 28, 2014
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.7%	28.8%
Compensation costs	27.7%	25.6%
Occupancy costs	7.5%	5.7%
Other operating costs	22.3%	22.0%
General and administrative expenses	8.6%	6.5%
Pre-opening costs	1.4%	1.9%
Depreciation and amortization	9.5%	8.7%
Impairment and loss on asset disposals	1.1%	0.1%
Total operating expenses	106.8%	99.3%

Operating income (loss)	(6.8)%	0.7%

Revenue for Third Quarter 2015 was $47.1 million, an increase of $14.3 million, or 43.6%, over the $32.8 million of revenue generated during Third Quarter 2014. The increase was attributable to increased same store sales, acquisition of 18 BWW locations, and the opening of 10 DRH-owned restaurants (four BWW restaurants and six Bagger Dave’s, one opened the last week of Third Quarter 2014). Of the increase, $0.5 million was attributable to the 1.3% same store sales increase of 57 BWW and 11 Bagger Dave’s restaurants. $10.2 million was attributable to the acquisition of 18 BWW restaurants on June 29, 2015. The remaining increase of $3.6 million was a result of restaurants operating outside our comparable sales base, including 12 Bagger Dave’s and five BWW restaurants. The Company's 1.3% increase in same store sales is a result of an increase of 1.5% same store sales for BWW and decrease of 1.5% for Bagger Dave's.

Food, beverage, and packaging costs increased by $4.0 million, or 42.8%, to $13.5 million in Third Quarter 2015 from $9.5 million in Third Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.7% in Third Quarter 2015 from 28.8% in Third Quarter 2014 primarily due to the increase of menu prices, partially offset by higher chicken wing prices and increased food costs driven by our new menu rollout at Bagger Dave’s. Average cost per pound for bone-in chicken wings was $1.78 in Third Quarter 2015 compared to $1.50 in Third Quarter 2014.

Compensation costs increased by $4.6 million, or 55.1%, to $13.0 million in Third Quarter 2015 from $8.4 million in Third Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015.  Compensation costs as a percentage of sales increased to 27.7% in Third Quarter 2015 from 25.6% in Third Quarter 2014 primarily driven by increased labor to properly execute an extensive menu change at Bagger Dave's. The Company 's investment in hourly labor related to new menu training and execution was approximately 0.8% of sales, the remaining variance from the prior year was driven by wage pressures and minimum staffing standards implemented in the Fourth Quarter 2014 for Bagger Dave's to ensure guest satisfaction.

Occupancy costs increased by $1.7 million, or 88.4%, to $3.5 million in Third Quarter 2015 from $1.9 million in Third Quarter 2014.  This increase is primarily due to the increased number of restaurants operating in 2015. Occupancy as a percentage of sales increased to 7.5% in Third Quarter 2015 from 5.7% in Third Quarter 2014, primarily due to the sale leaseback transaction executed in late 2014 and the cost associated with of the early lease termination for the three Bagger Dave's locations closed in the Third Quarter 2015. These non-recurring expenses amounted to approximately 1.0% of sales. The remaining variance stems from the acquisition of 18 BWW locations with higher occupancy costs as a percentage of sales than our prior average.

Other operating costs increased by $3.3 million, or 45.2%, to $10.5 million in Third Quarter 2015 from $7.2 million in Third Quarter 2014.  The increase was primarily due to an increased number of restaurants operating in 2015. Other operating costs as a percentage of sales increased to 22.3% in Third Quarter 2015 from 22.0% in Third Quarter 2014, primarily due to expenses associated with the acquisition of the 18 restaurants on June 29, 2015.

General and administrative expenses increased by $1.9 million, or 88.8%, to $4.0 million in Third Quarter 2015 from $2.1 million in Third Quarter 2014.  The increase was related to several non-reoccurring expenses including the acquisition of 18 BWW restaurants, execution of the final sale leaseback, and transitioning our accounting duties in house rather than using a third party firm. General and administrative expenses as a percentage of sales increased to 8.6% in Third Quarter 2015 from 6.5% in Third Quarter 2014. These non-recurring investments amounted to approximately 1.8% of sales.

Pre-opening costs increased by $0.1 million, or 7.2%, to $0.7 million in Third Quarter 2015 from $0.6 million in Third Quarter 2014. Pre-opening costs as a percentage of sales decreased to 1.4% in Third Quarter 2015 from 1.9% in Third Quarter 2014.

Depreciation and amortization increased by $1.6 million, or 55.4%, to $4.5 million in Third Quarter 2015 from $2.9 million in Third Quarter 2014.  This increase was primarily due to an increased number of restaurants operating in 2015.  Depreciation and amortization as a percentage of sales increased to 9.5% in Third Quarter 2015 from 8.7% in Third Quarter 2014.

Loss on asset disposals increased by $0.5 million, or 1,511.9%, to $0.5 million in Third Quarter 2015 from $33,013 in Third Quarter 2014. The $0.5 million was the result of a $0.2 million loss on our most recent sale leaseback and the remaining $0.3 million was a direct result of remodels and refreshes of existing restaurants. Loss on asset disposals as a percentage of sales increased to 1.1% in Third Quarter 2015 from 0.1% in Third Quarter 2014.

Results of Operations for the Nine Months Ended September 27, 2015 and September 28, 2014

	Nine Months Ended
	September 27, 2015	September 28, 2014
Total revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs:
Food, beverage, and packaging costs	28.8%	28.7%
Compensation costs	26.7%	25.9%
Occupancy costs	6.8%	5.4%
Other operating costs	21.3%	21.0%
General and administrative expenses	9.9%	6.8%
Pre-opening costs	1.9%	2.2%
Depreciation and amortization	8.8%	8.2%
Impairment and loss on asset disposals	2.4%	0.4%
Total operating expenses	106.6%	98.6%

Operating income (loss)	(6.6)%	1.4%

Revenue for Year to Date 2015 was $123.4 million, an increase of $30.1 million or 32.3% over the $93.3 million of revenue generated during Year to Date 2014. The increase was attributable to increased same store sales, acquisition of 21 BWW locations (three in the Third Quarter 2014 and 18 in the Third Quarter 2015), and the opening of 10 DRH-owned restaurants (four BWW restaurants and six Bagger Dave’s). Of the increase, $3.9 million was attributable to the 4.1% same store sales increase of 57 BWW and 11 Bagger Dave’s restaurants. $3.2 million was attributable to the acquisition of three BWW restaurants on June 30, 2014. $10.2 million was attributable to the acquisition of 18 BWW restaurants on June 29, 2015. The remaining $12.8 million is a result of restaurants operating outside our comparable sales base, including 12 Bagger Dave’s and five BWW restaurants. The Company's 4.1% increase in same store sales is a result of an increase of 4.8% same store sales for Bagger Dave's and 4.0% same store sales for BWW.

Food, beverage, and packaging costs increased by $8.7 million or 32.6% to $35.5 million in Year to Date 2015 from $26.8 million in Year to Date 2014.  The increase was primarily due to the increased number of restaurants operating in 2015.  Food, beverage, and packaging costs as a percentage of sales increased to 28.8% in Year to Date 2015 from 28.7% in Year to Date 2014 due to higher chicken wing prices offset partially by the increase of menu prices. Average cost per pound for bone-in chicken wings was $1.81 in Year to Date 2015 compared to $1.41 in Year to Date 2014.

Compensation costs increased by $8.8 million or 36.3% to $32.9 million in Year to Date 2015 from $24.2 million in Year to Date 2014. This increase was primarily due to the increased number of restaurants operating in 2015. Compensation as a percentage of sales increased to 26.7% in Year to Date 2015 compared to 25.9% Year to Date 2014 primarily driven by increased labor to properly execute an extensive menu change at Bagger Dave's in the Third Quarter 2015. The Company's investment in hourly labor related to new menu training and execution results in 0.3% of total sales realized Year to Date 2015, the remaining variance is driven by wage pressures and minimum staffing standards implemented in the Fourth Quarter 2014 for Bagger Dave's to ensure guest satisfaction.

Occupancy costs increased by $3.3 million or 65.0% to $8.3 million in Year to Date 2015 from $5.1 million in Year to Date 2014.  This increase was primarily due to the increased number of restaurants operating in 2015. Occupancy cost as a percentage of sales increased to 6.8% in Year to Date 2015 from 5.4% in Year to Date 2014 primarily due to the execution of the sale leaseback of DRH-owned properties in late 2014 and the costs associated with the early lease termination for the three Bagger Dave's locations closed in the Third Quarter 2015. The net effect of the sale leaseback transaction and the write-down of the lease obligations amounted to 0.8% of sales for the Year to Date 2015 period.

Other operating costs increased by $6.6 million or 33.8% to $26.3 million in Year to Date 2015 from $19.6 million in Year to Date 2014.  This increase was primarily due to the increased number of restaurants operating in 2015.  Other operating costs as a percentage of sales increased to 21.3% in Year to Date 2015 from 21.0% in Year to Date 2014 due to technology enhancements to drive guest experience, data integrity and efficiency, increased repair and maintenance expenses and higher credit card fees due to increased usage.

General and administrative cost increased by $5.9 million or 92.2% to $12.2 million in Year to Date 2015 from $6.3 million in Year to Date 2014.   The increase was primarily due to a loss provision of $1.9 million stemming from estimated settlement costs and expenses related to a wage-claim litigation, as discussed in Note 11 to the financial statements, as well as acquisition related costs, two sale leaseback transactions, and additional staffing for our recent growth and accounting activities. General and administrative cost as a percentage of sales increased to 9.9% in Year to Date 2015 from 6.8% in Year to Date 2014. Non-recurring corporate expenses were approximately 2.4% of sales.

Pre-opening cost increased by $0.3 million or 12.6% to $2.3 million in Year to Date 2015 from $2.1 million in Year to Date 2014.  The increase in pre-opening costs was due to the timing and overall cost to open new restaurants during the period, including extended training to ensure a quality guest experience during the opening period.  Pre-opening cost as a percentage of sales decreased to 1.9% in Year to Date 2015 from 2.2% in Year to Date 2014.

Depreciation and amortization cost increased by $3.2 million or 42.7% to $10.9 million in Year to Date 2015 from $7.6 million in Year to Date 2014.  This increase was primarily due to the increased number of restaurants operating in 2015.  Depreciation and amortization cost as a percentage of sales increased to 8.8% in Year to Date 2015 from 8.2% in Year to Date 2014.

Impairment and loss on asset disposals increased by $2.6 million or 749.2% to $3.0 million in Year to Date 2015 from $0.4 million in Year to Date 2014.  $1.8 million of the increase was due to the asset impairment pertaining to the closure of three Bagger Dave's locations, as discussed in Note 1 and 4 to the financial statements. The remaining $0.8 million was due to the sale leaseback transactions and restaurant remodels. Impairment and loss on asset disposals as a percentage of sales increased to 2.4% in Year to Date 2015 from 0.4% in Year to Date 2014.

INTEREST, OTHER INCOME AND TAXES

Interest expense was $1.8 million and $0.5 million during Third Quarter 2015 and Third Quarter 2014, respectively. $0.4 million was a result of disposing old loan fees and expensing a portion of the current loan fees, see Note 7 for additional detail. The remaining $0.8 million is a result of increased debt related to the acquisition and building of new restaurants. Interest expense was $2.8 million and $1.4 million during Year to Date 2015 and Year to Date 2014, respectively.

Other Income was $34,475 and $67,789 during Third Quarter 2015 and Third Quarter 2014, respectively. Other Income was $0.8 million and $86,426 during Year to Date 2015 and Year to Date 2014, respectively. The increase was due to a transaction fee related to a BWW franchise acquisition.

For Third Quarter 2015, DRH had an income tax benefit of $1.4 million compared to an income tax benefit of $48,100  for Third Quarter 2014.    For Year to Date 2015, we had a income tax benefit of $3.5 million compared to a income tax benefit of $0.2 million for Year to Date 2014.  The income tax benefit primarily relates to the increase in tip credits for the period and the operational results for the period.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company, entered into a $155.0 million Senior Secured Credit Facility with Citizens Bank, N.A. (the “June 2015 Senior Secured Credit Facility”). The June 2015 Senior Secured Credit Facility consists of a $120.0 million Term Loan (the "June 2015 Term Loan"), a $30.0 million development line of credit (the "June 2015 DLOC"), and a $5.0 million revolving line of credit (the " June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance the acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin, no amount was outstanding as of September 27, 2015.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. In connection with the closure of three locations discussed in Note 4, during the Third Quarter the Company violated one of its non-financial loan covenants related to the number of allowable restaurant closures. In the Third Quarter our primary lender modified our covenants within our debt agreement to allow for the closure of specified locations and one time transaction fees associated with the St. Louis acquisition and the wage-claim settlement, discussed in Note 11 of the financial statements. As of September 27, 2015 the Company was in compliance with the loan covenants.

We believe the cash flow from operations and availability of credit will be sufficient to meet our operational funding, development, and obligations for at least the next 12 months.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies which may include land purchases, land leases, and ground up construction of a building to house our restaurant operation.  Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.1 million to $1.4 million (excluding potential tenant incentives). Similarly, we expect the build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.7 million to $2.1 million (excluding potential tenant incentives).  We expect to spend approximately $0.3 million per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $0.4 million.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash return on our initial total capital investment of less than four years. The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.

Cash flow from operations for Year to Date Quarter 2015 was $5.8 million compared with $9.7 million for Year to Date Quarter 2014. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including real estate investments, is our primary use of capital and is estimated to be over 65.0% of our planned capital expenditures in 2015. For 2015, we estimate capital expenditures to be between $33.0 million and $36.0 million. We plan to use the capital as follows: 40.0% for new restaurant openings, 25.0% for real estate (including the purchase of land and construction of buildings) associated with new restaurant openings; and the remaining 35.0% for restaurant remodels, upgrades, relocations and other general corporate purposes.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $1.3 million (for a full remodel of the restaurant). Restaurants are typically upgraded after approximately five to seven years of operation and fully remodeled after approximately 10 years of operation.

Mandatory Upgrades

In fiscal year 2015, we will complete seven mandatory remodels of existing DRH-owned BWW restaurants. Five of the seven remodels have been completed, one is near completion, and the remaining remodel will be completed by the end of fiscal year 2015. All upgrades have been and will be funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2015, the Company will invest additional capital to provide minor upgrades to a number of its existing locations, all of which will be funded by cash from operations. These improvements will primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal 2015, we will also complete three discretionary remodels. In First Quarter 2015, we relocated one DRH-owned BWW location in lieu of a remodel. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations and discretionary remodels are funded by a combination of cash from operations and borrowing from our credit facility.

2016 Capital Plan

We previously stated that we expected to operate between 35 and 39 Bagger Dave’s restaurants by the end of 2017, however, as mentioned above, we have determined to focus our resources primarily on growing our BWW portfolio in the year ahead, which represents the overwhelming majority of both our revenue and adjusted EBITDA.  Accordingly, we will not commit to any further development of Bagger Dave’s beyond the two restaurants currently under construction.  We believe that following this course will significantly reduce our capital needs and increase operating cash flow in the near term.  In 2016, we anticipate our capital expenses to range between $16.0 million and $18.0 million, nearly half of the 2015 capital expenditures. Our capital expenses for 2016 will include the development of three BWW restaurants and one Bagger Dave’s restaurant which is currently under construction.  Our remaining capital needs will include eight BWW Stadia remodels of existing locations and various maintenance capital expenditures. Remodels and refreshes represent roughly 40.0% of our current 2016 plan and although we can borrow on these items, we intend on funding these remodels and refreshes using cash from operations.  Additionally, we expect to increase profitability by reducing preopening expenses, including training costs, and through gains in efficiency as we focus on improving operations and cost management initiatives.  Finally, we expect to improve our net debt coverage ratios by reducing our borrowing needs for the development of new restaurants and by using cash flow to pay down debt.

Contractual Obligations

The following table presents a summary of our contractual obligations as of September 27, 2015:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$124,198,586	$10,000,000	$20,735,404	$93,463,182	$—
Operating lease obligations	97,748,897	10,872,602	21,570,945	19,118,318	46,187,032
Commitments for restaurants under development [2]	17,616,628	7,553,851	1,498,111	2,300,048	6,264,618
	$239,564,111	$28,426,453	$43,804,460	$114,881,548	$52,451,650

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 42 BWW restaurants within its designated "development territory” by April 1, 2021. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of up to $50,000 for each undeveloped restaurant, payment of the initial franchise fees for each undeveloped restaurant, and loss of rights to development territory. Failure to develop restaurants in accordance with the schedule detailed in the agreement could lead to potential penalties of $50,000 for each undeveloped restaurant and loss of rights to the development territory. As of September 27, 2015, 26 of the required 42 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 80 BWW by the end of 2020, exclusive of potential acquisitions of additional BWW restaurants.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Debt Securities

We were exposed to market risk related to our debt securities. To manage our exposure, we invested our excess cash in highly liquid short-term investments with maturities of less than one year. The investments were not held for trading or other speculative purposes. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined that investing in a highly liquid market money account was a better fit for our liquidity needs. As of September 27, 2015, the outstanding investments had matured and investments redeemed. See Notes 1, 3, and 14 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

As of September 27, 2015, DRH had $123.9 million of variable-rate debt with a weighted average interest rate of 3.7%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $1.2 million fluctuation in pretax income. See Notes 1, 7 and 14 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the three-month periods ended September 27, 2015 and September 28, 2014 chicken wings accounted for approximately 31.8% and 30.5% of cost of sales, with an average price per pound of $1.78 and $1.50, respectively. For the nine-month periods ended September 27, 2015 and September 28, 2014 chicken wings accounted for approximately 31.0% and 29.1% of cost of sales, with an average price per pound of $1.81 and $1.41, respectively.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 27, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were not effective as of September 27, 2015 due to the material weakness in the Company’s internal control over financial reporting discussed below.

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
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2015, the Company settled the two collective actions alleging violations of fair labor standards acts and minimum wage laws. The first action, Tammy Wolverton et al v. Diversified Restaurant Holdings, Inc. et al, was filed on March 31, 2014, in the United States District Court for the Eastern District of Michigan and made allegations regarding employees in Michigan. The second action, Lisa Murphy & Andre D. Jordan, Jr. v. Diversified Restaurants Holdings, Inc., et al, was filed in on May 19, 2014, in United States District Court for the Northern District of Illinois, and made allegations involving employees in Illinois, Indiana and Florida.

The actions, in which the plaintiffs were represented by the same legal counsel, contain mirror allegations that tipped servers and bartenders in the Company’s restaurants were required to perform general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage.

We believe that the Company’s wage and hour policies comply with the law and that we had meritorious defenses to the substantive claims in these matters. However, in light of the potential cost and uncertainty involved, we settled with the plaintiffs for $1.8 million plus payroll taxes. During the quarter ended June 28, 2015, the Company recorded a loss provision of approximately $1.9 million related to these lawsuits, which is recorded in other accrued liabilities on the Consolidated Balance Sheet.
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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: November 6, 2015	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
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