Form 10-K
period 2015-12-27
Diversified Restaurant Holdings, Inc.
filed 2016-03-11
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 27, 2015

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

Large accelerated filer☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $51.6 million based on the per share closing price of the Company's common stock as reported on the NASDAQ stock market on June 28, 2015.

The number of shares outstanding of the registrant's common stock as of March 9, 2016 was 26,335,850 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 2, 2016 are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

●	the impact of federal, state, and local beer, liquor, and food service regulations;

●	the success of our marketing programs;

●	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

●	the loss of key members of our management team;

●	inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

●	the impact of litigation;

●	the adequacy of our insurance coverage and fluctuating insurance requirements and costs;

●	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

●	our ability to obtain debt or other financing on favorable terms, or at all;

●	the impact of a potential requirement to record asset impairment charges in the future;

●	the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;

●	our ability to protect our intellectual property;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of any materially adverse changes in our federal, state, and local taxes;

●	our ability to maintain our relationship with our franchisor on economically favorable terms;

●	the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through the sale of our common stock; and

●	the effect of changes in accounting principles applicable to us.

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

ITEM 1.     BUSINESS

Business Overview

DRH is a fast-growing restaurant company operating two complementary concepts: Buffalo Wild Wings ® Grill & Bar (“BWW”) and Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”).  As the largest franchisee of BWW and as the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 27, 2015, we had 80 restaurants in Florida, Illinois, Indiana, Michigan and Missouri.

In 2008, DRH became publicly-owned completing a self-underwritten initial public offering for $735,000 and 140,000 shares.    We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, Michigan and Missouri.

DRH is the largest BWW franchisees and currently operates 62 DRH-owned BWW restaurants (20 in Michigan, 15 in both Florida and Missouri, seven in Illinois, five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc.("BWLD") and expect to operate 77 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions. In 2014, DRH was awarded the Franchisee of the Year and our Chief Operating Officer received the Founders’ Award by BWLD.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 18 Bagger Dave’s restaurants, 16 in Michigan, one both in Indiana and Ohio.

The following organizational chart outlines the current corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.

DRH diversifiedrestaurantholdingsinc.

AMC Burgers

BD Locations	
Indiana	1
Michigan	16
Ohio	1
Total	**18**

AMC Group

Operational and Administrative Center

AMC Real Estate

Real Estate Holding Company

AMC Wings

BWW Locations	
Florida	15
Illinois	7
Indiana	5
Michigan	20
Missouri	15
Total	**62**

AMC was formed on March 28, 2007, and serves as our operational and administrative center. AMC renders management, operational support, and advertising services to WINGS, BURGERS, REAL ESTATE and their subsidiaries. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

BURGERS was formed on March 12, 2007 and serves as a holding company for our Bagger Dave’s restaurants.  Bagger Dave’s Franchising Corporation, a subsidiary of BURGERS, was formed to act as the franchisor for the Bagger Dave’s concept and has rights to franchise in Illinois, Indiana, Kentucky, Michigan, Missouri, Ohio and Wisconsin.  We do not intend to pursue franchise development at this time.

WINGS was formed on March 12, 2007, and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from December 2020 through December 2035, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through December 2050.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013, and serves as the holding company for the real estate properties owned by DRH. Currently, DRH owns one property. Due to the closure of the restaurant, DRH will be selling this property in fiscal year 2016. Refer to Note 4 of the Consolidated Financial Statements for additional information on restaurant closures. DRH also owned two Bagger Dave’s restaurants, which were sold as part of the sale leaseback transaction that occurred in the Second and Third Quarters of 2015. Refer to Note 2 for additional information on the sale leaseback transactions of the Consolidated Financial Statements for additional information.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034.  Our telephone number is (248) 223-9160.  We can also be found on the Internet at www.diversifiedrestaurantholdings.com and www.baggerdaves.com.

Background

Restaurant Concepts

Buffalo Wild Wings®

With 62 DRH-owned BWW restaurants (20 in Michigan, 15 in both Florida and Missouri, seven in Illinois and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan, DRH is the largest BWLD franchisee. As of December 27, 2015, BWLD reported over 1,100 BWW restaurants in North America that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, craveable menu items in a welcoming neighborhood atmosphere with an extensive multimedia social environment, a full bar and an open layout designed to create a distinctive dining experience for sports fans and families alike. We believe the restaurants are differentiated by the social environment we create and the connection the restaurants make with our team members, guests and the local community. The inviting and energetic environment of the restaurants is complemented by furnishings that can easily be rearranged to accommodate parties of various sizes. Guests have the option of watching various sporting events on projection screens or approximately 50 additional televisions, competing in Buzztime Trivia or playing video games.

BWW restaurants have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. We believe the BWW menu is competitively priced between the quick-casual and casual dining segments. The menu features traditional chicken wings, boneless wings and other items including chicken tenders, Wild Flatbreads ™ , popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers, and salads. The Buffalo Wild Wings® menu specializes in 21 mouth-watering signature sauces and seasonings with flavor sensations ranging from Sweet BBQ™ to Blazin’®.  The restaurants offer approximately 12 to 30 domestic and imported beers on tap, including several local or regional microbrews and a wide selection of bottled beer, wine and liquor.  We believe the award-winning food and memorable experience drives guest visits and loyalty.  For fiscal year 2015, our average DRH-owned BWW restaurant derived 81.2% of its revenue from food, including non-alcoholic beverages, and 18.8% of its revenue from alcohol sales, primarily draft beer.

Bagger Dave’s Burger Tavern®

Launched in January 2008, Bagger Dave's is our first initiative to diversify our operations outside of the BWW concept by developing our own unique, full-service, ultra-casual restaurant and bar concept. We have worked to create a concept that provides a warm, inviting and entertaining atmosphere through a friendly and memorable guest experience. As of the date of this report, there are 18 Bagger Dave's restaurants (16 in Michigan and one in both Indiana and Ohio).

Bagger Dave’s specializes in locally-sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, hand-dipped milk shakes, salads, black bean turkey chili and much more, delivered in a warm, hip atmosphere with friendly "full" service. The concept differentiates itself from other full-service casual dining establishments by the absence of walk-in freezers and microwaves, substantiating our fresh food offerings. The concept focuses on local flair of the city in which the restaurant resides by showcasing historical photos. It also features an electric train that runs above the dining room and bar areas.

The guiding principle of the Bagger Dave’s brand is to delight guests through fresh food offerings, exceptional service, and an entertaining atmosphere.   The menu focuses on burgers, with a variety of sides. Burgers are offered with a choice of four proteins; USDA, fresh premium prime-rib recipe beef (offered in regular or petite size patties), Michigan ground turkey, farm-raised, cage-free grilled chicken breasts and black bean patties. Guests can choose from our list of chef-created burgers including the Train Wreck Burger ®, the Blues Burger ®, and Tuscan Chicken. Guests can also choose to “Create Your Own” which allows them to totally customize their experience by choosing from a variety of proteins, buns, cheeses, house-recipe sauces presenting bold and exciting new flavors, premium toppings such as bacon, egg, guacamole, and 19 complimentary toppings, such as sautéed mushrooms and onions, barbecue sauce, and other standard condiments.

To further customize their experience, guests can choose from a selection of sides including fresh hand-cut fries, Dave’s Sweet Potato Chips®, Amazingly Delicious Turkey Black Bean Chili® and our fresh, made from scratch Twisted Mac ‘N’ Cheese. The fries are cut in-house from domestic Northeastern potatoes and cooked in a cottonseed soy bean specialty oil, using a seven-step Belgian-style process producing a fry reminiscent of those served at community fairs. Dave’s Sweet Potato Chips ® are a Bagger Dave’s specialty using fresh-cut premium sweet potatoes from North Carolina.  Guests can choose from our own signature dipping sauces to complement their order entrée and sides. Since our fryers are dedicated to potatoes and there are no breaded, frozen products offered at Bagger Dave’s, our potato fries and sweet potato chips are gluten free and trans-fat free.

Beyond burger offerings, Bagger Dave’s offers other entrées such as an Awesome Grilled Cheese sandwich, a California BLT sandwich, Sloppy Dave’s sandwich and entrée-sized chopped salads with grilled chicken breast. Bagger Dave’s also offers hand-dipped ice cream and milkshakes with a variety of free mix-ins, adult shakes, sommelier-selected wines and a full selection of liquors. For fiscal year 2015, our average Bagger Dave’s restaurant derived approximately 86.0% of its revenue from food, including non-alcoholic beverages, and 14.0% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

We plan to drive top and bottom line growth through the development of new restaurant locations, achievement of positive same-store-sales in comparable restaurant locations, and the successful implementation of cost reduction initiatives at the restaurant and support level.
Our new restaurant growth strategy is to open DRH-owned BWW locations consistent with the ADA we have with BWLD, calling for 15 additional locations by the end of 2021, most of which will be located in the Florida market. With the exception of one new Bagger Dave’s location in early 2016, our focus at Bagger Dave's will be on sustaining higher average unit volumes and restaurant-level profitability for our current restaurants. We currently own 62 DRH-owned BWW restaurants in five states and 18 Bagger Dave’s in three states.

We intend to drive same-store-sales growth in all of our locations through the execution of local, traffic-driven marketing and advertising strategies, continued support of the community through sponsorship programs and local charities and delivery of quality food and service in a clean and modernized environment. One of our guiding principles is that a happy team member translates to a happy guest.  A happy guest drives repeat sales and word-of-mouth referrals; two key factors that are fundamental and directly support our local marketing strategy.

We plan to improve our margins through a number of initiatives including; enhanced methods to manage cost of sales and hourly labor with use of technology and improve application of standards; consolidation of vendors (local-to-regional and regional-to national), leveraging our scale to obtain lower product pricing and distribution costs; bringing our accounting process in-house which significantly reduces cost, and also dramatically enhances our ability to provide granular information for more effective forecasting and cost control; working with all service vendors to obtain competitive pricing, optimal frequency of service and productive billing which includes minimizing the number of invoices and securing highly-predictable periodic pricing.

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

Restaurant Operations

We believe retaining high quality restaurant managers, valuing our team members and providing fast, friendly service to our guests are key to our continued success.  In order to retain our unique culture as we grow, we devote substantial resources to identifying, selecting, and training our restaurant-level team members.  We typically have six in-restaurant trainers at each existing location who provide both front- and back-of-house training on site.  We also have a seven-week training program for our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During their training, managers observe our established restaurants’ operations and guest interactions.  We believe our focus on guest-centric training is a core aspect of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our corporate culture are cleanliness, service and organization. Our restaurants are generally staffed with one managing partner and up to five assistant managers depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture.  We utilize regional managing partners to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team.  Through regular visits to the restaurants and constant communication with the management team, the regional managing partners ensure adherence to all aspects of our concept, strategy and standards of quality.  We also have secret shoppers that visit our restaurants on a monthly basis and provide guest satisfaction scores for the criteria we define.

Training, Development, and Recruiting

We believe that successful restaurant operations, guest satisfaction, quality, and cleanliness begin with the team member - a key component of our strategy.  We pride ourselves on facilitating a well-organized, thorough, hands-on training program.  In 2013, after nine months of developing our new training program with the help of industry experts, we introduced our Hospitality Excellence Academy ("HEA"). To ensure success of our organization, HEA was designed to foster our culture of excellence by cultivating the leaders of tomorrow.

We offer an incentive program that we believe is very competitive in the restaurant industry.  Aside from competitive base salaries and benefits, management is incentivized with a performance-based bonus program.  We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a discretionary matching contribution feature, a tuition reimbursement program, a referral bonus program and opportunities for career advancement.

We emphasize growth from within the organization as much as possible, giving our team members the opportunity to develop and advance.  We believe this philosophy helps build a strong, loyal management team with high team member retention rates, giving us an advantage over our competitors.  We strive for a balance of internal promotion and external hiring.

Restaurants

Our DRH-owned BWW restaurants range in size from 5,300 to 13,500 square feet, with a historical square foot average of about 6,400. We anticipate that future restaurants will range in size from 5,500 to 6,500 square feet with an average cash investment per restaurant of approximately $1.7 million to $2.1 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.

Our typical Bagger Dave's restaurants range in size from 3,800 to 6,100 square feet, with a historical square foot average of about 4,300. We have paused further development of our Bagger Dave’s concept until we feel confident that we can achieve and sustain average unit volumes that will provide adequate returns on investment.

We have a continuous capital improvement plan for our restaurants and plan major renovations every five to seven years. For a more detailed discussion of our capital improvement plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and specifically, the subsection entitled “Liquidity and Capital Resources; Expansion Plans”.

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times.

Purchasing for DRH-owned BWW restaurants is primarily through channels established by BWLD corporate operations.  We do, however, negotiate directly with most of these channels a price and delivery terms.  When we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices.  For Bagger Dave’s, we believe that we have been able to leverage our DRH-owned BWW purchasing power to develop supply sources at a more reasonable cost than would be expected for a smaller restaurant concept.

To maximize our purchasing efficiencies, our centralized purchasing staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, commodity-price contracts.

Marketing and Advertising

In fiscal year 2015, we spent approximately 2.0% of all restaurant sales on marketing efforts.  In addition, charitable donations and local community sponsorships help us develop local public relations and are a major component of our marketing efforts.  We support programs that build traffic at the grass-roots level.  We also participate in numerous local restaurant marketing events for both DRH-owned BWW and Bagger Dave’s throughout the communities we serve.

BWW

We also pay an advertising fee to BWLD equal to 3.0% of net sales globally, which is supported by national advertising designed to build brand awareness. Some examples include television commercials on ESPN and CBS during key games for the NFL, MLB, NBA and March Madness NCAA basketball tournaments. In addition, we invest 0.25% - 0.5% of net sales globally in a regional cooperative of BWW franchisees for certain metropolitan areas. The co-op was formed for the Indiana, Illinois and Michigan markets through coordinated local restaurant marketing efforts and operating strengths that focus on the guest experience.

Bagger Dave’s

The advertising and marketing plan for developing the Bagger Dave’s brand relies on local media, menu specials, promotions, and community events. We are also building our marketing reach with our current guests by telling our story through social media and Bagger Bucks loyalty rewards program.  We attribute a large part of our Bagger Dave’s growth through word-of-mouth.

Information Systems and Technology

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (“PCI”). The standards set by PCI contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information.

We also believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated to our corporate office through a web-based above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information and improve administrative productivity. In 2012, we launched online ordering for our Bagger Dave’s restaurants and recently launched table-

side ordering devices that allow servers to create orders and send orders to the kitchen while standing with the customer. We believe the table-side ordering will help decrease serving time and increase customer turnover and satisfaction since these devices also accommodate credit card swipes so that the card never has to leave the customer’s sight. Beginning in 2014, we also integrated the online ordering function for BWW and the Rockbot music experience where guests can D.J. and select the music played throughout the restaurant using their mobile device.

We are constantly assessing new technologies to improve operations, back-office processes and overall guest experience. This includes the implementation of mobile payment options, advanced programming of kitchen display units, tablet-based wait-listing applications and a mobile-based loyalty program.

Competition

The restaurant industry is highly competitive.  We believe we compete primarily with local and regional sports bars and national casual dining and quick-casual establishments.  Competition is expected to remain intense with respect to price, service, location, concept and type and quality of food.  There is also competition for real estate sites, qualified management personnel and hourly restaurant staff.  Many of our competitors have been in existence longer than we have and may be better established in markets where we are currently located or may, in the future, be located.  Accordingly, we strive to continually improve our restaurants, maintain high quality standards and treat our guests in a manner that encourages them to return.  We believe our pricing communicates value to the guest in a comfortable, welcoming atmosphere that provides full service to the guest.

Trademarks, Service Marks, and Trade Secrets

The BWW registered service mark is owned by BWLD.

Our domestically-registered trademarks and service marks include Bagger Dave’s Burger Tavern®, Sloppy Dave’s BBQ ®, Railhouse Burger Sauce ®, The Blues Burger ®, Train Wreck Burger, Dave’s Sweet Potato Chips ®, Meaningless Free Toppings®, Sloppy Dave’s Fries ® and Amazingly Delicious Turkey Black Bean Chili ®.  We place considerable value on our trademarks, service marks, trade secrets and other proprietary rights and believe they are important to our brand-building efforts and the marketing of our Bagger Dave’s restaurant concept.  We intend to actively enforce and defend our intellectual property, however, we cannot predict whether the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon or similar to our concepts.  Although we believe we have sufficient protections concerning our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand.

Government Regulations

The restaurant industry is subject to numerous federal, state, and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, nutrition labeling requirements, fire codes, zoning, and building requirements and to periodic review by state and municipal authorities for areas in which the restaurants are located.  Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell beer, wine and liquor and each restaurant requires food service licenses from local health authorities.  The majority of our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our team members of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of team members or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control.  In order to reduce this risk, restaurant team members are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.  We have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

We are also subject to laws governing our relationship with team members.  Our failure to comply with federal, state and local employment laws and regulations may subject us to losses and harm our brands.  The laws and regulations govern such matters as: wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status.  Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations.  In addition, team member claims based on, among other things, discrimination, harassment, wrongful termination, wages, hour requirements and payments to team members who receive gratuities, may divert financial and management resources and adversely affect operations.  The losses that may be incurred as a result of any violation of such governmental regulations by the Company are difficult to quantify.  To our knowledge, we are in compliance in all material respects with all applicable federal, state and local laws affecting our business.

The federal Patient Protection and Affordable Care Act (PPACA) was enacted in March 2010. On January 1, 2015, the employer portion of the PPACA went into effect. In addition to being required to provide full-time employees with medical insurance that meets minimum value and affordability standards, the employer mandate requires employers to provide covered employees and the Internal Revenue Service with specific reportable benefit information. The Company’s 2015 medical plan has been offered to all full-time employees and meets the minimum value and affordability requirements of the PPACA, and the Company believes that it will be able to meet the informational reporting requirements of the act when due.

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

ITEM 1A.     RISK FACTORS

This Form 10-K, including the discussions contained in Items 1 and 7, contains various “forward-looking statements” that are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Future growth in our revenue and profits will depend on our ability to maintain or grow sales and efficiently manage costs in our existing and new restaurants.  Currently, we have 62 DRH-owned BWW restaurants and 18 Bagger Dave’s restaurant.  The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concepts in other locations.  Additionally, the success of one restaurant concept may not be indicative or predictive of the success of the other.

The success of our restaurants depends principally upon generating and maintaining guest traffic, loyalty and achieving positive margins.  Significant factors that might adversely affect guest traffic and loyalty and profit margins include:

●
economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

●	competition in the restaurant industry, particularly in the casual and fast-casual dining segments;

●	changes in consumer preferences;

●	our guests’ failure to accept menu price increases that we may make to offset increases in certain operating costs;

●	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

●	our guests’ actual experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

●	food and other raw materials costs, many of which we cannot effectively hedge;

●	compensation costs, including wage, workers’ compensation, health care and other benefits expenses;

●	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

●	compliance costs as a result of changes in regulatory or industry standards;

●	energy, water and other utility costs;

●	costs for insurance (including health, liability and workers’ compensation);

●	information technology and other logistical costs; and

●	expenses due to litigation against us.

We May Not Be Able to Manage Our Growth

Our expansion strategy will depend upon our ability to open and operate additional restaurants profitably.  The opening of new restaurants will depend on a number of factors, many of which are beyond our control.  These factors include, among others, the availability of management, restaurant staff, and other personnel, the cost and availability of suitable restaurant locations, cost-effective and timely planning, design and build out of restaurants, acceptable leasing terms, acceptable financing, and securing required governmental permits.  Although we have formulated our business plans and expansion strategies based on certain estimates and assumptions we believe are reasonable, we anticipate that we will be subject to changing conditions that will cause certain of these estimates and assumptions to be incorrect.  For example, our restaurants may not open at the planned time due to factors beyond our control, including, among other factors, site selection, BWLD’s approval with respect to new BWW openings, negotiations with landlord and construction or permitting delays.

We May Not Be Successful When Entering New Markets

When expanding the BWW and Bagger Dave's concepts, we will enter new markets in which we may have limited or no operating experience.  There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new restaurants.  The success of these new restaurants will be affected by the different competitive conditions, consumer taste, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the Bagger Dave's and BWW brands.  New restaurants typically require several months of operation before achieving normal levels of profitability.  When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively

The restaurant industry is intensely competitive.  We believe we compete primarily with regional and local sports bars, burger establishments, casual dining concept, and fast-casual establishments.  Competition from “better burger” establishments has recently been particularly intense.  Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based or burger-based restaurant businesses without significant barriers to entry and such establishments may provide price competition for our restaurants.  Competition in the casual dining, fast-casual and quick-service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food.  We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

New Restaurants Added to Our Existing Markets May Take Sales From Existing Restaurants

New restaurants added to our existing markets, whether by us or others, may take sales away from our existing restaurants.  Because we intend to open restaurants in our existing markets, and others may intend the same, this may impact revenue earned by our existing restaurants.

Higher-Than-Anticipated Costs Associated With the Opening of New Restaurants or With the Closing, Relocating, or Remodeling of Existing Restaurants May Adversely Affect Our Results of Operations

Our revenue and expenses may be significantly impacted by the location, number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants.  We incur substantial pre-opening expenses each time we open a new restaurant and will incur other expenses if we close, relocate or remodel existing restaurants.  These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated.  An increase in such expenses could have an adverse effect on our results of operations.

Future Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition

We may seek to selectively acquire existing BWW restaurants.  To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing as needed.  Any acquisitions we pursue, whether successfully completed or not, may involve risks, including:

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
Future acquisitions of existing restaurants, which may be accomplished through a cash purchase transaction, the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to intangible assets, any of which could harm our business and financial condition.

We May Suffer Negative Consequences if New Restaurants Do Not Open in a Timely Manner

If we are unable to successfully open new restaurants in a timely manner, our revenue growth rate and profits may be adversely affected.  We must open restaurants in a timely and profitable manner to successfully expand our business.  In the past, we have experienced delays in restaurant openings, and we may face similar delays in the future.  These delays may trigger material financial penalties assessed against us by BWLD, as provided in our ADA.  These delays may also not meet market expectations, which may negatively affect our stock price.  Our ability to expand successfully and in a timely manner will depend on a number of factors, many of which are beyond our control.  A few of the factors are listed below:

●	Locating and securing quality locations in new and existing markets;

●	Negotiating acceptable leases or purchase agreements;

●	Securing acceptable financing for new locations;

●	Cost-effective and timely planning, design and build-out of restaurants;

●	Attracting, recruiting, training and retaining qualified team members;

●	Hiring reputable and satisfactory construction contractors;

●	Competition in new and existing markets;

●	Obtaining and maintaining required local, state and federal government approvals and permits related to the construction of sites and the sale of food and alcoholic beverages;

●	Creating brand awareness in new markets; and

●	General economic conditions.

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

We May Not Be Able to Attract and Retain Qualified Team Members to Operate and Manage Our Restaurants

The success of our restaurants depends on our ability to attract, motivate, develop and retain a sufficient number of qualified restaurant team members, including managers and hourly team members.  The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high team member turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants.  This could inhibit our expansion strategy and business performance and negatively impact our operating results

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, ground beef and potatoes.  Our food, beverage and packaging costs could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability.  Additionally, if there is a significant rise in the price of chicken wings or ground beef, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing and beef prices, our operating results could be adversely affected.  We also depend on our franchisor, BWLD, as it relates to chicken wings, to negotiate prices and deliver product to us at a reasonable cost.  Chicken wing prices per pound averaged $1.81 in 2015, $0.28 higher than the average of $1.53 in 2014.  BWLD currently purchases and secures for its franchisees chicken wings at market price.

Shortages or Interruptions in the Availability and Delivery of Food and Other Supplies May Increase Costs or Reduce Revenue

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought, and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories, or the prospect of such pronouncements or other conditions beyond our control, could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants.  Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

Our Success Depends Substantially on the Value of Our Brands and Unfavorable Publicity Could Harm Our Business

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints, litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity) or other concerns.  Negative publicity from traditional media or online social network postings may also result from actual or alleged incidents or events taking place in our restaurants.

There has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons.  Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication.  The availability of information on social media platforms is virtually immediate, as is its impact.  Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted.  The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available.  Information concerning our Company may be posted on such platforms at any time.  Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business.  The harm may be immediate without affording us an opportunity for redress or correction.  Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets.  In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

Regardless of whether any public allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.  We must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value.  If consumers perceive or experience a reduction in food quality, service, ambiance or in any way believe we failed to deliver a consistently positive experience, the value of our brands could suffer.

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

In addition, many of our restaurant personnel are hourly team members subject to various minimum wage requirements or changes to existing tip credit laws.  Mandated increases in minimum wage levels and changes to the tip credit laws, which dictate the amounts an employer is permitted to assume a team member receives in tips when calculating the team member’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels.  Continued minimum wage increases or changes to allowable tip credits may further increase our compensation costs or effective tax rate.

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

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings.  These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.  For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants.  The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect. The final rule was published on December 1, 2014 and required implementation by end of 2016. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements.  Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another.  The effect of such labeling requirements on consumer choices, if any, is unclear at this time.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits.  The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

Multiple jurisdictions in which we operate could adopt recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality.  HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product.  We expect to incur certain costs to comply with these regulations, and these costs may be more than we anticipate.  If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm Our Performance

Our success depends, in part, upon the continued popularity of our chicken and boneless wings, hamburgers and turkey burgers, other food and beverage items and the appeal of our restaurant concepts.  We also depend on trends toward consumers eating away from home.  Shifts in these consumer preferences could negatively affect our future profitability.  Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu.  Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business.  In addition, our success depends, to a significant extent, on numerous factors affecting discretionary consumer spending, general economic conditions (including the continuing effects of the recent recession), disposable consumer income, and consumer confidence.  A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

Actions by Our Franchisor Could Negatively Affect Our Business and Operating Results

We are economically dependent on retaining our franchise rights with BWLD. Our DRH-owned BWW restaurant operations depend, in part, on decisions made by our franchisor, including changes of distributors, food menu items and prices, policies and procedures, and advertising programs. Business decisions made by BWLD could adversely impact our operating performance and profitability. Under our ADA, BWLD has the right to immediately terminate the ADA if, among other things, we are unable to comply with the development schedule, or if one of the Franchise Agreements entered into pursuant to the area ADA is terminated. Termination of the ADA could adversely affect our growth strategy and, in turn, our financial condition. Additionally, the ADA and the individual Franchise Agreements provide BWLD with the authority to approve the location selected for our future BWLD franchises, as well as approve the design of the individual restaurant. BWLD must give its consent prior to the opening of a new BWW restaurant and, once the restaurant is open, we are subject to various operational requirements, including the use of specific suppliers and products. Delays in the approval of our locations or pre-opening approval, as well as changes to the operational requirements, may impact our operating performance.

Our Operating Results May Fluctuate Due to the Timing of Special Events

Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants, including those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League and National Collegiate Athletic Association.  Interruptions in the viewing of these professional sporting league events due to strikes or lockouts may impact our business and operating results.  Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite, and cable networks.  Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events in the geographic regions in which we currently operate.

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of December 27, 2015, all of our restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases.  Some leases are subject to renewals, which could involve substantial increases.  Additionally, a few leases require contingent rent based on a percentage of gross sales.   When our leases expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

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

A Decline in Visitors to Any of the Business Districts Near the Locations of Our Restaurants Could Negatively Affect Our Restaurant Sales

Some of our restaurants are located near high-activity areas such as retail centers, big-box shopping centers and entertainment centers.  We depend on high visitor rates at these businesses to attract guests to our restaurants.  If visitors to these centers decline due to economic conditions, closure of big-box retailers, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales in these areas could decline significantly and adversely affect the results of our operations.

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Florida, Illinois, Indiana, and Michigan.  As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations.  In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas.  In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters have occurred.  In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.  As of December 27, 2015, approximately 81.3% of our total restaurants are located in Illinois, Indiana, Michigan, Missouri and Ohio, which are particularly susceptible to snowfall, and approximately 18.7% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

Legal Actions Could Have an Adverse Effect on Us

We have faced in the past and could face in the future legal action from government agencies, team members, guests, or other parties.  Many state and federal laws govern our industry, and if we fail to comply with these laws, we could be liable for damages or penalties.  In October 2015, the Company settled two collective actions alleging violations of fair labor standards acts and minimum wage laws. We are currently facing a similar claim and may face such claims in the future. Further, we may face litigation from guests alleging that we were responsible for an illness or injury they suffered at or after a visit to our restaurants, or alleging that we are not complying with regulations governing our food quality or operations.  We may also face employment-

related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs may have a material adverse effect on our results of operations and financial condition.

We May Not Be Able to Obtain and Maintain Licenses and Permits Necessary to Operate Our Restaurants

The restaurant industry is subject to various federal, state and local government licensure and permitting requirements, including those relating to the sale of food and alcoholic beverages.  The failure to obtain and maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results.  Difficulties or failure to obtain any required licenses, permits or other government approvals could delay or result in our decision to cancel the opening of new restaurants.  Local authorities may revoke, suspend or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2015, approximately 18.0% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages.  Our restaurants sell alcoholic beverages, and as such, we are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Our Ability to Raise Capital in the Future May Be Limited, Which Could Adversely Impact Our Business

Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or compensation costs, increased property expenses, acceleration of our expansion plans or other events, including those described in this Annual Report, may cause us to seek additional debt or equity financing on an accelerated basis.  Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and the results of operations.  Additional equity financing, if available, may be dilutive to the holders of our common stock.  Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

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

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the lease term, future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 27, 2015, approximately 74.5% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen.  While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

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

Failure to Establish and Maintain Our Internal Control Over Financial Reporting Could Harm Our Business and Financial Results.

Our management team members are responsible for establishing and maintaining effective internal control over financial reporting.  We previously identified a material weakness in connection with our assessment of the effectiveness of internal control over financial reporting as of December 28, 2014. As of December 27, 2015, management has remediated the underlying causes of the material weakness. However, internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  Any failure to remediate a material weakness or the occurrence of additional material weaknesses in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. We also are initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that ends June 30, 2019. As of March 11, 2016, we operated 80 Company-owned restaurants, all of which are leased properties. Typically, our operating leases contain renewal options under which we may extend the renewal lease terms for periods of five to 10 years. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of December 27, 2015, we operated restaurant properties for 36 locations in Michigan, 15 locations in both Florida and Missouri, seven locations in Illinois, six locations in Indiana, and one in Ohio. Our BWW restaurants range in size from 5,300 square feet to 13,500 square feet and our typical Bagger Dave’s restaurants range in size from 3,800 square feet to 6,100 square feet. The majority of our restaurants are located in end-cap positions in strip malls, with a few being inline; 40 of our restaurants are situated in stand-alone buildings.

ITEM 3.        LEGAL PROCEEDINGS
The following information is incorporated by reference: the information set forth under the heading "Legal Proceedings" in Note 14 "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" of Part II, Item 8 to this Report on Form 10-K.
In addition, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is listed on the NASDAQ Capital Market under the symbol “SAUC”.  The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 27, 2015 and December 28, 2014, as reported by NASDAQ:

	2015		2014
	High	Low	High	Low
First Quarter	$5.16	$3.94	$5.85	$4.42
Second Quarter	4.46	3.59	5.50	3.99
Third Quarter	4.41	2.57	5.00	4.19
Fourth Quarter	3.19	2.40	5.42	4.61

Holders

As of March 9, 2016, there were approximately 435 record holders of 26,335,850 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have not declared or paid any cash dividends on our common stock. It is our policy to preserve cash for development and other working capital needs. Currently, DRH does not have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs and plans for expansion.

Performance Graph

The following graph compares the cumulative total stockholder return from April 15, 2013 through December 27, 2015. The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (assuming reinvestment of dividends) in each of DRH common stock, the NASDAQ Composite Index and S&P 600 Restaurants Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
4/15/2013
12/29/2013
12/28/2014
12/27/2015
Diversified Restaurant Holdings, Inc.
S&P 600 Restaurants
NASDAQ Composite

	4/15/2013	12/29/2013	12/28/2014	12/27/2015
Diversified Restaurant Holdings, Inc.	$100.00	$95.40	$99.80	$52.20
S&P 600 Restaurants	100.00	138.17	174.54	167.33
NASDAQ Composite	100.00	127.93	147.24	154.64

Equity Compensation Plan Information

The following table sets forth information, as of December 27, 2015, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	—	N/A	365,051
Equity compensation plans not approved by security holders [2]	180,000	$2.50	N/A

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

ITEM 6.        SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years and are derived from our audited consolidated financial statements. The following data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited financial statements included in Item 8, Consolidated Financial Statements and Supplementary Data, within this Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
Statements of Operations:
Revenue	$172,485,378	$128,413,448	$108,886,139	$77,447,208	$60,707,475
Operating profit (loss)	(22,789,283)	(642,280)	1,440,277	1,581,243	3,600,163
Net income (loss) attributable to DRH	(16,192,492)	(1,268,497)	134,308	180,099	1,842,186

Per Share:
Basic earnings (loss) per share	$(0.62)	$(0.05)	$0.01	$0.01	$0.10
Diluted earnings (loss) per share	$(0.62)	$(0.05)	$0.01	$0.01	$0.10

Weighted average of common shares:
Basic	26,211,669	26,092,919	23,937,188	18,949,556	18,902,782
Diluted	26,211,669	26,092,919	24,058,072	19,091,849	19,055,500

Balance Sheet:
Goodwill	$50,097,081	$10,998,630	$8,578,776	$8,578,776	$—
Total assets	166,117,812	113,447,034	92,333,733	56,544,738	27,350,399
Total long term obligations	124,643,874	60,569,814	42,554,789	42,106,583	19,205,371

Statement of Cash Flows:
Cash flows provided by (used in)
Operating activities	$9,448,584	$11,295,253	$7,180,971	$7,592,621	$6,577,016
Investing activities	(78,026,376)	(17,469,345)	(33,950,993)	(31,228,585)	(8,215,522)
Financing activities	64,090,039	15,299,900	33,632,167	24,798,795	1,817,622

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Fiscal year 2015 ended on December 27, 2015, fiscal year 2014 ended on December 28, 2014, and fiscal year 2013 ended December 29, 2013. Each fiscal year was comprised of 52 weeks.

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

Overview

DRH is a fast-growing, multi-concept restaurant company operating two complementary concepts: BWW and Bagger Dave’s. As the largest franchisee of BWLD and the developer and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe BWW and Bagger Dave’s are uniquely positioned restaurant brands designed to maximize guest appeal.  Both restaurant concepts offer competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.  We were incorporated in Nevada in 2006 and are headquartered in the Detroit metropolitan area. Currently, we have 80 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

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

We have an established growth pipeline and a disciplined strategy for opening new restaurants that includes the fulfillment of our current franchise agreement with BWLD. We also evaluate the potential for strategic accretive acquisitions of Buffalo Wild Wings franchises where we have an opportunity to leverage our operational expertise.

We will continue to grow our Buffalo Wild Wings restaurant base under our current ADA. In addition, we believe our historical track record of acquiring and integrating Buffalo Wild Wings restaurants provides us with an additional future growth opportunities and will seek to take advantage of strategic acquisitions that may be available in the marketplace. We have suspended further development of our Bagger Dave’s concept until we feel confident that we can achieve and sustain average unit volumes that will provide adequate returns on investment.

The Company opened eight new restaurants, acquired 18 BWW locations and closed 12 underperforming restaurants in 2015. Over the next five years, we expect to open a minimum of 15 new DRH-owned BWW restaurants (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, ticket times, guest satisfaction, hourly compensation costs and food, beverage and packaging costs.

We also use the following key performance indicators in evaluating restaurant performance:

●
Comparable Restaurant Sales. We consider a restaurant to be comparable following the eighteenth or twenty-fourth month of operations for BWW and Bagger Dave's respectively. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales can also reflect changes in guest count trends and changes in average check.

●
Restaurant-Level Contribution.  Also referred to as Restaurant-Level EBITDA, this metric presents a restaurant's on-going profit contribution and is defined as net revenue less costs of sales, labor, occupancy and operational expenses. It is representative of a restaurant's cash flow and is often times presented and measured as a percentage of sales in comparison to other restaurants.

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2011 through 2015.

	2015	2014	2013	2012	2011
Summary of restaurants open at the beginning of year
DRH-owned BWW	42	36	33	22	19
Bagger Dave’s	24	18	11	6	3
Total	66	54	44	28	22

Openings:
DRH-owned BWW	3	3	3	3	3
Bagger Dave’s	5	6	7	5	3
BWW Acquisitions	18	3	—	8	—
Closures - Bagger Dave's	(11)	—	—	—	—
Closures - DRH-owned BWW	(1)	—	—	—	—
Total restaurants	80	66	54	44	28

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Fiscal year 2015 ended on December 27, 2015, fiscal year 2014 ended on December 28, 2014 and fiscal year 2013 ended December 29, 2013. Each fiscal year comprised of 52 weeks.

Key Financial Definitions

Revenue. Revenue primarily consists of food and beverage sales, and merchandise sales, such as BWW sauce and Bagger Dave’s Craft Sodas. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.

Food, Beverage, and Packaging Costs. Food, beverage and packaging costs consist primarily of food, beverage, packaging and merchandise-related costs. The components of food, beverage and packaging costs are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in commodity costs.

Compensation Costs.  Compensation costs include restaurant management salaries, front- and back-of-house hourly wages, and restaurant-level manager bonuses, team member benefits and payroll taxes.

Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances and the adjustment to straight-line rent. These expenses are generally fixed, but a portion may vary with an increase in sales if the lease contains a percentage rent provision.

Other Operating Costs. Other operating costs consist primarily of restaurant-related operating costs, such as supplies, utilities, repairs and maintenance, travel cost, insurance, credit card fees, recruiting and security. These costs generally increase with sales volume but decline as a percentage of revenue.  For DRH-owned BWW restaurants, this expense category also includes franchise royalty and national advertising fund expense.

General and Administrative Expenses.  General and administrative expenses include costs associated with administrative and operational support functions including senior and supervisory management and staff compensation costs (including stock-based compensation) and benefits, marketing and advertising expenses, travel, legal and professional fees, information systems, support office rent and other related support costs.

Pre-Opening Costs.  Restaurant pre-opening costs consist of expenses incurred to open a new restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, team member payroll and related training costs for new team members. Restaurant pre-opening expenses also include rent recorded during the period between date of possession and the restaurant opening date. In addition, the Company includes restaurant labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training and initial staff turnover.

Depreciation and Amortization.   Depreciation and amortization includes depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.

Interest Expense.  Interest expense consists primarily of interest on our outstanding indebtedness and the amortization of our debt issuance costs, reduced by capitalized interest.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 with each line item in dollars and as a percentage of revenue.

	Fiscal Years-Ended
	2015	2014	2013
Total revenue	100.0%	100.0%	100.0%

Operating expenses
Food, beverage and packaging costs	28.7%	28.9%	30.0%
Compensation costs	26.9%	26.0%	25.8%
Occupancy costs	7.2%	5.6%	5.9%
Other operating costs	21.9%	21.2%	19.9%
General and administrative expenses	8.9%	6.8%	6.7%
Pre-opening costs	1.9%	2.7%	3.0%
Depreciation and amortization	9.6%	8.5%	7.3%
Impairment and loss on asset disposal	8.3%	0.8%	0.1%
Total operating expenses	113.2%	100.5%	98.7%

Operating profit (loss)	(13.2)%	(0.5)%	1.3%

Interest expense	(2.4)%	(1.8)%	(1.6)%
Other income, net	0.5%	0.0%	0.1%

Loss before income taxes	(15.2)%	(2.3)%	(0.1)%

Income tax benefit	(5.8)%	(1.3)%	(0.2)%

Net income (loss)	(9.4)%	(1.0)%	0.1%

FISCAL YEAR 2015 COMPARED WITH FISCAL YEAR 2014

Revenue

Total revenue for Fiscal Year 2015 was $172.5 million, an increase of $44.1 million, or 34.3%, over revenue generated during Fiscal Year 2014.  The increase was attributable to increased same store sales, two BWW acquisitions (three restaurants in the Tampa, FL market June 28, 2014 and 18 restaurants in the St. Louis, MO market on June 29, 2015), and the opening of eight DRH-owned restaurants (five Bagger Dave's and three BWW restaurants). $3.8 million of the increase was attributable to 2.9% same store sales for 55 BWW and 10 Bagger Dave's restaurants. $24.1 million of the increase in sales was attributable to the acquisition of 21 total BWW restaurants. The remaining $16.2 million increase is a result of restaurants opening prior to entering the comparable sales base (18 months and 24 months for BWW and Bagger Dave's, respectively), including eight Bagger Dave's and seven BWW restaurants. Same store sales increase by concept was 1.3% and 3.0% for Bagger Dave's and BWW, respectively.

Operating Expenses

Food, beverage and packaging costs increased by $12.4 million, or 33.4%, to $49.4 million in Fiscal Year 2015 from $37.1 million in Fiscal Year 2014 as a result of the increase in the number of restaurants and inflationary factors.  Food, beverage, and packaging cost as a percentage of sales decreased to 28.7% in Fiscal Year 2015 from 28.9% in Fiscal Year 2014 primarily due to increased menu pricing and waste reduction efforts which offset net commodity cost inflation driven primarily by bone-in chicken wing prices.  Average cost per pound for bone-in chicken wings increased 18.3% to $1.81 in Fiscal Year 2015 from $1.53 in Fiscal Year 2014.

Compensation costs increased by $13.0 million, or 38.9%, to $46.3 million in Fiscal Year 2015 from $33.3 million in Fiscal Year 2014. The increase was primarily due to the increase in the number of restaurants operating in 2015. Eight new restaurants were opened and 18 restaurants were acquired in Fiscal Year 2015.  Compensation cost as a percentage of sales increased to 26.9% in Fiscal Year 2015 from 26.0% in Fiscal Year 2014. A variance of 0.2% was attributable to the rollout of the new chef-inspired menu at Bagger Dave's, 0.1% variance is due to increased hourly wages, primarily tipped wages, 0.3% is a result of our investment into the guest experience at Bagger Dave's by mandating minimum staffing levels, and the remaining 0.2% is a result of turnover and productivity.

Occupancy costs increased by $5.2 million, or 71.8%, to $12.4 million in Fiscal Year 2015 from $7.2 million in Fiscal Year 2014 primarily due to the increase in the number of restaurants operating in 2015, including the acquisition of 18 BWW restaurants.  Occupancy cost as a percentage of sales increased to 7.2% in Fiscal Year 2015 from 5.6% in Fiscal Year 2014. Approximately 100 basis points pertain to rents from the sale leaseback of the 12 previously owned properties and approximately 40 basis points pertain to the one-time expense for lease liability of the12 restaurants closed restaurants.

Other operating costs increased by $10.5 million, or 38.6%, to $37.7 million in Fiscal Year 2015 from $27.2 million in Fiscal Year 2014 primarily due to the increase in the number of restaurants operating in 2015.  Other operating cost as a percentage of sales increased to 21.9% in Fiscal Year 2015 from 21.2% in Fiscal Year 2014 primarily due to one-time expenses, much of which is related to the Company's efforts to ensure that the 18 acquired restaurants operate to DRH standards. Investing in equipment repairs and maintenance, restaurant supplies, team member incentives and leading-edge technology allows for enhanced team member and guest experience which we anticipate will drive incremental sales in the St. Louis market.

General and administrative expenses increased by $6.6 million, or 74.7%, to $15.4 million in Fiscal Year 2015 from $8.8 million in Fiscal Year 2014. During fiscal year 2015. we executed two sale leasebacks, pursued several acquisitions, successfully closed on a $54.0 million 18-restaurant acquisition, settled a class-action lawsuit for $1.9 million and transitioned accounting in-house. General and administrative costs as a percentage of sales increased to 8.9% in Fiscal Year 2015 from 6.8% in Fiscal Year 2014 of which 2.0% was a result of the aforementioned projects and acquisition-related expenses.

Pre-opening costs decreased by $0.2 million, or 6.6%, to $3.2 million in Fiscal Year 2015 from $3.5 million in Fiscal Year 2014. The decrease in pre-opening costs was due to the timing and costs to open new restaurants during Fiscal Year 2015.  The Company opened eight new restaurants and relocated one in Fiscal Year 2015 versus nine new restaurant openings and two relocations openings in Fiscal Year 2014. As a percentage of sales, pre-opening costs decreased to 1.9% in Fiscal Year 2015 from 2.7% in Fiscal Year 2014.

Depreciation and amortization increased by $5.6 million, or 51.3%, to $16.6 million in Fiscal Year 2015 from $11.0 million in Fiscal Year 2014 primarily due to the increase in the total number of restaurants operating in 2015. Depreciation and amortization as a percentage of sales increased to 9.6% in Fiscal Year 2015 from 8.5% in Fiscal Year 2014 partially due to the 18 acquired restaurants and the cost of constructing a restaurant from the ground-up versus a build-out on existing buildings.

Impairment and loss on asset disposal increased by $13.2 million, or 1,292.1%, to $14.2 million in Fiscal Year 2015 from $1.0 million in Fiscal Year 2014.  The increase was primarily due to the closure of 12 restaurants and the $10.0 million write down of their remaining assets. In addition, we impaired $2.8 million of assets for four Bagger Dave's locations. Loss on disposal of assets as a percentage of sales, increased to 8.3% in Fiscal Year 2015 from 0.8% in Fiscal Year 2014.

Interest and Taxes

Interest expense was $4.2 million and $2.3 million during the years ended December 27, 2015 and December 28, 2014, respectively. Of the increase, $0.4 million is a result of expensing extinguished loan fees and expensing a portion of the current loan fees and discounts and the remaining increase was a result of increased debt due to the acquisition and building of new restaurants.

In Fiscal Year 2015, we recorded an income tax benefit of $10.0 million compared with Fiscal Year 2014, when we recorded an income tax benefit of $1.7 million.  The increase in the benefit is primarily due to the increased pre-tax loss.

FISCAL YEAR 2014 COMPARED WITH FISCAL YEAR 2013

Revenue

Total revenue for Fiscal Year 2014 was $128.4 million, an increase of $19.5 million, or 17.9%, over revenue generated during Fiscal Year 2013.  The increase was attributable to increased same store sales, acquisition of three BWW restaurants, and the opening of nine DRH-owned restaurants (six Bagger Dave’s and three BWW restaurants). $3.4 million of the increase was attributable to 3.5% same store sales increase for 37 BWW and 12 Bagger Dave’s restaurants. $3.1 million of the increase in sales was attributable to the acquisition of three BWW restaurants on June 30, 2014. The remaining $13.0 million increase is a result of restaurants opening within the last 18 months, including 12 Bagger Dave’s and five BWW restaurants. Breaking down our same store sales increase of 3.5% into components, 3.4% was attributable to price increases from winter and fall menu rollouts and 0.1% was attributable to increased traffic in our comparable locations.

Operating Expenses

Food, beverage, and packaging costs increased by $4.3 million, or 13.3%, to $37.1 million in Fiscal Year 2014 from $32.7 million in Fiscal Year 2013 as a result of the increase in the number of restaurants and inflationary factors.  Food, beverage and packaging cost as a percentage of sales decreased to 28.9% in Fiscal Year 2014 from 30.0% in Fiscal Year 2013 primarily due to lower bone-in chicken wing costs.  Average cost per pound for bone-in chicken wings decreased 13.1% to $1.53 in Fiscal Year 2014 from $1.76 in Fiscal Year 2013.

Compensation costs increased by $5.2 million, or 18.7%, to $33.3 million in Fiscal Year 2014 from $28.1 million in Fiscal Year 2013.  The increase was primarily due to the increase in number of restaurants operating in 2014. Nine new restaurants were opened and three restaurants were acquired in Fiscal Year 2014.  Compensation costs as a percentage of sales increased to 26.0% in Fiscal Year 2014 from 25.8% in Fiscal Year 2013.

Occupancy costs increased by $0.8 million, or 12.9%, to $7.2 million in Fiscal Year 2014 from $6.4 million in Fiscal Year 2013 primarily due to the increase in the number of restaurants operating in 2014, including the acquisition of three BWW restaurants.  Occupancy cost as a percentage of sales decreased to 5.6% in Fiscal Year 2014 from 5.9% in Fiscal Year 2013 due to the increase of purchased real estate versus leasing of property in late fiscal 2013 and throughout fiscal 2104. In Fourth Quarter 2014, DRH finalized the sale-leaseback transaction for ten of the twelve Company owned properties, as further discussed in Note 2 of the Consolidated Financial Statements.

Other operating costs increased by $5.5 million, or 25.6%, to $27.2 million in Fiscal Year 2014 from $21.7 million in Fiscal Year 2013 primarily due to the increase in the number of restaurants operating in 2014.  Other operating costs as a percentage of sales increased to 21.2% in Fiscal Year 2014 from 19.9% in Fiscal Year 2013 due to implementing new information technology initiatives as well as increased in third-party costs for hiring and accounts payable processing.

General and administrative expenses increased by $1.5 million, or 20.9%, to $8.8 million in Fiscal Year 2014 from $7.3 million in Fiscal Year 2013 due to additional hiring of support staff for our on-going growth, increased professional fees, a result of the Florida BWW acquisition, and increased marketing costs, which historically ranges between 2.0% to 2.2% of sales. General and administrative cost as a percentage of sales increased to 6.8% in Fiscal Year 2014 from 6.7% in Fiscal Year 2013.

Pre-opening costs increased by $0.3, or 7.5%, to $3.5 million in Fiscal Year 2014 from $3.2 million in Fiscal Year 2013. The increase in pre-opening costs was due to the timing and costs to open new restaurants during Fiscal Year 2014.  The Company had nine new restaurant openings and two relocations in Fiscal Year 2014 versus ten new restaurant openings and one relocation openings in Fiscal Year 2013. As a percentage of sales, pre-opening costs decreased to 2.7% in Fiscal Year 2014 from 3.0%.

Depreciation and amortization increased by $3.0 million, or 37.4%, to $11.0 million in Fiscal Year 2014 from $8.0 million in Fiscal Year 2013 primarily due to the increase in the total number of restaurants operating 2014. Depreciation and amortization as a percentage of sales increased to 8.5% in Fiscal Year 2014 from 7.3% in Fiscal Year 2013 due to the increased investment in ground-up development of the restaurants.

Impairment and loss on asset disposal increased by $0.9 million, or 942.3%, to $1.0 million in Fiscal Year 2014 from $0.1 million in Fiscal Year 2013.  The increase was primarily due to a $0.5 million loss from our sale leaseback transaction and $0.4 million of which was a direct consequence of transitioning all of our locations to a new point of sale system.  Loss on disposal of property and equipment as a percentage of sales increased to 0.8% in Fiscal Year 2014 from 0.1% in Fiscal Year 2013.

Interest and Taxes

Interest expense was $2.3 million and $1.7 million during the years ended December 28, 2014 and December 29, 2013, respectively. The increase is associated with the $77.0 million senior secured credit facility with Citizens, N.A. ("Citizens") which was effective December 16, 2014 and includes the write-off of loan fees of $0.3 million. Increased borrowings for new restaurant development in 2014 was also a contributing factor.

In Fiscal Year 2014, we recorded an income tax benefit of $1.7 million compared with Fiscal Year 2013, when we recorded an income tax benefit of $0.3 million.   The increase in the benefit is primarily due to the increased pre-tax loss and the increased tip credits.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company, entered into a $155.0 million Senior Secured Credit Facility with Citizens (the “June 2015 Senior Secured Credit Facility”). The June 2015 Senior Secured Credit Facility consists of a $120.0 million Term Loan (the "June 2015 Term Loan"), a $30.0 million development line of credit (the "June 2015 DLOC") and a $5.0 million revolving line of credit (the "June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance the acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin, no amount was outstanding as of December 27, 2015.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The financial covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. In connection with the closure of three locations discussed in Note 4, during the Third Quarter the Company violated one of its non-financial loan covenants related to the number of allowable restaurant closures. In the Third Quarter our primary lender modified our covenants within our debt agreement to allow for the closure of specified locations and one time transaction fees associated with the St. Louis acquisition and the wage-claim settlement, discussed in Note 14 of the Consolidated Financial Statements. As of December 27, 2015 the Company was in compliance with the loan covenants.

We believe that along with our current cash balance, the cash flow from operations and availability of credit will be sufficient to meet our operational, development and debt obligations for at least the next 12 months.

Our capital requirements are primarily dependent upon the pace of our new restaurant growth plan. The new restaurant growth plan is primarily dependent upon economic conditions, the real estate market and resources to both develop and operate new restaurants.  In addition to new restaurants, our capital expenditure outlays are also dependent on the cost and potential obligation to invest in maintenance, facility upgrades, capacity enhancements, information technology and other general corporate capital expenditures.

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations, but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies, which may include land purchases, land leases, and ground-up construction of a building to house our restaurant operation.  We expect that a build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.7 million to $2.1 million (excluding potential tenant incentives). Excluding land and building, we expect the build-out of a new Bagger Dave’s restaurant will, on average, require a total cash investment of $1.1 million to $1.4 million (excluding potential tenant incentives).  We expect to spend up to $0.3 million per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives of up to $0.4 million.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash payback on our initial total capital investment of less than four years. The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.

Cash flow from operations for fiscal 2015, 2014, and 2013 was $9.4 million, $11.3 million and $7.2 million respectively. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Opening new restaurants, including construction of the buildings associated with the new restaurant openings, is our primary use of capital and was 65.0% of our capital expenditures in 2015. For 2016, capital expenditures are anticipated to be between $14.0 million and $16.0 million. We plan to use the capital as follows: 35.0% for new restaurant openings, 15.0% for construction of buildings associated with new restaurant openings; and the remaining 50.0% for restaurant remodels, upgrades and other general corporate purposes.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $1.3 million (for a full extensive remodel of the restaurant), we target remodels of $0.6 million to upgrade a typical BWW restaurant to the new Stadia design. The strategy of the Company is to fully remodel existing BWW restaurants to the new Stadia design at time of scheduled refresh or remodel typically within seven years or less of opening.

Mandatory Upgrades

In fiscal 2015, we began seven mandatory remodels of existing DRH-owned BWW restaurants and completed four, which were funded with cash from operations. We have four mandatory remodels for DRH-owned BWW locations in 2016 including three additional remodels that began in 2015 and carried over in 2016. All upgrades were funded with cash from operations.

Discretionary Upgrades and Relocations

In fiscal year 2015, the Company invested additional capital to provide minor upgrades to a number of its existing locations, all of which were funded by cash from operations. These improvements primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal 2015, we completed three discretionary remodels. In First Quarter 2015, we relocated one DRH-owned BWW location in lieu of a remodel. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations and discretionary remodels are funded by a combination of cash from operations and borrowing from our credit facility.

2016 Capital Plan

We previously stated that we expected to operate between 35 and 39 Bagger Dave’s restaurants by the end of 2017, however, we have paused the development of Bagger Dave's restaurants beginning in 2016, and as a result have shifted our focus primarily to the growth of our BWW portfolio, which represents the overwhelming majority of both our revenue and restaurant profit.  Accordingly, we will not commit to further development of Bagger Dave’s restaurants beyond the one restaurant currently under construction.  We believe that following this strategy will significantly reduce our capital needs and increase operating cash flow in the near term.  In 2016, we anticipate our capital expenses to range between $14.0 million and $16.0 million, nearly half of the 2015 capital expenditures. Our capital expenses for 2016 will include the development of two BWW restaurants and one Bagger

Dave’s restaurant, all of which are under construction.  Our remaining capital needs will include four BWW Stadia remodels of existing locations and various maintenance capital expenditures. Remodels and refreshes represent roughly 50.0% of our current 2016 plan and although we can borrow on these items, we intend on funding these remodels and refreshes using cash from operations.  Additionally, we expect to increase profitability by reducing preopening expenses, including training costs, and through gains in efficiency as we focus on improving operations and cost management initiatives.  Finally, we expect to improve our net debt coverage ratios by reducing our borrowing needs for the development of new restaurants and by using excess cash to pay down debt.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 27, 2015:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt [1]	$126,601,307	$9,918,827	$21,522,363	$95,160,117	$—
Operating lease obligations	90,043,523	10,259,154	20,235,327	17,799,737	41,749,305
Commitments for restaurants under development [2]	11,146,773	5,966,476	680,000	1,043,692	3,456,605
	$227,791,603	$26,144,457	$42,437,690	$114,003,546	$45,205,910

[1]
Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variable of the rates. See Note 10 for additional details.

[2]	Amount represents capital expenditures DRH is obligated to pay for restaurants under development in addition to noncancelable operating leases for these restaurants.

Impact of Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests.  The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

All of our restaurant staff members are paid hourly rates related to the federal minimum wage.  Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 42 BWW restaurants within its designated "development territory” by April 1, 2021. As of December 27, 2015, 27 of the required 42 ADA restaurants had been opened for business. We remain on track to fulfill our obligation under the amended ADA, and we expect to operate a total of 77 BWW restaurants by the end of 2020, exclusive of potential acquisitions of additional BWW restaurants.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. We consider an accounting estimate to be critical if it requires assumptions to be made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations.

Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Based on management's quantitative analysis, an impairment of $2.8 million was recorded for four Bagger Dave's locations as of December 27, 2015. Refer to Note 4 of the Consolidated Financial Statements for additional information. For fiscal years ended December 28, 2014 and December 29, 2013 no impairment losses were recognized.

We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improvement of operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets, as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. In June 2015, DRH management had determined three Bagger Dave's locations were underperforming and it was best to reallocate valuable resources to higher performing locations. In late July 2015, the Board of Directors approved the closure of these three Bagger Dave's locations. The restaurants closed on August 7, 2015. Additionally, in the Fourth Quarter 2015, DRH management determined nine additional restaurants were to be closed due to under-performance. The Board of Directors approved the closure of the locations on December 15, 2015. Closures occurred on December 27, 2015. Refer to Note 4 for additional details.

Indefinite-Lived Intangible Assets

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2015, 2014 or 2013.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At December 27, 2015 and December 28, 2014, we had goodwill of $50.1 million and $11.0 million that was assigned to our Buffalo Wild Wings reporting unit.

The impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 27, 2015 and December 28, 2014 , based on our quantitative analysis, goodwill was considered recoverable.

Investments

The Company’s investment securities are classified as available-for-sale. Investments classified as available-for-sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, and accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 5 for details.

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

In accordance with the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized. In fiscal 2015, we had undergone significant changes to our company structure. This includes the disposition and acquisition of assets, namely the closure of 12 underperforming restaurants, impairment of four Bagger Dave’s restaurants and acquisition of 18 profitable BWW restaurants. As such, we believe the changes to our company in fiscal 2015 combined with the planned opening of additional BWW restaurants will provide future taxable income prior to the expirations of carryfowards, which begin in 2028. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company applies the provisions of ASC 740, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 27, 2015 and December 28, 2014.

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  Our derivative financial instruments are recorded at fair value on the balance sheet. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portion of the change in fair value of a hedge would be recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 10 and Note 17 for additional information on the interest rate swap agreements.

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

As of December 27, 2015, DRH had $126.6 million of variable-rate debt with a weighted average interest rate of 3.86%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $1.3 million fluctuation in pretax income. See Notes 1, 10 and 17 of our audited Consolidated Financial Statements for additional information.

Inflation

The primary inflationary factors affecting our operations are food, labor and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the fiscal years ended December 27, 2015 and December 28, 2014, chicken wings accounted for approximately 34.3% and 29.7%, with an average price per pound of $1.81 and $1.53, respectively.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm are included in this Annual Report and are incorporated herein by reference.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diversified Restaurant Holdings, Inc. and Subsidiaries
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 27, 2015 and December 28, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries at December 27, 2015 and December 28, 2014, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diversified Restaurant Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Troy, Michigan
March 11, 2016

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 27, 2015. This assessment was based on criteria for effective internal control over financial reporting described in   Internal Control — Integrated Framework   (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 27, 2015, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Diversified Restaurant Holdings, Inc.

/s/ T. Michael Ansley	Dated:	March 11, 2016
T. Michael Ansley
Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ David G. Burke	Dated:	March 11, 2016
David G. Burke
Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 27, 2015	December 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$14,200,528	$18,688,281
Investments	—	2,917,232
Accounts receivable	620,942	1,417,510
Inventory	1,934,584	1,335,774
Prepaid assets	1,618,429	397,715
Total current assets	18,374,483	24,756,512

Deferred income taxes	13,320,177	2,960,640
Property and equipment, net	79,189,661	71,508,950
Intangible assets, net	3,984,033	2,916,498
Goodwill	50,097,081	10,998,630
Other long-term assets	1,152,377	305,804
Total assets	$166,117,812	$113,447,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,807,552	$7,043,143
Accrued compensation	3,087,883	2,786,830
Other accrued liabilities	3,663,211	1,357,510
Current portion of long-term debt	9,918,827	8,155,903
Current portion of deferred rent	396,113	377,812
Total current liabilities	24,873,586	19,721,198

Deferred rent, less current portion	2,826,210	3,051,445
Unfavorable operating leases	671,553	693,497
Other liabilities	4,463,631	3,212,376
Long-term debt, less current portion	116,682,480	53,612,496
Total liabilities	149,517,460	80,291,012

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,298,725 and 26,149,824, respectively, issued and outstanding	2,584	2,582
Additional paid-in capital	36,136,332	35,668,001
Accumulated other comprehensive loss	(1,006,667)	(175,156)
Accumulated deficit	(18,531,897)	(2,339,405)
Total stockholders' equity	16,600,352	33,156,022

Total liabilities and stockholders' equity	$166,117,812	$113,447,034

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Revenue	$172,485,378	$128,413,448	$108,886,139

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	49,437,576	37,058,821	32,719,254
Compensation costs	46,315,042	33,337,000	28,096,721
Occupancy	12,377,659	7,205,420	6,381,052
Other operating costs	37,723,846	27,214,208	21,675,473
General and administrative expenses	15,351,440	8,786,520	7,270,597
Pre-opening costs	3,244,157	3,473,664	3,230,122
Depreciation and amortization	16,582,236	10,956,951	7,974,481
Impairment and loss on asset disposals	14,242,705	1,023,144	98,162
Total operating expenses	195,274,661	129,055,728	107,445,862

Operating profit (loss)	(22,789,283)	(642,280)	1,440,277

Interest expense	(4,211,255)	(2,274,041)	(1,718,711)
Other income (expense), net	822,039	(58,912)	151,292

Loss before income taxes	(26,178,499)	(2,975,233)	(127,142)

Income tax benefit	(9,986,007)	(1,706,736)	(261,450)

Net income (loss)	$(16,192,492)	$(1,268,497)	$134,308

Basic earnings per share	$(0.62)	$(0.05)	$0.01
Fully diluted earnings per share	$(0.62)	$(0.05)	$0.01

Weighted average number of common shares outstanding
Basic	26,211,669	26,092,919	23,937,188
Diluted	26,211,669	26,092,919	24,058,072

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Net income (loss)	$(16,192,492)	$(1,268,497)	$134,308

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $430,468, $23,097 and $35,084.	(835,315)	44,836	68,106
Unrealized changes in fair value of investments, net of tax of $1,959, $13,071 and $15,030.	3,804	25,372	(29,176)
Total other comprehensive income (loss)	(831,511)	70,208	38,930

Comprehensive income (loss)	$(17,024,003)	$(1,198,289)	$173,238

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances - December 30, 2012	18,951,700	$1,888	$2,991,526	$(284,294)	$(1,205,216)	$1,503,904

Issuance of restricted shares	145,575	—	—	—	—	—

Forfeitures of restricted shares	(57,108)	—	—	—	—	—

Sale of common stock from follow-on public offering, net of fees and expenses	6,900,000	690	31,906,990	—	—	31,907,680

Stock options exercised	104,638	2	74,997	—	—	74,999

Employee stock purchase plan	4,773	—	23,452	—	—	23,452

Share-based compensation	—	—	278,290	—	—	278,290

Other comprehensive income	—	—	—	38,930	—	38,930

Net income	—	—	—	—	134,308	134,308

Balances - December 29, 2013	26,049,578	$2,580	$35,275,255	$(245,364)	$(1,070,908)	$33,961,563

Issuance of restricted shares	91,966	—	—	—	—	—

Forfeitures of restricted shares	(2,735)	—	—	—	—	—

Employee stock purchase plan	11,015	2	53,936	—	—	53,938

Share-based compensation	—	—	338,810	—	—	338,810

Other comprehensive income	—	—	—	70,208	—	70,208

Net loss	—	—	—	—	(1,268,497)	(1,268,497)

Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Issuance of restricted shares	131,752	—	—	—	—	—

Forfeitures of restricted shares	(8,587)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(1,387)	—	(4,443)	—	—	(4,443)

Employee stock purchase plan	21,623	1	71,614	—	—	71,615

Share-based compensation	—	—	424,414	—	—	424,414

Stock repurchase	(24,500)	(2)	(98,250)	—	—	(98,252)

Stock options exercised	30,000	3	74,996	—	—	74,999

Other comprehensive loss	—	—	—	(831,511)	—	(831,511)

Net loss	—	—	—	—	(16,192,492)	(16,192,492)

Balances - December 27, 2015	26,298,725	$2,584	$36,136,332	$(1,006,667)	$(18,531,897)	$16,600,352

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities
Net income (loss)	$(16,192,492)	$(1,268,497)	$134,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,582,236	10,956,951	7,974,481
Amortization and write-off of debt discount and loan fees	240,036	331,650	76,407
Realized gain on sale leaseback	(157,208)	—	—
Realized loss on investments	—	33,406	—
Impairment and loss on asset disposals	14,242,705	1,023,144	98,162
Share-based compensation	424,414	338,810	278,290
Deferred income taxes	(9,986,007)	(1,834,048)	(336,223)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	796,568	(168,570)	(1,000,537)
Inventory	(207,329)	(264,148)	(208,542)
Prepaid assets	(1,220,714)	157,429	(107,715)
Intangible assets	(86,907)	(123,345)	(660,966)
Other long-term assets	(846,573)	(184,136)	(3,523)
Accounts payable	3,291,684	1,470,923	(497,999)
Accrued liabilities	2,775,105	1,123,372	208,742
Deferred rent	(206,934)	(297,688)	1,226,086
Net cash provided by operating activities	9,448,584	11,295,253	7,180,971

Cash flows from investing activities
Purchases of investments	—	(7,469,555)	(13,883,671)
Proceeds from sale of investments	2,952,302	13,111,935	5,278,048
Purchases of property and equipment	(32,502,997)	(38,988,376)	(25,345,370)
Acquisition of business, net of cash acquired	(54,041,489)	(3,202,750)	—
Proceeds from sale leaseback transaction	5,565,808	19,079,401	—
Net cash used in investing activities	(78,026,376)	(17,469,345)	(33,950,993)

Cash flows from financing activities
Proceeds from issuance of long-term debt	72,963,858	84,008,979	61,743,866
Repayments of long-term debt	(8,166,667)	(68,513,901)	(60,117,830)
Payment of loan fees	(751,071)	(249,116)	—
Proceeds from employee stock purchase plan	71,615	53,938	23,452
Repurchase of stock	(98,252)	—	—
Stock options exercised	74,999	—	—
Tax withholding for restricted stock units	(4,443)	—	—
Proceeds from sale of common stock, net of underwriter fees	—	—	31,982,679
Net cash provided by financing activities	64,090,039	15,299,900	33,632,167

Net increase (decrease) in cash and cash equivalents	(4,487,753)	9,125,808	6,862,145

Cash and cash equivalents, beginning of period	18,688,281	9,562,473	2,700,328

Cash and cash equivalents, end of period	$14,200,528	$18,688,281	$9,562,473

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a fast-growing restaurant company operating two complementary concepts:  Buffalo Wild Wings ® Grill & Bar (“BWW”) and Bagger Dave’s Burger Tavern ®  (“Bagger Dave’s”).  As the largest franchisee of BWW and as the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.    We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 27, 2015 we had 80 restaurants in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

In 2008, DRH became publicly-owned completing a self-underwritten initial public offering for $735,000 and 140,000 shares. We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), AMC Burgers, Inc. (“BURGERS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own and operate Bagger Dave's and DRH-owned BWW restaurants located throughout Florida, Illinois, Indiana, Michigan and Missouri.

DRH is the largest BWW franchisee and currently operates 62 DRH-owned BWW restaurants (20 in Michigan, 15 in both Florida and Missouri, seven in Illinois and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. ("BWLD") and expect to operate 77 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions. In 2014, DRH was awarded the Franchisee of the Year and our COO received the Founder’s Award by BWLD.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 18 Bagger Dave’s restaurants, 16 in Michigan and one in both Indiana and Ohio.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
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

WINGS was formed on March 12, 2007 and serves as a holding company for our DRH-owned BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from December 2020 through December 2035, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through December 2050.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013, and serves as the holding company for the real estate properties owned by DRH. Currently, DRH owns one property. Due to the closure of the restaurant in 2015, DRH will be selling this property in fiscal 2016. Refer to Note 4 for additional information on restaurant closures. DRH also owned two Bagger Dave’s restaurants, which were sold as part of the sale leaseback transaction that occurred in Second Quarter and Third Quarter of 2015. Refer to Note 2 for additional information on the sale leaseback transactions.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2015 ended on December 27, 2015, fiscal year 2014 ended on December 28, 2014, and fiscal year 2013 ended December 29, 2013. Each fiscal year was comprised of 52 weeks.

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

Investments

The Company’s investment securities are classified as available-for-sale. Investments classified as available-for-sale are available to be sold in the future in response to the Company’s liquidity needs, changes in market interest rates, tax strategies, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity, and

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly, have no effect on net income. Realized gains or losses on sale of investments are determined on the basis of specific costs of the investments. Dividend income is recognized when declared and interest income is recognized when earned. Discount or premium on debt securities purchased at other than par value are amortized using the effective yield method. See Note 5 for details.

Accounts Receivable

Accounts receivable primarily consist of contractually determined receivables for leasehold improvements and are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense or deferred rent as applicable.  There was no allowance for doubtful accounts necessary at December 27, 2015 and December 28, 2014.

Gift Cards

Buffalo Wild Wings

The Company records gift cards under a BWLD system-wide program.  Gift cards sold are recorded as a gift card liability.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  At times, gift card redemptions can exceed amounts due to BWLD for gift card purchases resulting in an asset balance.  Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of BWLD, and is subject to the breakage laws in the state of Minnesota, where Blazin Wings, Inc. is located.

Bagger Dave’s

The Company records Bagger Dave's gift card sales as a gift card liability when sold.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Michigan law states that gift cards cannot expire and any post-sale fees cannot be assessed until 5 years after the date of gift card purchase by the consumer. There is no breakage attributable to Bagger Dave's restaurants for the Company to record as of December 27, 2015 and December 28, 2014.

The Company's net gift card asset/liability was a liability of $136,874 and $10,706 as of December 27, 2015 and December 28, 2014, respectively.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash used by operating activities in the Consolidated Statements of Cash Flows.

Prepaids and Other Long-Term Assets

Prepaid assets consist principally of prepaid rent, insurance and contracts and are recognized ratably as operating expense over the period of future benefit. Other assets consist primarily of security deposits for operating leases and utilities.

Property and Equipment

Property and equipment are recorded at cost. Buildings are depreciated using the straight-line method over the estimated useful life, which is typically 39 years. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets, which is typically five - 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

The Company capitalizes items associated with construction but not yet placed into service, known as construction in progress (“CIP”). Items capitalized include fees associated with the design, build out, furnishing of the restaurants, leasehold improvements, construction period interest (when applicable), equipment, and furniture and fixtures. Restaurant CIP is not amortized or depreciated

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

until the related assets are placed into service. Items are placed into service according to their asset category when the restaurant is open for service.

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are stated at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life, as follows: Franchise fees- 10 – 20 years, Trademarks- 15 years, Non-compete- 3 years, Favorable and unfavorable leases- over the term of the respective leases and Loan fees- over the term of the respective loan.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Refer to Note 4 for additional information.

We account for exit or disposal activities, including restaurant closures, in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. Refer to Note 4 for additional information.

Indefinite-Lived Intangible Assets

Liquor licenses also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2015, 2014 or 2013.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At December 27, 2015 and December 28, 2014, we had goodwill of $50.1 million and $11.0 million that was assigned to our Buffalo Wild Wings reporting unit.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. All goodwill was considered recoverable as of December 27, 2015 and December 28, 2014 based on our quantitative analysis.

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, our operating leases contain renewal options under which we may extend the initial lease terms for periods of five to 10 years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease, including option renewals as deemed reasonably assured. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any "rental holidays", "free rent periods", and "landlord incentives or allowances".

Deferred Gains

Deferred gains on the sale leaseback transaction described in Note 2, are recognized into income over the life of the related operating lease agreements.

Revenue Recognition

Revenues from food and beverage sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

Advertising

Advertising expenses associated with contributions to the BWLD advertising fund (3.0% of net sales globally plus an additional 0.25% or 0.5% of net sales for certain metropolitan cities) are expensed as contributed and all other advertising expenses are expensed as incurred. Advertising expenses of $3.4 million, $2.3 million and $0.5 million are included in general and administrative expenses in the Consolidated Statements of Operations and advertising expense of $4.6 million, $3.5 million and $2.8 million are included in other operating costs in the Consolidated Statements of Operations for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs were $3.2 million, $3.5 million, and $3.2 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $903,000, $516,000 and $1.1 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

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

The Company applies the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 27, 2015 and December 28, 2014.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration Risks

Approximately 79.9%, 79.1%, and 80.9% of the Company's revenues for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively, were generated from food and beverage sales from restaurants located in the Midwest region.

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

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations.  Our derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the Consolidated Statements of Operations when the hedged item affects earnings. Ineffective portion of the change in fair value of a hedge would be recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheets in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 10 and Note 17 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Topic 740: Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which simplifies the presentation of deferred income taxes. ASU No. 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The Company adopted this

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard as of December 27, 2015, with prospective application. The adoption of ASU No. 2015-17 had no impact on the Company’s Consolidated Statements of Operations and Comprehensive Income.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which updates guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance in fiscal year 2016. We do not expect the standard will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

2. SIGNIFICANT BUSINESS TRANSACTIONS

2013 follow-on offering

On April 23, 2013, the Company completed an underwritten, follow-on equity offering of 6.9 million shares of common stock at a price of $5.00 per share to the public. After deducting underwriting discounts, commissions, and other offering expenses, the net proceeds to DRH from the offering were $31.9 million. Refer to our Form S-1/A filed on April 15, 2013 for additional information.

Sale leaseback transactions

On October 6, 2014, the Company entered into a sale leaseback agreement for $24.6 million with a third-party Real Estate Investment Trust (“REIT”). The arrangement includes the sale of 12 properties, six Bagger Dave’s locations and six BWW locations. In Q4 2014, we closed on ten of the 12 properties, with total proceeds of $19.1 million.  In connection with the closing of the sale-leaseback transactions in Q4 2014, the Company recorded losses of approximately $0.5 million, which is included in loss on disposal of property and equipment on the Consolidated Statements of Operations. The Company also recorded deferred gains of $2.3 million for the properties sold at a gain as of December 28, 2014. We closed on the two remaining properties in June 2015 and August 2015. We received total proceeds of $5.6 million and recorded losses of $0.4 million, which is recorded in impairment and loss on asset disposals on the Consolidated Statements of Operations. In pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate 5-year renewal options. At December 27, 2015, $0.2 million of the deferred gain was recorded in other accrued liabilities and $2.0 million of the deferred gain was recorded in other liabilities on the Consolidated Balance Sheets. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements. See Notes 6 and 13 for additional information.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS

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

The excess of the purchase price over the aggregate fair value of assets acquired is allocated to goodwill, which will be deductible for tax purposes. The results of operations of these locations are included in our Consolidated Statements of Operations from the date of acquisition. The Company found it impracticable to report the supplemental pro forma information for the Florida 2014 Acquisition due to the lack of available information.

The results of operations from the acquisition are included in the Company's results beginning June 30, 2014. The actual amounts of revenue and operating loss included in the accompanying Consolidated Statements of Operations for the year ended December 28, 2014 are $3.1 million and $135,796, respectively.

St. Louis - June 29, 2015

On June 29, 2015, the Company, completed the acquisition of substantially all of the assets of A Sure Wing, LLC, a Missouri limited liability company (“ASW”). The assets acquired consist primarily of 18 existing BWW restaurants, 15 in Missouri and three in Illinois. As consideration for the acquisition of the assets, the Company paid $54.0 million in cash at closing, subject to adjustment for cash on hand, inventory and certain prorated items. Seller reimbursed the Company for one-half of all fees imposed by BWLD under its franchise agreements for the transfer of these restaurants. The acquisition provides greater geographic diversity to the Company’s restaurant portfolio.

The following table summarizes the estimated fair values of net assets acquired and liabilities assumed:

Working capital	$413,232
Fixed assets	13,993,000
Intangible assets	505,000
Favorable lease	112,344
Unfavorable lease	(58,797)
Goodwill	39,098,451
Net Cash paid for acquisition	$54,063,230

The excess of the purchase price over the aggregate fair value of assets acquired is allocated to goodwill, which will be deductible for tax purposes. The results of operations of these locations are included in our Consolidated Statements of Operations from the date of acquisition.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the unaudited pro forma financial information as if the acquisition had occurred at the beginning of the periods presented:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014
Revenue	$193,481,326	$168,221,665
Net income (loss)	(15,250,523)	684,575
Basic earnings (loss) per share	(0.58)	0.03
Diluted earnings (loss) per share	(0.58)	0.03

The results of operations from the acquisition are included in the Company's results beginning June 29, 2015. The actual amounts of revenue and net income that are included in the accompanying Consolidated Statements of Operations for the period of June 29, 2015 to December 27, 2015 is $20.9 million and $25,095, respectively. For additional information pertaining to the ASW acquisition refer to the 8-K/a filed on September 3, 2015.

4. IMPAIRMENTS, DISPOSALS AND EXIT COSTS

During 2015, the Company decided to close 12 underperforming locations, eight in Indiana, three in Michigan and one in Florida (the “ 2015 Restaurant Closures”). The Company closed these restaurants during the third and fourth quarters of 2015. In connection with the 2015 Restaurant Closures, the Company recorded expenses of $10.9 million, including property and equipment impairment charges, exit costs associated with lease obligations, employee terminations and other closure related obligations. The Company expects to incur minimal charges in fiscal 2016 related to these closures.

The following table summarizes the Company’s accrual activity related to facility closure and other costs, primarily associated with the 2015 Restaurant Closures during the fiscal year ended December 27, 2015:

Fiscal
2015
Beginning of the year	$—
Charges	1,414,308
Cash payments	(75,122)
End of the year	$1,339,186
At December 27, 2015, $0.9 million of fixed and intangible assets for the closed locations are held for sale, which is recorded in Property and equipment on the Consolidated Balance Sheets. We anticipate auctioning the assets held for sale in First Quarter 2016.

Based on impairment indicators that existed at December 27, 2015, the Company performed an impairment analysis on its long-lived assets subject to amortization and recorded a fixed asset impairment of $2.8 million related to four underperforming Bagger Dave's locations. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets, which was recorded in impairment and loss on asset disposals on the Consolidated Statements of Operations for 2015. For fiscal years ended December 28, 2014 and December 29, 2013, no impairment losses were recognized.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the expenses recognized in the Consolidated Statement of Operations during the year ended December 27, 2015 related to the restaurant closures and impairment of property and equipment:

	Location in the Consolidated statement of Operations	Fiscal
Description		2015
Property and equipment impairments	Impairment and loss on asset disposals	$12,778,155
Facility closure and other expenses	Occupancy costs	733,834
Severance expense	Compensation costs	154,764
		$13,666,753
During 2015, 2014 and 2013, the Company recorded other asset disposal losses of $1.5 million, $1.0 million and $.1 million, respectively.

We are currently monitoring several restaurants in regards to the valuation of long-lived assets and have developed plans to continue improvement of operating results. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

5. INVESTMENTS

Investments consist of available-for-sale securities that are carried at fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Based on the call date of the investments, all securities have maturities of one year or less. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. In the First Quarter 2015, DRH opted to discontinue investing in debt securities and determined investing in a highly liquid money market account was a better fit for the Company's liquidity needs. As of December 27, 2015, the outstanding investments held at December 28, 2014 had fully matured and have been redeemed.

The amortized cost, gross unrealized holding gains, gross unrealized holding loss, and fair value of available-for-sale securities by type are as follows:

	December 28, 2014
	Amortized Cost	Unrealized Gains	Unrealized Loss	Estimated Fair Value
Debt securities:
Obligations of states/municipals	$1,190,261	$—	$(4,278)	$1,185,983
Corporate securities	1,732,734	—	(1,485)	1,731,249
Total debt securities	$2,922,995	$—	$(5,763)	$2,917,232

Gross unrealized gains and losses on available-for-sale securities, recorded in accumulated other comprehensive loss were as follows:

	December 28, 2014	December 29, 2013
Unrealized gain	$—	$236
Unrealized loss	(5,763)	(44,442)
Net unrealized loss	(5,763)	(44,206)
Deferred federal income tax benefit	1,959	15,030
Net unrealized loss on investments, net of deferred income tax	$(3,804)	$(29,176)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 27, 2015	December 28, 2014
Land	$37,500	$3,087,514
Building	2,339,219	2,339,219
Equipment	32,912,992	29,251,119
Furniture and fixtures	8,194,060	7,458,292
Leasehold improvements	72,148,545	56,971,815
Restaurant construction in progress	1,768,027	4,731,045
Total	117,400,343	103,839,004
Less accumulated depreciation	(38,210,682)	(32,330,054)
Property and equipment, net	$79,189,661	$71,508,950

Depreciation expense was $16.6 million, $10.9 million, and $7.9 million during the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

At December 28, 2014, approximately $2.2 million of our restaurant construction in progress was subject to the sale leaseback transaction described in Note 2.

7. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 27, 2015	December 28, 2014
Amortized intangible assets
Franchise fees	$1,278,142	$647,363
Trademark	66,826	64,934
Non-compete	76,560	76,560
Favorable operating leases	351,344	239,000
Loan fees	751,070	130,377
Total	2,523,942	1,158,234

Less accumulated amortization	(557,527)	(377,839)
Amortized intangible assets, net	1,966,415	780,395

Unamortized intangible assets
Liquor licenses	2,017,618	2,136,103
Total intangible assets, net	$3,984,033	$2,916,498

Amortization expense for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 was $102,736, $62,008 and $55,469, respectively. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Loan fees written off to interest expense during the years ended December 27, 2015, December 28, 2014 and December 29, 2013 were $117,339, $308,497 and $76,407, respectively.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
2016	$262,945
2017	261,409
2018	259,734
2019	259,176
2020	182,973
Thereafter	740,178
Total	$1,966,415

The aggregate weighted-average amortization period for intangible assets is 11.3 years.

8. OTHER ACCRUED LIABILITES

	December 27, 2015	December 28, 2014
Sales tax payable	$987,795	$770,938
Accrued interest	495,365	138,538
Closure liability - current	1,008,707	—
Other	1,171,344	448,034
Total accrued other liabilities	3,663,211	1,357,510

9. RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the years ended December 27, 2015, December 28, 2014 and December 29, 2013 were $596,856, $515,948 and $405,187, respectively. As of December 27, 2015 and December 28, 2014, we had unpaid fees of $14,631 and $900, respectively.

See Note 13 for related party operating lease transactions.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 27, 2015	December 28, 2014
Note payable - $120.0 million term loan; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $833,333 plus accrued interest through maturity in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 27, 2015 was approximately 3.86%.	$115,833,333	$—

Note payable - $30.0 million development line of credit; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. Once fully drawn, payments will be due monthly; the note matures June 2020. The rate at December 27, 2015 was approximately 3.86%.	11,090,323

Note payable - $56.0 million term loan; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $666,667 plus accrued interest through maturity in December 2019. Interest was charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 28, 2014 was approximately 2.7%.	—	56,000,000

Note payable - $20.0 million development line of credit; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in December 2019. Interest was charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at December 28, 2014 was approximately 2.7%.	—	5,768,399

Unamortized discount	(322,349)	—

Total debt	126,601,307	61,768,399

Less current portion	(9,918,827)	(8,155,903)

Long-term debt, net of current portion	$116,682,480	$53,612,496

On December 16, 2014, the Company entered into a $77.0 million senior secured credit facility with Citizens (the “December 2014 Senior Secured Credit Facility”).  The December 2014 Senior Secured Credit Facility consist of a $56.0 million term loan (the “December 2014 Term Loan”), a $20.0 million development line of credit (the “December 2014 DLOC”), and a $1.0 million revolving line of credit (the “December 2014 RLOC”). The Company used approximately $35.5 million of the December 2014 Term Loan to refinance existing outstanding debt with Citizens and used approximately $20.0 million of the December 2014 Term Loan to refinance and term out the outstanding balance of the existing development line of credit loan between the Company and Citizens.   The remaining balance of the December 2014 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the December 2014 Senior Secured Credit Facility.  The December 2014 Term Loan was for a period of five years.  Payments of principal were based upon an 84 months straight-line amortization schedule, with monthly principal payments of $666,667 plus accrued interest.  The interest rate for the December 2014 Term Loan was LIBOR plus an applicable margin, which ranged from 2.25% to 3.15%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the December 2014 Term Loan was due and payable on the maturity date of December 16, 2019.  The December 2014 DLOC was for a term of two years and was convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments would be due based on a 84 months straight-line amortization schedule, plus interest, through maturity on December 16, 2014. The December 2014 RLOC was for a term of two years and no amount was outstanding as of December 28, 2014.

In conjunction with the June 29, 2015 acquisition described in Note 3, the Company, entered into a $155.0 million Senior Secured Credit Facility (the “June 2015 Senior Secured Credit Facility”) with Citizens as administrative agent for the Lenders party thereto. The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan ("June 2015 Term Loan"), a $30.0 million

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development line of credit ("June 2015 DLOC"), and a $5.0 million revolving line of credit ("June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance the acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility.

The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the June 2015 Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan is due and payable on June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest at LIBOR plus an applicable margin, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin. As of December 27, 2015 no amounts were outstanding. Fees related to the term debt and paid directly to lenders were recorded as debt discount. Debt discount totaled $322,349, net of accumulated amortization at December 27, 2015. Debt issuance costs represents legal, consulting, and financial costs associated with debt financing, which totaled approximately $674,955 at December 27, 2015. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method. The Company’s evaluation of the June 2015 debt refinancing concluded that the terms of the debt were not substantially modified.

Based on the long-term debt terms that existed at December 27, 2015, the scheduled principal maturities, net of unamortized discount, for the next five years and thereafter are summarized as follows:

Amount
2016	$9,918,827
2017	10,480,330
2018	11,042,033
2019	11,047,760
2020	84,112,357
Thereafter	—
Total	$126,601,307

Interest expense was $4.2 million, $2.3 million and $1.7 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 , respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. In connection with the August 2015 closure of three locations discussed in Note 4, during the Third Quarter the Company violated one of its non-financial loan covenants related to the number of allowable restaurant closures. In the Third Quarter our primary lender modified our covenants within our debt agreement to allow for the closure of specified locations and one time transaction fees associated with the St. Louis acquisition and the wage-claim settlement, discussed in Note 14. As of December 27, 2015 the Company was in compliance with the loan covenants.

At December 27, 2015, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 17 for additional information pertaining to interest rate swaps.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			December 27, 2015
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$7,619,048	$—	$56,280
October 2012	0.9%	October 2017	3,214,286	—	3,027
July 2013	1.4%	April 2018	8,190,476	—	60,164
May 2014	1.5%	April 2018	11,428,571	—	122,716
January 2015	1.8%	December 2019	20,547,619	—	415,459
August 2015	2.3%	June 2020	49,696,875	—	867,609
Total			$100,696,875	$—	$1,525,255

			December 28, 2014
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$9,904,762	$—	$73,492
October 2012	0.9%	October 2017	4,071,429	3,119	—
July 2013	1.4%	April 2018	11,619,048	—	106,061
May 2014	1.5%	April 2018	12,857,143	—	83,192
Total			$38,452,382	$3,119	$262,745

11. STOCK-BASED COMPENSATION

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

Restricted stock awards

During fiscal 2015, 2014, and 2013, restricted shares were issued to certain team members at a weighted-average grant date fair value of $3.56, $4.82, and $5.85, respectively.  Restricted shares are generally granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a three or one year period or upon the three years anniversary of the granted shares, the vesting terms are determined by the Committee.   Unrecognized stock-based compensation expense of $559,509 at December 27, 2015 will be recognized over the remaining weighted-average vesting period of 1.9 years. The total fair value of shares vested during years ended December 27, 2015, December 28, 2014, and December 29, 2013 was $197,045, $193,996, and $169,593, respectively.  Under the Stock Incentive Plan, there are 365,051 shares available for future awards at December 27, 2015.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted stock transactions for fiscal 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	131,752
Vested	(45,521)
Vested shares tax portion	(1,387)
Forfeited	(8,587)
Unvested, December 27, 2015	241,124

The following table presents the restricted stock transactions for fiscal 2014:

Number of Restricted Stock Shares
Unvested, December 29, 2013	116,667
Granted	91,966
Vested	(41,031)
Forfeited	(2,735)
Unvested, December 28, 2014	164,867

The following table presents the restricted stock transactions for fiscal 2013:

Number of Restricted Stock Shares
Unvested, December 30, 2012	54,900
Granted	145,575
Vested	(26,700)
Forfeited	(57,108)
Unvested, December 29, 2013	116,667

On July 30, 2007, DRH granted options for the purchase of 150,000 shares of common stock to the directors of the Company at an exercise price of $2.50 per share. These options vested ratably over a three year period and were set to expire six years from issuance, July 30, 2013. At December 29, 2013, all 150,000 options were fully vested and were exercised either through cash or cashless exercise at a price of $2.50 per share. The intrinsic value of options exercised in 2013 was $679,680.

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share. The intrinsic value of options exercised were $6,300. At December 27, 2015, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options was $19,800, $522,900, and $514,500 as of December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

Employee stock purchase plan

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the December 27, 2015, December 28,

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 and December 29, 2013 we issued 21,623, 11,015 and 4,624 shares, respectively. Under the ESPP, there are 212,589 shares available for future purchase at December 27, 2015.

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

Stock-based compensation

Stock-based compensation of $424,414, $338,810 and $278,290 was recognized during the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity to reflect the fair value of shares vested.

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 27, 2015.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

12. INCOME TAXES

The benefit for income taxes consists of the following components for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Federal
Current	$—	$—	$—
Deferred	(9,073,787)	(1,628,568)	(306,951)
State
Current	—	127,312	74,773
Deferred	(912,220)	(205,480)	(29,272)
Income tax benefit	$(9,986,007)	$(1,706,736)	$(261,450)

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income loss. The items causing this difference are as follows:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Income tax benefit at federal statutory rate	$(8,900,690)	$(1,011,580)	$(43,228)
State income tax, net of federal benefit	(912,221)	(51,689)	30,032
Permanent differences	1,219,947	346,388	271,151
Tax credits	(1,393,043)	(989,855)	(519,405)
Income tax benefit	$(9,986,007)	$(1,706,736)	$(261,450)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company expects the deferred tax assets to

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be fully realizable prior to expiration. Significant components of the Company's deferred income tax assets and liabilities are summarized as follows:

	December 27, 2015	December 28, 2014
Deferred tax assets:
Net operating loss carry-forwards	$7,368,309	$915,900
Deferred rent expense	505,995	481,543
Start-up costs	138,832	99,261
Tax credit carry-forwards	4,810,760	3,417,716
Interest rate swaps	518,589	88,121
Investments	—	1,959
Sale leaseback deferred gain	734,744	788,195
Stock-based compensation	457,680	310,790
Accrued closure liabilities	455,324	—
Other	835,018	397,117
Total deferred tax assets	15,825,251	6,500,602

Deferred tax liabilities:
Tax depreciation in excess of book	1,296,243	3,069,315
Goodwill amortization in excess of book	1,208,831	470,647
Total deferred tax liability	2,505,074	3,539,962

Net deferred income tax assets	$13,320,177	$2,960,640

In accordance with the provisions of ASC 740 a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized. In fiscal 2015, we had undergone significant changes to our company structure. This includes the disposition and acquisition of assets, namely the closure of 12 underperforming restaurants, impairment of four Bagger Dave’s restaurants and acquisition of 18 profitable BWW restaurants. As such, we believe the changes to our company in fiscal 2015 combined with the planned opening of additional BWW restaurants will provide future taxable income prior to the expirations of carryfowards, which begin in 2028. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

The Company expects to use net operating loss and general business tax credit carryforwards before their 20-year expiration. A significant amount of net operating loss carry forwards were created in the past two years with expiration between 2034 and 2035. As of December 27, 2015, the Company has available federal and state net operating loss carryforwards of approximately $21.4 million and $17.6 million, respectively. Of that amount, approximately $600,000 relates to stock-based compensation tax deductions in excess of book compensation expense that will be credited to additional paid in capital in future periods when such deductions reduce taxes payable as determined based on a "with-and-without" approach.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $4.8 million will expire between 2028 and 2035.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of December 27, 2015.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and is subject to U.S. Federal, state, and local income tax examinations for tax years 2011 through 2014.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OPERATING LEASES (INCLUDING RELATED PARTIES)

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $10.0 million, $5.5 million and $5.0 million for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively (of which $0, $112,955 and $80,216 for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively, were paid to a related parties). On October 30, 2014, Detroit Burgers, Inc., one of our wholly-owned subsidiaries, acquired 100.0% of the membership interests of DMM Group, LLC from a trust controlled by the spouse of our President, CEO and Chairman, T. Michael Ansley for $250,000. DMM Group’s sole asset is the land and improvements used for our Detroit Bagger Dave’s restaurant. Also, on October 30, 2014 Berkley Burgers, Inc., owned by a related party, sold 100.0% of their membership interests to a third-party REIT, which was also the group that purchased a number of locations from the Company as part of our sales leaseback transaction, as described in Note 2.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 27, 2015 are summarized as follows:

Year	Amount
2016	$10,997,865
2017	10,954,711
2018	10,444,798
2019	9,599,795
2020	9,156,279
Thereafter	45,131,930
Total	$96,285,378

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development, with initial or remaining lease terms in excess of one year at December 27, 2015 are summarized as follows:

Year	Amount
2016	$224,167
2017	340,000
2018	340,000
2019	340,000
2020	340,000
Thereafter	3,820,297
Total	$5,404,464

14. COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 42 restaurants by April 1, 2021.  As of December 27, 2015, we have opened 27 of the 42 restaurants required by the ADA.  With the remaining 15 restaurants, we expect the Company will operate 77 BWW restaurants by 2020, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.0% of net sales globally plus an additional 0.25% or 0.5% of net sales for certain metropolitan cities) for the term of the individual franchise agreements. The Company incurred $7.2 million, $5.3 million, and $4.7 million in royalty expense for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Advertising fund contribution expenses were $4.6 million, $3.5 million, and $2.8 million for the fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.  Amounts are recorded in Other operating cost on the Consolidated Statement of Operations.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2013 we had a defined contribution 401(k) plan whereby eligible team members could contribute pre-tax wages in accordance with the provisions of the plan. We matched 100.0% of the first 3.0% and 50.0% of the next 2.0% of contributions made by eligible team members. Matching contributions of approximately $250,001 were made by us during the year ended December 29, 2013. Effective January 1, 2014, the Company ceased the matching program in favor of an annual discretionary contribution to the 401(k) plan. For fiscal 2015 and 2014, the discretionary match was 100.0% of 2.0% contributed, which equated to $156,472 and $168,446, respectively.

In October 2015, the Company settled two collective actions alleging violations of fair labor standards acts and minimum wage laws. The first action, Tammy Wolverton et al v. Diversified Restaurant Holdings, Inc. et al, was filed on March 31, 2014, in the United States District Court for the Eastern District of Michigan and made allegations regarding employees in Michigan. The second action, Lisa Murphy & Andre D. Jordan, Jr. v. Diversified Restaurants Holdings, Inc., et al, was filed on May 19, 2014, in United States District Court for the Northern District of Illinois, and made allegations involving employees in Illinois, Indiana and Florida.

The actions, in which the plaintiffs were represented by the same legal counsel, contained mirror allegations that tipped servers and bartenders in the Company’s restaurants were required to perform general preparation and maintenance duties, or “non-tipped work,” for which they should be compensated at the minimum wage.

We believe that the Company’s wage and hour policies comply with the law and that we had meritorious defenses to the substantive claims in these matters. However, in light of the potential cost and uncertainty involved, we settled with the plaintiffs for $1.9 million plus payroll taxes.
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
On December 18, 2015, a collective action was filed against AMC Wings, Inc., and the Company in the U.S. District Court for the Southern District of Illinois by plaintiffs, David, et. al. A Sure Wing, LLC, the seller of the 18 St. Louis BWW restaurants acquired by the Company on June 29, 2015, was also named as a defendant. Plaintiffs primarily allege that former and current tipped workers at the above-mentioned companies were assigned to perform tasks outside the scope of their tipped positions, in violation of Illinois and federal law. The defendant companies filed their answers to the complaint on February 22, 2016, and the next status hearing is scheduled for March 18, 2016. At this stage in the process, plaintiffs have not specified the amount of their damages claim. The Company has filed an indemnity claim against A Sure Wing, LLC and has received a reciprocal indemnity claim from A Sure Wing, LLC. A Sure Wing, LLC and the Company have agreed to toll their respective indemnity claims pending resolution of the matter. This case is in the early stages and the plaintiffs have not specified the amount of damages, the Company is unable to reasonably estimate a possible loss or range of loss.
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

15. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the years ended December 27, 2015, December 28, 2014 and December 29, 2013:

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Income (loss) available to common stockholders	$(16,192,492)	$(1,268,497)	$134,308
Weighted-average shares outstanding	26,211,669	26,092,919	23,937,188
Effect of dilutive securities	—	—	120,884
Weighted-average shares outstanding - assuming dilution	26,211,669	26,092,919	24,058,072
Earnings per common share	$(0.62)	$(0.05)	$0.01
Earnings per common share - assuming dilution	$(0.62)	$(0.05)	$0.01

16. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $3.1 million, $1.9 million, and $1.7 million during the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

Cash paid for income taxes was $94,290, $22,000 and $65,500 during the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing transactions for property and equipment not yet paid for December 27, 2015, December 28, 2014 and December 29, 2013 was $0.5 million, $3.1 million, and $1.9 million.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 27, 2015 and December 28, 2014, respectively, our financial instruments consisted of cash and cash equivalents; including money market funds, accounts receivable, available-for-sale investments, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes which are generally based on market observable inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 1 and Note 10 for additional information pertaining to interest rates swaps.

The estimated fair values of the Company’s investment portfolio are based on prices provided by a third party pricing service and a third party investment manager. The prices provided by these services are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The third party pricing service and the third party investment manager provide a single

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price or quote per security and the Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the third party pricing service and the third party investment manager, and has controls in place to validate that amounts provided represent fair values. Our investments are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on the quoted prices provided by our Portfolio managers

As of December 27, 2015 and December 28, 2014, our total debt was approximately $126.6 million and $61.8 million , respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 27, 2015 and December 28, 2014, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 27, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$2,000,000	$—	$—	$2,000,000
Interest rate swaps	—	(1,525,255)	—	(1,525,255)
Total	$2,000,000	$(1,525,255)	$—	$474,745

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 28, 2014:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(259,626)	$—	$(259,626)
Debt securities
Obligations of states/municipals	—	1,185,983	—	1,185,983
Corporate securities	—	1,731,249	—	1,731,249
Total debt securities	—	2,917,232	—	2,917,232
Total	$—	$2,657,606	$—	$2,657,606

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive Loss ("OCL"):

Year Ended December 27, 2015
	Interest Rate Swaps	Investments	Total
Beginning balance	$(171,352)	$(3,804)	$(175,156)
Gain (loss) recorded to other comprehensive income	(1,265,783)	5,763	(1,260,020)
Tax benefit (expense)	430,468	(1,959)	428,509
Other comprehensive income (loss)	(835,315)	3,804	(831,511)
Accumulated OCL	$(1,006,667)	$—	$(1,006,667)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 28, 2014
	Interest Rate Swaps	Investments	Total
Beginning balance	$(216,188)	$(29,176)	$(245,364)
Gain (loss) recorded to other comprehensive income	67,933	38,443	106,376
Tax benefit (expense)	(23,097)	(13,071)	(36,168)
Other comprehensive income	44,836	25,372	70,208
Accumulated OCL	$(171,352)	$(3,804)	$(175,156)

Year Ended December 29, 2013
	Interest Rate Swaps	Investments	Total
Beginning balance	$(284,294)	$—	$(284,294)
Gain (loss) recorded to other comprehensive income	103,190	(44,206)	58,984
Tax benefit (expense)	(35,084)	15,030	(20,054)
Other comprehensive income (loss)	68,106	(29,176)	38,930
Accumulated OCL	$(216,188)	$(29,176)	$(245,364)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Quarters
	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015
Revenue	$39,440,332	$36,871,838	$47,077,816	$49,095,392

Operating profit (loss)	608,504	(5,509,546)	(3,140,137)	(14,748,104)

Income (loss) before income taxes	193,284	(5,341,323)	(4,948,302)	(16,082,158)

Net income (loss)	$262,642	$(3,318,343)	$(3,581,535)	$(9,555,256)

Basic earnings per share	$0.01	$(0.13)	$(0.14)	$(0.36)
Fully diluted earnings per share	$0.01	$(0.13)	$(0.14)	$(0.36)

Weighted average number of common shares outstanding
Basic	26,149,184	26,151,853	26,251,621	26,294,530
Diluted	26,248,424	26,151,853	26,251,261	26,294,530

	Fiscal Quarters
	March 30, 2014	June 29, 2014	September 28, 2014	December 28, 2014
Revenue	$30,473,014	$30,009,621	$32,782,092	$35,148,721

Operating profit (loss)	778,170	291,659	185,059	(1,897,168)

Income (loss) before income taxes	314,799	(179,368)	(230,209)	(2,880,455)

Net income (loss)	$367,857	$(100,496)	$(182,109)	$(1,353,749)

Basic earnings per share	$0.01	$—	$(0.01)	$(0.05)
Fully diluted earnings per share	$0.01	$—	$(0.01)	$(0.05)

Weighted average number of common shares outstanding
Basic	26,048,805	26,067,958	26,107,627	26,147,287
Diluted	26,153,595	26,067,958	26,107,627	26,147,287

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 27, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 27, 2015.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2015. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2015. Refer to the management's report in Item 8 "Consolidated Financial Statements" of this Annual Report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report on the following page.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As reported in our Form 10-K for the year ended December 28, 2014, we did not maintain effective internal control over financial reporting as of December 28, 2014.   Our management determined that our internal control related to financial reporting was not effective to ensure the effective design of internal control and that an effective evaluation and review of complex accounting matters had occurred prior to presentation to our external auditors.  As of December 27, 2015, management has remediated the underlying causes of the material weakness by engaging third party public accounting advisers to assist with non-recurring and complex accounting matters and by accelerating our internal schedule for the preparation of year-end financial information.

We will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diversified Restaurant Holdings, Inc. and Subsidiaries
Southfield, Michigan

We have audited Diversified Restaurant Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diversified Restaurant Holdings, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report By Diversified Restaurant Holding, Inc.’s Management on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Diversified Restaurant Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 27, 2015 and December 28, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2015 and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Troy, Michigan
March 11, 2016

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2016 (the “Proxy Statement”).

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Reports of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014

•	Consolidated Statements of Operations for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

•	Consolidated Statement of Comprehensive Income for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

•	Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

•	Notes to Consolidated Financial Statements

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

2.2	First Amendment to Asset Purchase Agreement, dated May 27, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed July 2, 2014).

2.3	Purchase and Sale Agreement dated as of October 6, 2014 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed November 6, 2014)

2.4	Amendment to Purchase and Sale Agreement dated as of October 30, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed November 6, 2014)

2.5	Form of Lease (incorporated by reference to Exhibit 2.3 of our Form 8-K filed November 6, 2014)

2.6	Form of Lease Amendment (incorporated by reference to Exhibit 2.4 of our Form 8-K filed November 6, 2014)

2.7	Asset Purchase Agreement dated May 13, 2015 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed August 19, 2015)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed August 29, 2012)

3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed October 31, 2012)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

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

10.9	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*

10.10	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*

10.13	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014

10.14	Amendment to Area Development Agreement, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 19, 2015)

10.15	Credit Agreement dated June 29, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015)

21	Subsidiaries of Diversified Restaurant Holdings, Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Management contract or compensatory plan

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2016

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ T. Michael Ansley
T. Michael Ansley
President, Chief Executive Officer, Director
Chairman of the Board and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T. Michael Ansley	Dated:	March 11, 2016
T. Michael Ansley President, Chief Executive Officer, Director, Chairman of the Board and Principal Executive Officer

/s/ David G. Burke	Dated:	March 11, 2016
David Gregory Burke Treasurer, Chief Financial Officer, Director, Principal Financial Officer and Principal Accounting Officer

/s/ Jay Alan Dusenberry	Dated:	March 11, 2016
Jay Alan Dusenberry Secretary, Director

/s/ David Ligotti	Dated:	March 11, 2016
David Ligotti Director

/s/ Gregory J. Stevens	Dated:	March 11, 2016
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated:	March 11, 2016
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated:	March 11, 2016
Philip Friedman Director

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1
Asset Purchase Agreement between the Company and Screamin’ Hot Florida, LLC and Screamin’ Hot Trinity, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed May 9, 2014).

2.2	First Amendment to Asset Purchase Agreement, dated May 27, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed July 2, 2014).

2.3	Purchase and Sale Agreement dated as of October 6, 2014 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed November 6, 2014)

2.4	Amendment to Purchase and Sale Agreement dated as of October 30, 2014 (incorporated by reference to Exhibit 2.2 of our Form 8-K filed November 6, 2014)

2.5	Form of Lease (incorporated by reference to Exhibit 2.3 of our Form 8-K filed November 6, 2014)

2.6	Form of Lease Amendment (incorporated by reference to Exhibit 2.4 of our Form 8-K filed November 6, 2014)

2.7	Asset Purchase Agreement dated May 13, 2015 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed August 19, 2015)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed August 29, 2012)

3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed October 31, 2012)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

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

10.9	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*

10.10	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*

10.13	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014

10.14	Amendment to Area Development Agreement, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 19, 2015)

10.15	Credit Agreement dated June 29, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015)

21	Subsidiaries of Diversified Restaurant Holdings, Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Management contract or compensatory plan