Form 10-Q
period 2016-03-27
Diversified Restaurant Holdings, Inc.
filed 2016-05-06
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,334,193 shares of $.0001 par value common stock outstanding as of May 4, 2016.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 27, 2016	December 27, 2015
	(unaudited)
Current assets
Cash and cash equivalents	$5,336,494	$14,200,528
Accounts receivable	844,198	620,942
Inventory	1,936,541	1,934,584
Prepaid assets	1,290,527	1,618,429
Total current assets	9,407,760	18,374,483

Deferred income taxes	14,000,323	13,320,177
Property and equipment, net	82,335,422	79,189,661
Intangible assets, net	3,521,846	3,638,716
Goodwill	50,097,081	50,097,081
Other long-term assets	1,194,170	1,152,377
Total assets	$160,556,602	$165,772,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,444,625	$7,807,552
Accrued compensation	1,862,394	3,087,883
Other accrued liabilities	3,482,503	3,663,211
Current portion of long-term debt	9,842,417	9,891,825
Current portion of deferred rent	332,948	396,113
Total current liabilities	22,964,887	24,846,584

Deferred rent, less current portion	2,905,992	2,826,210
Unfavorable operating leases	651,477	671,553
Other long-term liabilities	5,684,827	4,463,631
Long-term debt, less current portion	112,259,339	116,364,165
Total liabilities	144,466,522	149,172,143

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,297,068 and 26,298,725, respectively, issued and outstanding	2,585	2,584
Additional paid-in capital	36,244,464	36,136,332
Accumulated other comprehensive loss	(2,055,477)	(1,006,667)
Accumulated deficit	(18,101,492)	(18,531,897)
Total stockholders' equity	16,090,080	16,600,352

Total liabilities and stockholders' equity	$160,556,602	$165,772,495
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Revenue	$48,412,799	$39,440,332

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	13,695,543	11,447,903
Compensation costs	12,511,941	10,154,792
Occupancy costs	3,170,755	2,372,467
Other operating costs	10,038,844	7,960,549
General and administrative expenses	2,662,758	2,496,887
Pre-opening costs	272,364	1,093,500
Depreciation and amortization	4,307,717	3,157,322
Loss on disposal of property and equipment	66,128	148,408
Total operating expenses	46,726,050	38,831,828

Operating profit	1,686,749	608,504

Interest expense	(1,444,940)	(432,223)
Other income, net	45,272	17,003

Income before income taxes	287,081	193,284

Income tax benefit	(143,324)	(69,358)

Net income	$430,405	$262,642

Basic earnings per share	$0.02	$0.01
Fully diluted earnings per share	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	26,298,034	26,149,184
Diluted	26,298,034	26,248,424

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015

Net income	$430,405	$262,642

Other comprehensive loss
Unrealized changes in fair value of interest rate swaps, net of tax of $540,296, and $161,691, respectively	(1,048,810)	(313,873)
Unrealized changes in fair value of investments, net of tax of $0 and $1,959 , respectively	—	3,804
Total other comprehensive loss	(1,048,810)	(310,069)

Comprehensive loss	$(618,405)	$(47,427)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Additional	Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Forfeitures of restricted shares	(1,917)	—	—	—	—	—

Employee stock purchase plan	4,662	—	19,222	—	—	19,222

Share-based compensation	—	—	55,793	—	—	55,793

Other comprehensive loss	—	—	—	(310,069)	—	(310,069)

Net income	—	—	—	—	262,642	262,642

Balances - March 29, 2015	26,152,569	$2,582	$35,743,016	$(485,225)	$(2,076,763)	$33,183,610

Balances - December 27, 2015	26,298,725	$2,584	$36,136,332	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	3,500	—		—	—	—

Forfeitures of restricted shares	(10,766)	—	—	—	—	—

Employee stock purchase plan	5,609	1	10,706	—	—	10,707

Share-based compensation	—	—	97,426	—	—	97,426

Other comprehensive loss	—	—	—	(1,048,810)	—	(1,048,810)

Net income	—	—	—	—	430,405	430,405

Balances - March 27, 2016	26,297,068	$2,585	$36,244,464	$(2,055,477)	$(18,101,492)	$16,090,080

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities
Net income	$430,405	$262,642
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,307,717	3,157,322
Amortization of debt discount and loan fees	50,880	6,954
Amortization of gain on sale-leaseback	(39,302)	(39,302)
Loss on disposal of property and equipment	66,128	148,408
Share-based compensation	97,426	55,793
Deferred income taxes	(139,850)	(129,358)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(223,256)	1,015,328
Inventory	(1,957)	(85,783)
Prepaid assets	327,902	91,219
Intangible assets	57,659	(68,796)
Other long-term assets	(41,793)	(55,106)
Accounts payable	(353,333)	(904,717)
Accrued liabilities	(1,734,805)	(407,575)
Deferred rent	16,617	8,591
Net cash provided by operating activities	2,820,438	3,055,620

Cash flows from investing activities
Proceeds from sale of investments	—	2,917,522
Purchases of property and equipment	(7,506,410)	(7,766,440)
Net cash used in investing activities	(7,506,410)	(4,848,918)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,311,231	4,420,322
Repayments of long-term debt	(7,500,000)	(2,000,000)
Proceeds from employee stock purchase plan	10,707	19,222
Net cash (used in) provided by financing activities	(4,178,062)	2,439,544

Net (decrease) increase in cash and cash equivalents	(8,864,034)	646,246

Cash and cash equivalents, beginning of period	14,200,528	18,688,281

Cash and cash equivalents, end of period	$5,336,494	$19,334,527

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a restaurant company operating two complementary concepts:   Buffalo Wild Wings ® Grill & Bar (“BWW”) and Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”).  As the largest franchisee of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 27, 2016, we had 80 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

DRH is the largest BWW franchisee and currently operates 63 DRH-owned BWW restaurants (20 in Michigan, 16 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 77 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 19 Bagger Dave’s, 16 in Michigan and one in Indiana and two in Ohio.

Basis of Presentation

The consolidated financial statements as of March 27, 2016 and December 27, 2015, and for the three-month periods ended March 27, 2016 and March 29, 2015, have been prepared by DRH and its wholly-owned subsidiaries (collectively, the "Company") pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC. The financial information as of March 27, 2016 and for the three-month periods ended March 27, 2016 and March 29, 2015 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 27, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015, which is included in Item 8 in the Fiscal 2015 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month period ended March 27, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 25, 2016.

Segment Reporting

During the First Quarter 2016, the Company reorganized segment reporting from one reportable segment to two reportable segments, BWW and Bagger Dave's, due to differences that have developed in the economic characteristics between the two concepts. All prior period information was recast to reflect this change. The Company’s reportable segments are organized based on restaurant concept. Resources are allocated and performance is assessed for the concepts by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer whom the Company has determined to be its Chief Operating Decision Makers. See Note 15 for additional information.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At March 27, 2016 and December 27, 2015, we had goodwill of $50.1 million, that was assigned to our BWW operating segment.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December December 27, 2015, based on our quantitative analysis, goodwill was considered recoverable. At March 27, 2016, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairment was recognized for quarter-ended March 27, 2016. As of December 27, 2015 based on impairment indicators and subsequent analysis the Company recorded a fixed asset impairment of $2.8 million related to four underperforming Bagger Dave's locations. We continue to monitor several other restaurants for potential impairment of long-lived assets while we continue to develop plans to improve operating results. As such, based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material. For additional details refer to the 2015 10-K filed on March 11, 2015.

We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. During fiscal 2015, the Company decided to close 12 underperforming locations, eight in Indiana, three in Michigan and one in Florida. The Company closed the restaurants during the third and fourth quarters of 2015. In connection with the 2015 closures, the Company recorded a liability of $1.3 million, for the net present value of any remaining lease obligations, net of estimated sublease income. As of March 27, 2016, a liability of $830,361 remains on our Consolidated Balance Sheet and is classified as Other accrued liabilities and Other long-term liabilities. For additional details refer to the 2015 10-K filed on March 11, 2015.

Indefinite-Lived Intangible Assets

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized for quarter-ended March 27, 2016 or fiscal year ended December 27, 2015.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Topic 718: Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

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

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Topic 740: Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which simplifies the presentation of deferred income taxes. ASU No. 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The Company adopted this standard as of December 27, 2015, with prospective application. The adoption of ASU No. 2015-17 had no impact on the Company’s Consolidated Statements of Income and Comprehensive Loss.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which updates guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We retrospectively adopted this guidance in First Quarter 2016. This resulted in a reclassification of the December 27, 2015 Consolidated Balance Sheet of $345,317 from Intangible assets, net to Current portion of long-term debt and Long-term debt, $27,002 and $318,315, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	March 27, 2016	December 27, 2015
Land	$37,500	$37,500
Building	2,339,219	2,339,219
Equipment	33,759,598	32,912,992
Furniture and fixtures	8,481,222	8,194,060
Leasehold improvements	73,272,456	72,148,545
Restaurant construction in progress	5,410,138	1,768,027
Total	123,300,133	117,400,343
Less accumulated depreciation	(40,964,711)	(38,210,682)
Property and equipment, net	$82,335,422	$79,189,661
At March 27, 2016 and December 27, 2015, $0.6 million and $0.9 million, respectively, of fixed and intangible assets for the closed locations are held for sale, which is recorded in Property and equipment on the Consolidated Balance Sheets. We anticipate auctioning the remaining assets held for sale in Second Quarter 2016. See Note 1 for additional information.

3.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 27, 2016	December 27, 2015
Amortized intangibles:
Franchise fees	$1,278,142	$1,278,142
Trademark	70,576	66,826
Non-compete agreement	76,560	76,560
Favorable lease	351,344	351,344
Loan fees - Revolving line of credit and DLOC	368,084	368,084
Total	2,144,706	2,140,956
Less accumulated amortization	(580,177)	(519,858)
Amortized intangibles, net	1,564,529	1,621,098

Unamortized intangibles:
Liquor licenses	1,957,317	2,017,618
Total intangibles, net	$3,521,846	$3,638,716

Amortization expense for the three-month periods ended March 27, 2016 and March 29, 2015 was $22,790 and $25,742, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 10.8 years at March 27, 2016.

4.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended March 27, 2016 and March 29, 2015, were $41,682, and $138,620, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.     OTHER ACCRUED LIABILITES

	March 27, 2016	December 27, 2015
Sales tax payable	$954,111	$987,795
Accrued interest	481,549	495,365
Closure liability - current	823,264	1,008,707
Other	1,223,579	1,171,344
Total other accrued liabilities	$3,482,503	$3,663,211

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	March 27, 2016	December 27, 2015
Note payable - $120.0 million term loan; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $833,333 plus accrued interest through maturity in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 27, 2016 was approximately 3.94%.	$108,333,333	$115,833,333

Note payable - $30.0 million development line of credit; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at March 27, 2016 was approximately 3.94%.	14,401,554	11,090,323

Unamortized discount and debt issuance costs	(633,131)	(667,666)

Total debt	122,101,756	126,255,990

Less current portion	(9,842,417)	(9,891,825)

Long-term debt, net of current portion	$112,259,339	$116,364,165

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with Citizens (the “June 2015 Senior Secured Credit Facility”).  The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million development line of credit (the “June 2015 DLOC”), and a $5.0 million revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to refinance an acquisition occurring in second quarter 2015.   The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility.  The June 2015 Term Loan is for a period of five years.  Payments of principal are based upon an 12-month straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest.  The interest rate for the June 2015 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan is due and payable on the maturity date of June 29, 2020.  The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-month straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of two years and no amounts were outstanding as of March 27, 2016.

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represents legal, consulting, and financial costs associated with debt financing. Debt discount and debt issuance cost related to term debt totaled $633,131, net of accumulated amortization at March 27, 2016. Unamortized debt issuance costs related to the DLOC and RLOC totaled $368,084 at March 27, 2016. Debt discount and debt issuance cost are amortized

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

over the life of the debt and are recorded in interest expense using the effective interest method. The Company’s evaluation of the June 2015 debt refinancing concluded that the terms of the debt were not substantially modified.

For the three-month periods ended March 27, 2016 and March 29, 2015, interest expense was $1,444,940 and $432,223, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of March 27, 2016.

At March 27, 2016, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one -month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 13 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			March 27, 2016
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$7,047,619	$—	$82,875
October 2012	0.9%	October 2017	3,000,000	—	10,955
July 2013	1.4%	April 2018	7,333,333	—	70,855
May 2014	1.5%	April 2018	10,892,857	—	163,058
January 2015	1.8%	December 2019	20,690,476	—	830,482
August 2015	2.3%	June 2020	49,696,875	—	1,956,136
Total			$98,661,160	$—	$3,114,361

			December 27, 2015
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$7,619,048	$—	$56,280
October 2012	0.9%	October 2017	3,214,286	—	3,027
July 2013	1.4%	April 2018	8,190,476	—	60,164
May 2014	1.5%	April 2018	11,428,571	—	122,716
January 2015	1.8%	December 2019	20,547,619	—	415,459
August 2015	2.3%	June 2020	49,696,875	—	867,609
Total			$100,696,875	$—	$1,525,255

7.            STOCK-BASED COMPENSATION

Restricted stock awards

In First Quarter 2016 restricted shares were granted to certain team members and board members at a weighted-average fair value of $2.66 per share and in first quarter 2015 no restricted shares were granted.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a 3 year or 1 year period or upon the 3 year anniversary of the granted shares, the vesting terms are determined by the Compensation Committee of the Board of Directors.  Unrecognized stock-based compensation expense of $421,967 at March 27, 2016 will be recognized over the remaining weighted-average vesting period of 1.9 years. The total fair value of shares vested

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

during the three-month periods ended March 27, 2016 and March 29, 2015 was $59,631 and $15,436, respectively.  Under the Stock Incentive Plan, there are 393,056 shares available for future awards at March 27, 2016.

The following table presents the restricted shares transactions during the three months ended March 27, 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	3,500
Vested	(30,945)
Expired/Forfeited	(10,766)
Unvested, March 27, 2016	202,913

The following table presents the restricted shares transactions during the three months ended March 29, 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	—
Vested	(3,334)
Expired/Forfeited	(1,917)
Unvested, March 29, 2015	159,616

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and expire six years from issuance, July 30, 2016.  Once vested, the options can be exercised at a price of $2.50 per share. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share The intrinsic value of options exercised is $6,300. At March 27, 2016, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $0 and $338,100 as of March 27, 2016 and March 29, 2015, respectively.

Employee stock purchase plan

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The ESPP has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the three-month periods ended March 27, 2016 and March 29, 2015, we issued 5,609 and 4,662 shares, respectively. Under the ESPP, there are 206,980 shares available for future awards at March 27, 2016.

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

Stock-Based Compensation

Stock-based compensation of $97,426 and $55,793 was recognized during the three-month periods ended March 27, 2016 and March 29, 2015, respectively, as compensation cost in the Consolidated Statements of Income and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of March 27, 2016.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The effective income tax rate for the three months ended March 27, 2016 and March 29, 2015 was (49.9)% and (35.9)%, respectively. The change in the effective income tax rate for March 27, 2016 as compared to the three months ended March 29, 2015 is primarily attributable to the increase in estimated tip tax credits for 2016. The effective income tax rate is negative due to the estimated tip tax credits being larger than the tax expense generated by operating income

9.           OPERATING LEASES

Base lease terms range from five to 24 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.5 million and $1.9 million for the three-month periods ended March 27, 2016 and March 29, 2015, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 27, 2016 are summarized as follows:

Year	Amount
Remainder of 2016	$8,248,554
2017	10,932,225
2018	10,458,132
2019	9,614,494
2020	9,354,108
2021 and thereafter	45,528,165
Total	$94,135,678

10.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 42 restaurants by April 1, 2021.   As of March 27, 2016 we have opened 27 of the 42 restaurants required by the ADA.  With the remaining 15 restaurants, we expect the Company will operate 77 BWW restaurants by 2020, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (between 3.15% and 3.25% of net sales globally) for the term of the individual franchise agreements.  The Company incurred royalty fees of $2.2 million and $1.6 million for the three-month periods ended March 27, 2016 and March 29, 2015, respectively.  Advertising fund contribution expenses were $1.4 million and $1.0 million for the three-month periods ended March 27, 2016 and March 29, 2015, respectively.

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
On December 18, 2015, a collective action was filed against AMC Wings, Inc., and the Company in the U.S. District Court for the Southern District of Illinois by plaintiffs, David, et. al. A Sure Wing, LLC, the seller of the 18 St. Louis BWW restaurants acquired by the Company on June 29, 2015, was also named as a defendant. Plaintiffs primarily allege that former and current tipped workers at the above-mentioned companies were assigned to perform tasks outside the scope of their tipped positions, in violation of Illinois and federal law. The defendant companies filed their answers to the complaint on February 22, 2016, and during the status hearing on March 18, 2016 the Court ruled on the sequencing of discovery and ordered the parties to draft a proposed joint scheduling order.  The Court adopted the parties’ joint scheduling order at the next status hearing on March 24,

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2016.  On April 11, 2016, plaintiffs filed a motion for conditional certification pursuant to 29 U.S.C. §216(b).  Defendant companies’ opposition to that motion is due May 11, 2016.
At this stage in the process, plaintiffs have not specified the amount of their damages claim. The Company has filed an indemnity claim against A Sure Wing, LLC and has received a reciprocal indemnity claim from A Sure Wing, LLC. A Sure Wing, LLC and the Company have agreed to toll their respective indemnity claims pending resolution of the matter. This case is in the discovery phase and the plaintiffs have not specified the amount of damages, the Company is unable to reasonably estimate a possible loss or range of loss.

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

11.          EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three months ended March 27, 2016 and March 29, 2015:

	Three months ended
	March 27, 2016	March 29, 2015
Income available to common stockholders	$430,405	$262,642

Weighted-average shares outstanding	26,298,034	26,149,184
Effect of dilutive securities	—	99,240
Weighted-average shares outstanding - assuming dilution	26,298,034	26,248,424

Earnings per share	$0.02	$0.01
Earnings per share - assuming dilution	$0.02	$0.01

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.4 million and $419,674 during the three-month periods ended March 27, 2016 and March 29, 2015 respectively.

Cash paid for income taxes was $0 and $60,000 during the three-month periods ended March 27, 2016 and March 29, 2015, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid during the three months ended March 27, 2016 and March 29, 2015, was $1.8 million and $0.4 million, respectively.

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, FASB ASC 820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 27, 2016 and December 27, 2015, respectively, our financial instruments consisted of cash and cash equivalents; including money market funds, accounts receivable, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of March 27, 2016 and December 27, 2015, our total debt was approximately $122.1 million and $126.3 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months ended March 27, 2016 and the fiscal year ended December 27, 2015.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 27, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(3,114,361)	$—	$(3,114,361)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 27, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$2,000,000	$—	$—	$2,000,000
Interest rate swaps	—	(1,525,255)	—	(1,525,255)
Total	$2,000,000	$(1,525,255)	$—	$474,745

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

	Three Months Ended March 27, 2016
	Interest Rate Swap	Investments	Total
Beginning balance	$(1,006,667)	$—	$(1,006,667)

Loss recorded to other comprehensive income	(1,589,106)	—	(1,589,106)
Tax benefit	540,296	—	540,296
Other comprehensive loss	(1,048,810)	—	(1,048,810)

Accumulated OCL	$(2,055,477)	$—	$(2,055,477)

	Three Months Ended March 29, 2015
	Interest Rate Swap	Investments	Total
Beginning balance	$(171,352)	$(3,804)	$(175,156)

Gain (loss) recorded to other comprehensive income	(475,564)	5,763	(469,801)
Tax income (expense)	161,691	(1,959)	159,732
Other comprehensive income (loss)	(313,873)	3,804	(310,069)

Accumulated OCL	$(485,225)	$—	$(485,225)

15. SEGMENT REPORTING

During the First Quarter 2016, the Company reorganized segment reporting from one reportable segment to two reportable segments, BWW and Bagger Dave's, due to differences that have developed in the economic characteristics between the two concepts. All prior period information was recast to reflect this change. The Company’s reportable segments are organized based on restaurant concept. Resources are allocated and performance is assessed for the concepts by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer whom the Company has determined to be its Chief Operating Decision Makers. See Note 1 for additional information.

Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for BWW and Bagger Dave's are certain legal and corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expense and certain insurance expenses managed centrally.

Segment activity is as follows:

	Three months ended
	March 27, 2016	March 29, 2015
Revenue from external customers:
BWW	$43,143,252	$31,852,089
Bagger Dave's	5,269,547	7,588,243
Total	$48,412,799	$39,440,332

Segment operating profit (loss):
BWW	$5,285,645	$4,606,331
Bagger Dave's	(612,260)	(1,458,634)
Total segment operating profit	$4,673,385	$3,147,697
Closure-related expenses	(345,011)	—
Corporate expenses	(2,641,625)	(2,539,193)
Total consolidated operating profit	$1,686,749	$608,504

Interest expense	$(1,444,940)	$(432,223)
Other income	45,272	17,003
Net income before income taxes	$287,081	$193,284

	March 27, 2016	December 27, 2015
Total assets
BWW	$117,530,474	$115,044,166
Bagger Dave's	22,262,803	21,886,470
Corporate	20,763,325	28,841,859
Total assets	$160,556,602	$165,772,495

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 27, 2015. Information included in this discussion and analysis includes commentary on company-owned restaurant, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing Buffalo Wild Wings® Grill & Bar (“BWW”) concept and consumer acceptance of the Bagger Dave’s Tavern® (“Bagger Dave’s”) and the overall health of the concepts. However, same store sales information does not represent sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a restaurant company operating two complementary concepts:   BWW and Bagger Dave’s.  As the largest franchisees of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of March 27, 2016, we had 80 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

DRH is the largest BWW franchisee and currently operates 63 DRH-owned BWW restaurants (20 in Michigan, 16 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 77 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 19 Bagger Dave’s, 16 in Michigan and one in Indiana and two in Ohio.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2012 through 2016.

	2016 (estimate)	2015	2014	2013	2012
Summary of restaurants open at the beginning of year
DRH-owned BWW	62	42	36	33	22
Bagger Dave’s	18	24	18	11	6
Total	80	66	54	44	28

Openings:
DRH-owned BWW	2	3	3	3	3
Bagger Dave’s	1	5	6	7	5
BWW Acquisitions	—	18	3	—	8
Closures - DRH-owned BWW	—	(1)	—	—	—
Closures - Bagger Dave's	—	(11)	—	—	—
Total restaurants	83	80	66	54	44

RESULTS OF OPERATIONS

For the three-month period ended March 27, 2016 ("First Quarter 2016"), revenue was generated from the operations of 62 BWW restaurants and 18 Bagger Dave’s restaurants. For the three-month period ended March 29, 2015 ("First Quarter 2015"), revenue was generated from the operations of 42 BWW restaurants and 26 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurants comparable sales in the first full month following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 67 and 50 restaurants at March 27, 2016 and March 29, 2015, respectively.

Results of Operations for the Three Months Ended March 27, 2016 and March 29, 2015

	Three Months Ended
	March 27, 2016	Percent of sales	March 29, 2015	Percent of sales
BWW	$43,143,252	89.1%	$31,852,089	80.8%
Bagger Dave's	5,269,547	10.9%	7,588,243	19.2%
Total revenue	48,412,799	100.0%	39,440,332	100.0%

Operating expenses

Food, beverage, and packaging costs
BWW	12,060,753	28.0%	9,183,664	28.8%
Bagger Dave's	1,634,790	31.0%	2,264,239	29.8%
Food, beverage, and packaging costs	13,695,543	28.3%	11,447,903	29.0%

Compensation costs
BWW	10,512,320	24.4%	7,433,248	23.3%
Bagger Dave's	1,999,621	37.9%	2,721,544	35.9%
Compensation costs	12,511,941	25.8%	10,154,792	25.7%

Occupancy costs
BWW	2,766,459	6.4%	1,731,247	5.4%
Bagger Dave's	404,296	7.7%	641,220	8.5%
Occupancy costs	3,170,755	6.5%	2,372,467	6.0%

Other operating costs
BWW	8,604,312	19.9%	6,419,037	20.2%
Bagger Dave's	1,064,321	20.2%	1,541,512	20.3%
Closure-related expenses	370,211	0.8%	—	—%
Other operating costs	10,038,844	20.7%	7,960,549	20.2%

General and administrative expenses	2,662,758	5.5%	2,496,887	6.3%
Pre-opening costs	272,364	0.6%	1,093,500	2.8%
Depreciation and amortization	4,307,717	8.9%	3,157,322	8.0%
Loss on disposal of property and equipment	66,128	0.1%	148,408	0.4%

Total operating expenses	46,726,050	96.5%	38,831,828	98.5%

Operating profit	$1,686,749	3.5%	$608,504	1.5%

Revenue for First Quarter 2016 was $48.4 million, an increase of $9.0 million, or 22.7%, over the $39.4 million of revenue generated during First Quarter 2015. The increase was attributable to the following: $10.9 million increase from the acquisition of 18 BWW locations; $3.5 million increase from six new restaurant openings consisting of three BWW restaurants and three Bagger Dave's restaurants; $3.0 million decrease from the closure of 11 Bagger Dave's restaurants and one BWW restaurant; $0.4 million decrease in DRH-Owned BWW same store sales; $0.5 million decrease from Easter calendar shift; $1.5 million decrease from impact of restaurants not falling into the sales comp-base because the restaurants have not been open for 18 months and lower Bagger Dave's average unit volumes.

With regard to the costs and expenses discussed below, results and trends that are unique and material within our individual reporting segments have been highlighted. Otherwise, the trends and results for the individual segments are consistent with our discussion of the composite trends and results.

Food, beverage, and packaging costs increased by $2.2 million, or 19.6%, to $13.7 million in First Quarter 2016 from $11.4 million in First Quarter 2015.  The increase was primarily due to an increased number of restaurants operating in 2016. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.3% in First Quarter 2016 from 29.0% in First Quarter 2015 primarily due to some overall commodity price relief and menu price increases. Average cost per pound for bone-in chicken wings, our most significant input cost for our BWW concept, had a slight increase to $1.92 in First Quarter 2016 compared to $1.89 in First Quarter 2015. For Bagger Dave's, we experienced commodity cost relief for beef and bacon which was offset by an increase in potato costs and a price decrease resulting from our plattering initiative in the latter half of 2015.

Compensation costs increased by $2.4 million, or 23.2%, to $12.5 million in First Quarter 2016 from $10.2 million in First Quarter 2015.  The increase was primarily due to an increased number of restaurants operating in 2016.  Compensation costs as a percentage of sales increased to 25.8% in First Quarter 2016 from 25.7% in First Quarter 2015 due to higher average hourly wages and lower volumes partially offset by increased pricing.

Occupancy costs increased by $0.8 million, or 33.6%, to $3.2 million in First Quarter 2016 from $2.4 million in First Quarter 2015.  This increase is primarily due to the increased number of restaurants operating in 2016. Occupancy as a percentage of sales increased to 6.5% in First Quarter 2016 from 6.0% in First Quarter 2015 primarily due to the impact of the 18 acquired BWW locations, which had higher average occupancy costs as a percentage of sales and lower comparable sales over the same period last year. This was partially offset by lower occupancy costs as a percentage of sales for Bagger Dave's due to the recent closure of underperforming locations.

Other operating costs increased by $2.1 million, or 26.1%, to $10.0 million in First Quarter 2016 from $8.0 million in First Quarter 2015.  The increase was primarily due to an increased number of restaurants operating in 2016. Other operating costs as a percentage of sales increased to 20.7% in First Quarter 2016 from 20.2% in First Quarter 2015 due to non-recurring expenses related to the closure of eleven Bagger Dave's locations at the end of 2015, which contributed to 0.8% of sales, and lower overall sales volume, partially offset by cost savings initiatives in both concepts.

General and administrative expenses increased by $0.2 million, or 6.6%, to $2.7 million in First Quarter 2016 from $2.5 million in First Quarter 2015.  This increase was primarily due to additional salaries and marketing expense directly related to the acquisition of 18 locations, partially offset by the decrease in salaries and marketing expenses directly related to closures. General and administrative expenses as a percentage of sales decreased to 5.5% in First Quarter 2016 from 6.3% in First Quarter 2015 due to the leverage of the acquired locations' sales on our overall general and administrative expenses.

Pre-opening costs decreased by $0.8 million, or 75.1%, to $0.3 million in First Quarter 2016 from $1.1 million in First Quarter 2015. DRH and its wholly-owned subsidiaries (collectively, the "Company") will open two new restaurants in April 2016 (one Bagger Dave's and one BWW) and opened one Bagger Dave's restaurant and one BWW relocation in First Quarter 2015. There were five openings in the previous year Fourth Quarter 2014, which contributed to carry-over costs in First Quarter 2015.  Pre-opening costs as a percentage of sales decreased to 0.6% in First Quarter 2016 from 2.8% in First Quarter 2015.

Depreciation and amortization increased by $1.2 million, or 36.4%, to $4.3 million in First Quarter 2016 from $3.2 million in First Quarter 2015.  This increase was primarily due to an increased number of restaurants operating in 2016 driven by the acquisition of 18 BWW locations.  Depreciation and amortization as a percentage of sales increased to 8.9% in First Quarter 2016 from 8.0% in First Quarter 2015 primarily due to the impact of the 18 acquired locations which had higher average depreciation and amortization expense as a percentage of sales and some acceleration of depreciation due to upcoming remodels.

Loss on disposal of property and equipment decreased by $82,280, or 55.4%, to $66,128 in First Quarter 2016 from $148,408 in First Quarter 2015 due to the timing of remodels. Loss on disposal of property and equipment as a percentage of sales decreased to 0.1% in First Quarter 2016 from 0.4% in First Quarter 2015.

INTEREST AND TAXES

Interest expense was $1.4 million and $432,223 during First Quarter 2016 and First Quarter 2015, respectively. The increase was primarily due to the acquisition of 18 BWW locations occurring in the Second Quarter 2015 along with the building of new restaurants.

For First Quarter 2016, DRH had an income tax benefit of $143,324 compared to First Quarter 2015 income tax benefit of $69,358.  The increase in the First Quarter 2016 income tax benefit primarily relates to the increase in tip credits for the period.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company, entered into a $155.0 million Senior Secured Credit Facility with Citizens Bank, N.A. ("Citizens") (the “June 2015 Senior Secured Credit Facility”). The June 2015 Senior Secured Credit Facility consists of a $120.0 million Term Loan (the "June 2015 Term Loan"), a $30.0 million development line of credit (the "June 2015 DLOC") and a $5.0 million revolving line of credit (the "June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance an acquisition occurring in the second quarter 2015. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin, no amount was outstanding as of March 27, 2016.

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

Cash flow from operations for First Quarter 2016 was $2.8 million compared with $3.1 million for First Quarter 2015. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2016, capital expenditures are anticipated to be between $14.0 million and $16.0 million. We plan to use the capital as follows: 35.0% for new restaurant openings, 15.0% for construction of buildings associated with new restaurant openings; and the remaining 50.0% for restaurant remodels, upgrades and other general corporate purposes. Any excess cash from operations will be used to accelerate pay down of our debt. With planned capital expenditures significantly lower than historical and additional operating cash flows, both of which are due to the fact that we have just recently integrated 18 additional BWW locations and closed underperforming restaurants, we are targeting a net debt-to-adjusted EBITDA ratio of 3.0x by mid-2018.

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

Mandatory Upgrades

In fiscal year 2016, we will invest in eight mandatory remodels of existing DRH-owned BWW restaurants. These will primarily be funded through cash from operations, supplemented by drawing off our development line of credit.

Discretionary Upgrades and Relocations

In fiscal year 2016, the Company plans to invest additional capital to provide minor upgrades to a number of its existing locations, all of which we expect to be fund with cash from operations. These improvements will primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal year 2016, we do not have any planned relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

Contractual Obligations

The following table presents a summary of our contractual obligations as of March 27, 2016:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt[1]	$122,101,756	$9,842,417	$22,142,188	$90,117,151	$—
Operating lease obligations	94,087,125	10,940,611	21,090,556	18,730,716	43,325,242
Commitments for restaurants under development [2]	7,780,630	2,699,499	680,000	1,054,317	3,346,814
	$223,969,511	$23,482,527	$43,912,744	$109,902,184	$46,672,056

[1]
Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variable rates. See Note 6 for additional details.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s ADA requires DRH to open 42 restaurants within its designated "development territory” by April 1, 2021.   As of March 27, 2016 we have opened 27 of the 42 restaurants required by the ADA.  With the remaining 15 restaurants, we expect the Company will operate 77 BWW restaurants by 2020, exclusive of potential additional BWW restaurant acquisitions.

Impact of New Accounting Standards

See Note 1, "Business and Summary of Significant Accounting Policies," included in Part 1, Item 1, "Notes to Interim Consolidated Financial Statements," of this Quarterly Report.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

As of March 27, 2016, DRH had $122.1 million of variable-rate debt with a weighted average interest rate of 3.94%, which approximates fair value. Interest based on the debt agreement is based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. DRH currently estimates that a 100 basis point fluctuation in LIBOR would result in an approximate $1.2 million fluctuation in pretax income. See Notes 1, 6 and 13 of our unaudited consolidated financial statements in Part I Item 1 of this report for additional information.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe almost all of our food and supplies are available from several sources, which helps to control food product risks. Our purchasing department for Bagger Dave’s negotiates directly with our independent suppliers for our supply of food and paper products. As negotiated by BWLD, our DRH-owned BWW restaurants have a distribution contract with a BWLD selected vendor for our supply of food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and our historical use of the products are such that we believe these minimum purchase requirements do not create a material market risk. One of the primary food products used by our BWW restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. For the three-month periods ended March 27, 2016 and March 29, 2015 chicken wings accounted for approximately 33.2% and 31.4% of cost of sales, with an average price per pound of $1.98 and $1.89, respectively.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Conclusion regarding the effectiveness of disclosure controls and procedures

As of March 27, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 27, 2016.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information is incorporated by reference: the information set forth under the heading "Legal Proceedings" in Note 10 "Commitments and Contingencies" of the "Notes to the Interim Consolidated Financial Statements" of Part I, Item 1 to this Report on Form 10-Q.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 27, 2015.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated: May 6, 2016	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ David G. Burke
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