Form 10-Q
period 2016-06-26
Diversified Restaurant Holdings, Inc.
filed 2016-08-05
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,657,436 shares of $.0001 par value common stock outstanding as of August 3, 2016.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 26, 2016	December 27, 2015
	(unaudited)
Current assets
Cash and cash equivalents	$5,537,822	$14,200,528
Accounts receivable	508,245	620,942
Inventory	1,872,057	1,934,584
Prepaid assets	1,307,165	1,618,429
Total current assets	9,225,289	18,374,483

Deferred income taxes	14,630,653	13,320,177
Property and equipment, net	81,162,442	79,189,661
Intangible assets, net	3,388,585	3,638,716
Goodwill	50,097,081	50,097,081
Other long-term assets	1,141,900	1,152,377
Total assets	$159,645,950	$165,772,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,601,690	$7,807,552
Accrued compensation	2,763,165	3,087,883
Other accrued liabilities	3,153,133	3,663,211
Current portion of long-term debt	9,843,746	9,891,825
Current portion of deferred rent	334,637	396,113
Total current liabilities	21,696,371	24,846,584

Deferred rent, less current portion	3,036,979	2,826,210
Unfavorable operating leases	631,400	671,553
Other long-term liabilities	6,186,273	4,463,631
Long-term debt, less current portion	112,461,267	116,364,165
Total liabilities	144,012,290	149,172,143

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,619,811 and 26,298,725, respectively, issued and outstanding	2,586	2,584
Additional paid-in capital	36,335,496	36,136,332
Accumulated other comprehensive loss	(2,420,504)	(1,006,667)
Accumulated deficit	(18,283,918)	(18,531,897)
Total stockholders' equity	15,633,660	16,600,352

Total liabilities and stockholders' equity	$159,645,950	$165,772,495
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue	$46,391,046	$36,871,838	$94,803,845	$76,312,170

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	13,058,782	10,561,270	26,754,325	22,009,173
Compensation costs	12,378,780	9,754,171	24,890,721	19,908,963
Occupancy costs	3,051,165	2,432,350	6,221,920	4,804,817
Other operating costs	9,684,253	7,811,480	19,723,097	15,772,029
General and administrative expenses	2,814,979	5,674,963	5,477,737	8,171,850
Pre-opening costs	649,119	576,390	921,483	1,669,890
Depreciation and amortization	4,402,183	3,250,701	8,709,900	6,408,023
Impairment and loss (gain) on asset disposal	(609,751)	2,320,059	(543,623)	2,468,467
Total operating expenses	45,429,510	42,381,384	92,155,560	81,213,212

Operating profit (loss)	961,536	(5,509,546)	2,648,285	(4,901,042)

Interest expense	(1,440,562)	(559,035)	(2,885,502)	(991,258)
Other income, net	39,633	727,258	84,905	744,261

Loss before income taxes	(439,393)	(5,341,323)	(152,312)	(5,148,039)

Income tax benefit	(256,967)	(2,022,980)	(400,291)	(2,092,338)

Net income (loss)	$(182,426)	$(3,318,343)	$247,979	$(3,055,701)

Basic earnings per share	$(0.01)	$(0.13)	$0.01	$(0.12)
Fully diluted earnings per share	$(0.01)	$(0.13)	$0.01	$(0.12)

Weighted average number of common shares outstanding
Basic	26,379,065	26,151,853	26,338,549	26,150,518
Diluted	26,379,065	26,151,853	26,338,549	26,150,518

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Net income (loss)	$(182,426)	$(3,318,343)	$247,979	$(3,055,701)

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $188,044, $51,980, $728,340 and $109,713, respectively	(365,027)	100,900	(1,413,837)	(212,973)
Unrealized changes in fair value of investments, net of tax of $0, $0 $0 and $1,959, respectively	—	—	—	3,804
Total other comprehensive income (loss)	(365,027)	100,900	(1,413,837)	(209,169)

Comprehensive loss	$(547,453)	$(3,217,443)	$(1,165,858)	$(3,264,870)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Additional	Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Issuance of restricted shares	47,502	—	—	—	—	—

Forfeitures of restricted shares	(3,586)	—	—	—	—	—

Employee stock purchase plan	10,205	—	40,360	—	—	40,360

Share-based compensation	—	—	162,563	—	—	162,563

Stock repurchase	(24,500)	(2)	(98,250)	—	—	(98,252)

Other comprehensive loss	—	—	—	(209,169)	—	(209,169)

Net loss	—	—	—	—	(3,055,701)	(3,055,701)

Balances - June 28, 2015	26,179,445	$2,580	$35,772,674	$(384,325)	$(5,395,106)	$29,995,823

Balances - December 27, 2015	26,298,725	$2,584	$36,136,332	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	335,831	—	—	—	—	—

Forfeitures of restricted shares	(22,351)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(5,940)	—	(9,326)	—	—	(9,326)

Employee stock purchase plan	13,546	2	20,780	—	—	20,782

Share-based compensation	—	—	187,710	—	—	187,710

Other comprehensive loss	—	—	—	(1,413,837)	—	(1,413,837)

Net income	—	—	—	—	247,979	247,979

Balances - June 26, 2016	26,619,811	$2,586	$36,335,496	$(2,420,504)	$(18,283,918)	$15,633,660

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities
Net income (loss)	$247,979	$(3,055,701)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,709,900	6,408,023
Amortization of debt discount and loan fees	117,238	14,214
Amortization of gain on sale-leaseback	(78,604)	(78,604)
Impairment and loss (gain) on asset disposals	(543,623)	2,468,467
Share-based compensation, net	187,710	162,563
Deferred income taxes	(582,136)	(1,929,924)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	112,697	1,187,273
Inventory	62,527	(135,234)
Prepaid assets	311,264	(369,353)
Intangible assets	(394,483)	(129,426)
Other long-term assets	10,477	(778,071)
Accounts payable	(1,201,271)	(955,715)
Accrued liabilities	(1,175,727)	1,780,743
Deferred rent	149,293	17,169
Net cash provided by operating activities	5,933,241	4,606,424

Cash flows from investing activities
Proceeds from sale of investments	—	2,952,302
Proceeds from sale of property and equipment, net of fees	1,134,717	—
Purchases of property and equipment	(11,716,557)	(12,646,471)
Net cash used in investing activities	(10,581,840)	(9,694,169)

Cash flows from financing activities
Proceeds from issuance of long-term debt	7,109,154	7,551,319
Repayments of long-term debt	(11,134,717)	(4,000,000)
Repurchase of stock	—	(98,252)
Proceeds from employee stock purchase plan	20,782	40,360
Tax withholdings for restricted stock units	(9,326)	—
Net cash (used in) provided by financing activities	(4,014,107)	3,493,427

Net decrease in cash and cash equivalents	(8,662,706)	(1,594,318)

Cash and cash equivalents, beginning of period	14,200,528	18,688,281

Cash and cash equivalents, end of period	$5,537,822	$17,093,963

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a restaurant company operating two complementary concepts:   Buffalo Wild Wings ® Grill & Bar (“BWW”) and Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”).  As the largest franchisee of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of June 26, 2016, we had 83 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

DRH is the largest BWW franchisee and currently operates 64 DRH-owned BWW restaurants (20 in Michigan, 17 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 77 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 19 Bagger Dave’s, 16 in Michigan and one in Indiana and two in Ohio.

Basis of Presentation

The consolidated financial statements as of June 26, 2016 and December 27, 2015, and for the three and six-month periods ended June 26, 2016 and June 28, 2015, have been prepared by DRH and its wholly-owned subsidiaries (collectively, the "Company") pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The financial information as of June 26, 2016 and for the three and six-month periods ended June 26, 2016 and June 28, 2015 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 27, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015, which is included in Item 8 in the Fiscal 2015 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and six-month periods ended June 26, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 25, 2016.

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

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At June 26, 2016 and December 27, 2015, we had goodwill of $50.1 million, that was assigned to our BWW operating segment.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December December 27, 2015, based on our quantitative analysis, goodwill was considered recoverable. At June 26, 2016, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairment was recognized for quarter-ended June 26, 2016. During the quarter-ended June 28, 2015, the Company recorded an impairment loss of $1.2 million related to three Bagger Dave's locations. We continue to monitor several other restaurants for potential impairment of long-lived assets while we continue to develop plans to improve operating results. As such, based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material. For additional details refer to the 2015 10-K filed on March 11, 2015.

We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. During fiscal 2015, the Company decided to close 12 underperforming locations, eight in Indiana, three in Michigan and one in Florida. The Company closed the restaurants during the third and fourth quarters of 2015. In connection with the 2015 closures, the Company recorded a liability of $1.3 million, for the net present value of any remaining lease obligations, net of estimated sublease income. As of June 26, 2016, a liability of $417,599 remains on our Consolidated Balance Sheet and is classified as Other accrued liabilities. For additional details refer to the 2015 10-K filed on March 11, 2015.

Indefinite-Lived Intangible Assets

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized for quarter-ended June 26, 2016 or fiscal year ended December 27, 2015.

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

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Topic 740: Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which simplifies the presentation of deferred income taxes. ASU No. 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The Company adopted this standard as of December 27, 2015, with prospective application. The adoption of ASU No. 2015-17 had no impact on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU adds paragraphs pursuant to the Securities and Exchange Commission's ("SEC") Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Company has historically recorded and will continue to record, debt issuance costs associated with the line-of-credit as an asset and subsequently amortize the deferred costs over the term of the line-of-credit, with there being no impact on previously issued financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

2.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	June 26, 2016	December 27, 2015
Land	$—	$37,500
Building	3,932,646	2,339,219
Equipment	35,275,081	32,912,992
Furniture and fixtures	8,989,084	8,194,060
Leasehold improvements	77,382,253	72,148,545
Restaurant construction in progress	700	1,768,027
Total	125,579,764	117,400,343
Less accumulated depreciation	(44,417,322)	(38,210,682)
Property and equipment, net	$81,162,442	$79,189,661
At June 26, 2016 and December 27, 2015, $66,925 and $0.9 million, respectively, of fixed and intangible assets for the closed locations are held for sale, which are recorded in Property and equipment and Intangible assets on the Consolidated Balance Sheets. On June 8, 2016 we sold the Detroit Bagger Dave's building and land net of fees for approximately $1.1 million in proceeds, of which were used to pay down our term loan. We recorded a gain of $884,717, which is recorded in Impairment and loss (gain) on asset disposal on the Consolidated Statements of Operations. We anticipate selling the remaining assets held for sale in Third Quarter 2016.

3.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 26, 2016	December 27, 2015
Amortized intangibles:
Franchise fees	$1,278,142	$1,278,142
Trademark	70,576	66,826
Non-compete agreement	76,560	76,560
Favorable lease	351,344	351,344
Loan fees - Revolving line of credit and DLOC	368,084	368,084
Total	2,144,706	2,140,956
Less accumulated amortization	(640,537)	(519,858)
Amortized intangibles, net	1,504,169	1,621,098

Unamortized intangibles:
Liquor licenses	1,884,416	2,017,618
Total intangibles, net	$3,388,585	$3,638,716

Amortization expense for the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015 was $22,831, $17,322, $45,621 and $43,064 respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The aggregate weighted-average amortization period for intangible assets is 10.6 years at June 26, 2016.

4.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015 were $18,481, $139,270, $60,163 and $277,890, respectively.

5.     OTHER ACCRUED LIABILITES

	June 26, 2016	December 27, 2015
Sales tax payable	$862,795	$987,795
Accrued interest	446,946	495,365
Closure liability - current	417,599	1,008,707
Accrued property taxes	389,331	349,131
Other	1,036,462	822,213
Total other accrued liabilities	$3,153,133	$3,663,211

6.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	June 26, 2016	December 27, 2015
Note payable - $120.0 million term loan; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Scheduled monthly principal payments are approximately $833,333 plus accrued interest through maturity in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at June 26, 2016 was approximately 3.95%.	$104,698,616	$115,833,333

Note payable - $30.0 million development line of credit; payable to Citizens with a senior lien on all the Company’s personal property and fixtures. Payments are due monthly once fully drawn and matures in June 2020. Interest is charged based on one-month LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement. The rate at June 26, 2016 was approximately 3.95%.	18,199,476	11,090,323

Unamortized discount and debt issuance costs	(593,079)	(667,666)

Total debt	122,305,013	126,255,990

Less current portion	(9,843,746)	(9,891,825)

Long-term debt, net of current portion	$112,461,267	$116,364,165

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with Citizens (the “June 2015 Senior Secured Credit Facility”).  The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million development line of credit (the “June 2015 DLOC”) and a $5.0 million revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to refinance an acquisition occurring in second quarter 2015.   The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility.  The June 2015 Term Loan is for a period of five years.  Payments of principal are based upon an 12-month straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest.  The interest rate for the June 2015 Term Loan is LIBOR plus an applicable margin, which ranges from 2.25% to 3.5%, depending on the lease adjusted leverage ratio defined in the terms of the agreement.  The

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

entire remaining outstanding principal and accrued interest on the June 2015 Term Loan is due and payable on the maturity date of June 29, 2020.  The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-month straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of two years and no amounts were outstanding as of June 26, 2016.

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represents legal, consulting and financial costs associated with debt financing. Debt discount and debt issuance cost related to term debt totaled $593,079, net of accumulated amortization at June 26, 2016. Unamortized debt issuance costs related to the DLOC and RLOC totaled $286,987 at June 26, 2016. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015, interest expense was $1.4 million, $0.6 million, $2.9 million and $1.0 million respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of June 26, 2016.

At June 26, 2016, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting and are included in Other long-term liabilities on the Balance Sheet. Under the swap agreements, the Company receives interest at the one -month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 13 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			June 26, 2016
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$6,476,191	$—	$82,105
October 2012	0.9%	October 2017	2,785,714	—	11,958
July 2013	1.4%	April 2018	9,904,762	—	64,273
May 2014	1.5%	April 2018	10,357,143	—	158,834
January 2015	1.8%	December 2019	20,833,333	—	942,461
August 2015	2.3%	June 2020	49,696,875	—	2,407,801
Total			$100,054,018	$—	$3,667,432

			December 27, 2015
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$7,619,048	$—	$56,280
October 2012	0.9%	October 2017	3,214,286	—	3,027
July 2013	1.4%	April 2018	8,190,476	—	60,164
May 2014	1.5%	April 2018	11,428,571	—	122,716
January 2015	1.8%	December 2019	20,547,619	—	415,459
August 2015	2.3%	June 2020	49,696,875	—	867,609
Total			$100,696,875	$—	$1,525,255

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.            STOCK-BASED COMPENSATION

Restricted stock awards

In First and Second Quarter 2016, restricted shares were granted to certain team members and Board members at a weighted-average fair value of $1.52 per share and in Second quarter 2015 restricted shares were granted to certain team members and board members at a weighted-average fair value of $4.21.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a three year period, one year period or upon the three year anniversary of the granted shares. The vesting terms are determined by the Compensation Committee of the Board of Directors.  Unrecognized stock-based compensation expense of $790,242 at June 26, 2016 will be recognized over the remaining weighted-average vesting period of 2.2 years. The total fair value of shares vested during the six-month periods ended June 26, 2016 and June 28, 2015 was $108,671 and $104,947, respectively.  Under the Stock Incentive Plan, there are 95,775 shares available for future awards at June 26, 2016.

The following table presents the restricted shares transactions during the six-month periods ended June 26, 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	335,831
Vested	(63,106)
Vested shares tax portion	(5,940)
Expired/Forfeited	(22,351)
Unvested, June 26, 2016	485,558

The following table presents the restricted shares transactions during the six-month periods ended June 28, 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	47,502
Vested	(22,751)
Expired/Forfeited	(3,586)
Unvested, June 28, 2015	186,032

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the then-members of its Board of Directors .  These options are fully vested and expire six years from issuance, July 30, 2016.  On July 28, 2016, the Stock Option Agreement of 2010 was amended and extends the expiration date of the agreement to July 31, 2019. The options can be exercised at a price of $2.50 per share. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share The intrinsic value of options exercised is $6,300. At June 26, 2016, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $0 and $273,000 as of June 26, 2016 and June 28, 2015, respectively.

Employee stock purchase plan

The Company has also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The ESPP has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the six-month periods ended June 26, 2016 and June 28, 2015, we issued 13,546 and 10,205 shares, respectively. Under the ESPP, there are 199,043 shares available for future awards at June 26, 2016.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

Stock-based compensation of $90,284 and $106,770, $187,710 and $162,563 was recognized during the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015 respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of June 26, 2016.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The effective income tax rate for the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015 was (58.5)%, (37.8)%, (262.8)% and (40.6)%, respectively. The change in the effective income tax rate for June 26, 2016 as compared to the six months ended June 28, 2015 is primarily attributable to the decrease in loss before income taxes.

9.           OPERATING LEASES

Base lease terms range from five to 24 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.4 million, $1.9 million, $4.9 million and $3.8 million for the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 26, 2016 are summarized as follows:

Year	Amount
Remainder of 2016	$5,509,766
2017	11,007,937
2018	10,535,524
2019	9,688,037
2020	9,423,851
2021 and thereafter	49,035,777
Total	$95,200,892

10.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA requires DRH to open 42 BWW restaurants designated "development territory” by April 1, 2021.   As of June 26, 2016 we have opened 29 of the 42 restaurants required by the ADA.  With the remaining 13 restaurants, we expect the Company will operate 77 BWW restaurants by 2020, exclusive of potential additional BWW restaurant acquisitions.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (between 3.15% and 3.25% of net sales globally) for the term of the individual franchise agreements.  The Company incurred royalty fees of $2.0

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

million, $1.5 million, $4.2 million and $3.1 million for the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015, respectively.  Advertising fund contribution expenses were $1.3 million, $1.0 million $2.8 million and $1.9 million for the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015, respectively.

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
On December 18, 2015, a collective action was filed against AMC Wings, Inc., and the Company in the U.S. District Court for the Southern District of Illinois (the "Court") by plaintiffs, David, et. al. A Sure Wing, LLC, the seller of the 18 St. Louis BWW restaurants acquired by the Company on June 29, 2015, was also named as a defendant. Plaintiffs primarily allege that former and current tipped workers at the above-mentioned companies were assigned to perform tasks outside the scope of their tipped positions, in violation of Illinois and federal law.  On July 6, 2016, the parties filed a joint Notice of Settlement, stating that the parties had reached an agreement in principle to resolve plaintiffs’ class and collective action claims through June 29, 2015, for $600,000 and intend to seek Court approval of their settlement.  On July 8, 2016, following a status conference with the parties, the Court gave leave to plaintiffs to file an amended complaint in light of the settlement discussions.  Plaintiffs did so on July 8, 2016.  At this stage in the proceedings, the parties are drafting a joint motion for preliminary Court approval of the terms of their settlement.
The Company has filed an indemnity claim against A Sure Wing, LLC and has received a reciprocal indemnity claim from A Sure Wing, LLC. A Sure Wing, LLC and the Company previously agreed to toll their respective indemnity claims pending resolution of the matter. A Sure Wing has agreed to fund the settlement in return for DRH releasing their indemnity claim.

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

11.          EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three and six month periods ended June 26, 2016 and June 28, 2015:

	Three months ended
	June 26, 2016	June 28, 2015
Loss available to common stockholders	$(182,426)	$(3,318,343)

Weighted-average shares outstanding	26,379,065	26,151,853
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,379,065	26,151,853

Earnings per share	$(0.01)	$(0.13)
Earnings per share - assuming dilution	$(0.01)	$(0.13)

	Six months ended
	June 26, 2016	June 28, 2015
Income (loss) available to common stockholders	$247,979	$(3,055,701)

Weighted-average shares outstanding	26,338,549	26,150,518
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,338,549	26,150,518

Earnings per share	$0.01	$(0.12)
Earnings per share - assuming dilution	$0.01	$(0.12)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.4 million, $0.5 million, $2.8 million and $1.0 million during the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015, respectively.

Cash paid for income taxes was $10,000, $34,290, $10,000 and $94,290 during the three-month periods ended June 26, 2016 and June 28, 2015 and six-month periods ended June 26, 2016 and June 28, 2015, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid during the six months ended June 26, 2016 and June 28, 2015, was $0.9 million and $1.3 million, respectively.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 26, 2016 and December 27, 2015, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of June 26, 2016 and December 27, 2015, our total debt was approximately $122.3 million and $126.3 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and six months ended June 26, 2016 and the fiscal year ended December 27, 2015.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 26, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(3,667,432)	$—	$(3,667,432)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 27, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$2,000,000	$—	$—	$2,000,000
Interest rate swaps	—	(1,525,255)	—	(1,525,255)
Total	$2,000,000	$(1,525,255)	$—	$474,745

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

	Three Months Ended June 26, 2016			Three Months Ended June 28, 2015
	Interest Rate Swaps	Investments	Total	Interest Rate Swaps	Investments	Total
Beginning balance	$(2,055,477)	$—	$(2,055,477)	$(485,225)	$—	$(485,225)

Gain (loss) recorded to other comprehensive income	(553,071)	—	(553,071)	152,880	—	152,880
Tax benefit (expense)	188,044	—	188,044	(51,980)	—	(51,980)
Other comprehensive income (loss)	(365,027)	—	(365,027)	100,900	—	100,900

Accumulated OCL	$(2,420,504)	$—	$(2,420,504)	$(384,325)	$—	$(384,325)

	Six Months Ended June 26, 2016			Six Months Ended June 28, 2015
	Interest Rate Swaps	Investments	Total	Interest Rate Swaps	Investments	Total
Beginning balance	$(1,006,667)	$—	$(1,006,667)	$(171,352)	$(3,804)	$(175,156)

Gain (loss) recorded to other comprehensive income	(2,142,177)	—	(2,142,177)	(322,686)	5,763	(316,923)
Tax benefit (expense)	728,340	—	728,340	109,713	(1,959)	107,754
Other comprehensive income (loss)	(1,413,837)	—	(1,413,837)	(212,973)	3,804	(209,169)

Accumulated OCL	$(2,420,504)	$—	$(2,420,504)	$(384,325)	$—	$(384,325)

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

Segment activity is as follows:

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue from external customers:
BWW	$40,951,181	$29,610,702	$84,094,433	$61,462,790
Bagger Dave's	5,439,865	7,261,136	10,709,412	14,849,380
Total	$46,391,046	$36,871,838	$94,803,845	$76,312,170

Segment operating profit (loss):
BWW	$3,849,895	$3,751,902	$9,135,540	$8,358,232
Bagger Dave's	(889,880)	(2,810,306)	(1,502,142)	(4,268,941)
Total segment operating profit	$2,960,015	$941,596	$7,633,398	$4,089,291
Closure-related items	928,153	—	583,142	—
Corporate expenses	(2,926,632)	(6,451,142)	(5,568,255)	(8,990,333)
Total consolidated operating profit (loss)	$961,536	$(5,509,546)	$2,648,285	$(4,901,042)

Interest expense	$(1,440,562)	$(559,035)	$(2,885,502)	$(991,258)
Other income	39,633	727,258	84,905	744,261
Net loss before income taxes	$(439,393)	$(5,341,323)	$(152,312)	$(5,148,039)

			June 26, 2016	December 27, 2015
Total assets
BWW			$116,669,017	$115,044,166
Bagger Dave's			21,588,976	21,886,470
Corporate			21,387,957	28,841,859
Total assets			$159,645,950	$165,772,495

16.           SUBSEQUENT EVENTS

On July 28, 2016, the Board of Directors approved the tax-free spinoff of AMC Burgers, which includes all 19 of the Bagger Dave's entities. The company will be formed as an independent, publicly-traded company on the over the counter market. DRH will continue to own and operate its 64 franchised BWW restaurants. DRH is currently developing a comprehensive separation plan for the spinoff. The separation plan, including transaction structure, timing, composition of senior management and the Boards of Directors, capital structure and other matters, will be subject to approval by the DRH Board of Directors, customary regulatory and other approvals. The Company expects to complete the spinoff in the fourth quarter of 2016.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH”) is a restaurant company operating two complementary concepts:   BWW and Bagger Dave’s.  As the largest franchisees of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of June 26, 2016, we had 83 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

DRH is the largest BWW franchisee and currently operates 64 DRH-owned BWW restaurants (20 in Michigan, 17 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 77 DRH-owned BWW restaurants by the end of 2020, exclusive of potential additional BWW restaurant acquisitions.

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

RESULTS OF OPERATIONS

For the three-month period ended June 26, 2016 ("Second Quarter 2016") and six-month period ended June 26, 2016 ("Year to Date 2016") , revenue was generated from the operations of 64 BWW restaurants and 19 Bagger Dave’s restaurants. For the three-month period ended June 28, 2015 ("Second Quarter 2015") and six-month period ended June 28, 2015 ("Year to Date 2015), revenue was generated from the operations of 42 BWW restaurants and 26 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurants comparable sales in the first full month after the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 70 and 50 restaurants at June 26, 2016 and June 28, 2015, respectively.

Results of Operations for the Three Months Ended June 26, 2016 and June 28, 2015

	Three Months Ended
	June 26, 2016	Percent of sales	June 28, 2015	Percent of sales
BWW	$40,951,181	88.3%	$29,610,702	80.3%
Bagger Dave's	5,439,865	11.7%	7,261,136	19.7%
Total revenue	46,391,046	100.0%	36,871,838	100.0%

Operating expenses

Food, beverage, and packaging costs
BWW	11,419,464	27.9%	8,324,900	28.1%
Bagger Dave's	1,639,318	30.1%	2,236,370	30.8%
Food, beverage, and packaging costs	13,058,782	28.1%	10,561,270	28.6%

Compensation costs
BWW	10,283,942	25.1%	7,064,960	23.9%
Bagger Dave's	2,094,838	38.5%	2,689,211	37.0%
Compensation costs	12,378,780	26.7%	9,754,171	26.5%

Occupancy costs
BWW	2,774,108	6.8%	1,728,997	5.8%
Bagger Dave's	277,057	5.1%	703,353	9.7%
Occupancy costs	3,051,165	6.6%	2,432,350	6.6%

Other operating costs
BWW	8,397,035	20.5%	6,241,037	21.1%
Bagger Dave's	1,326,490	24.4%	1,570,443	21.6%
Closure-related items	(39,272)	(0.1)%	—	—%
Other operating costs	9,684,253	20.9%	7,811,480	21.2%

General and administrative expenses	2,814,979	6.1%	5,674,963	15.4%
Pre-opening costs	649,119	1.4%	576,390	1.6%
Depreciation and amortization	4,402,183	9.5%	3,250,701	8.8%
Impairment and loss (gain) on asset disposal	(609,751)	(1.3)%	2,320,059	6.3%

Total operating expenses	45,429,510	97.9%	42,381,384	114.9%

Operating profit	$961,536	2.1%	$(5,509,546)	(14.9)%

Revenue for Second Quarter 2016 was $46.4 million, an increase of $9.5 million, or 25.8%, over the $36.9 million of revenue generated during Second Quarter 2015. The increase was attributable to the following: $10.2 million increase from the acquisition of 18 BWW locations; $3.6 million increase from nine new restaurant openings consisting of five BWW restaurants and four Bagger Dave's restaurants; $2.5 million decrease from the closure of 11 Bagger Dave's restaurants and one BWW restaurant; $1.1 million decrease in DRH-Owned BWW same store sales; $0.5 million decrease from impact of restaurants not falling in the sales comp-base because the restaurants have not been open for 18 months and lower Bagger Dave's average unit volumes.

With regard to the costs and expenses discussed below, results and trends that are unique and material within our individual reporting segments have been highlighted. Otherwise, the trends and results for the individual segments are consistent with our discussion of the composite trends and results.

Food, beverage, and packaging costs increased by $2.5 million, or 23.6%, to $13.1 million in Second Quarter 2016 from $10.6 million in Second Quarter 2015.  The increase was primarily due to an increased number of restaurants operating in 2016. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.1% in Second Quarter 2016 from 28.6% in Second Quarter 2015 primarily due to commodity price relief and menu price increases. Average cost per pound for bone-in chicken wings, our most significant input cost for our BWW concept, increased to $1.92 in Second Quarter 2016 compared to $1.77 in Second Quarter 2015. For Bagger Dave's, we experienced commodity cost relief for beef which was offset by an increase in potato costs and a price decrease resulting from our plattering initiative in the latter half of 2015.

Compensation costs increased by $2.6 million, or 26.9%, to $12.4 million in Second Quarter 2016 from $9.8 million in Second Quarter 2015.  The increase was primarily due to an increased number of restaurants operating in 2016.  Compensation costs as a percentage of sales increased to 26.7% in Second Quarter 2016 from 26.5% in Second Quarter 2015 due to higher average hourly wages.

Occupancy costs increased by $0.6 million, or 25.4%, to $3.1 million in Second Quarter 2016 from $2.4 million in Second Quarter 2015.  This increase is primarily due to the increased number of restaurants operating in 2016. Occupancy as a percentage of sales remained flat at 6.6% in Second Quarter 2016 and Second Quarter 2015.

Other operating costs increased by $1.9 million, or 24.0%, to $9.7 million in Second Quarter 2016 from $7.8 million in Second Quarter 2015.  The increase was primarily due to an increased number of restaurants operating in 2016. Other operating costs as a percentage of sales decreased to 20.9% in Second Quarter 2016 from 21.2% in Second Quarter 2015.

General and administrative expenses decreased by $2.9 million, or 50.4%, to $2.8 million in Second Quarter 2016 from $5.7 million in Second Quarter 2015.  This decrease was primarily due to settlement and expenses related to a wage-claim litigation occurring in Second Quarter 2015 and additional salaries and marketing expense directly related to the acquisition of 18 locations, partially offset by the decrease in salaries and marketing expenses directly related to closures. General and administrative expenses as a percentage of sales decreased to 6.1% in Second Quarter 2016 from 15.4% in Second Quarter 2015.

Pre-opening costs increased by $72,729, or 12.6%, to $649,119 in Second Quarter 2016 from $576,390 in Second Quarter 2015. DRH and its wholly-owned subsidiaries (collectively, the "Company") opened three new restaurants in the Second Quarter 2016 (one Bagger Dave's and two BWW) and opened one Bagger Dave's restaurant and one BWW relocation in Second Quarter 2015. Pre-opening costs as a percentage of sales decreased to 1.4% in Second Quarter 2016 from 1.6% in Second Quarter 2015.

Depreciation and amortization increased by $1.2 million, or 35.4%, to $4.4 million in Second Quarter 2016 from $3.3 million in Second Quarter 2015.  This increase was primarily due to an increased number of restaurants operating in 2016 driven by the acquisition of 18 BWW locations.  Depreciation and amortization as a percentage of sales increased to 9.5% in Second Quarter 2016 from 8.8% in Second Quarter 2015 primarily due to the impact of the 18 acquired locations which had higher average depreciation and amortization expense as a percentage of sales.

Impairment and loss (gain) on asset disposal decreased by $2.9 million, or 126.3%, to a gain of $0.6 million in Second Quarter 2016 from a loss of $2.3 million in Second Quarter 2015 due to the sale of the Detroit Bagger Dave's building in the Second Quarter 2016 and the asset impairment associated with the closure of three Bagger Dave's locations in Second Quarter 2015. Impairment and loss (gain) on asset disposal as a percentage of sales was 1.3% in Second Quarter 2016 versus 6.3% in Second Quarter 2015.

Results of Operations for the Six Months Ended June 26, 2016 and June 28, 2015

	Six Months Ended
	June 26, 2016	Percent of sales	June 28, 2015	Percent of sales
BWW	$84,094,433	88.7%	$61,462,790	80.5%
Bagger Dave's	10,709,412	11.3%	14,849,380	19.5%
Total revenue	94,803,845	100.0%	76,312,170	100.0%

Operating expenses

Food, beverage, and packaging costs
BWW	23,480,217	27.9%	17,508,564	28.5%
Bagger Dave's	3,274,108	30.6%	4,500,609	30.3%
Food, beverage, and packaging costs	26,754,325	28.2%	22,009,173	28.8%

Compensation costs
BWW	20,796,263	24.7%	14,498,208	23.6%
Bagger Dave's	4,094,458	38.2%	5,410,755	36.4%
Compensation costs	24,890,721	26.3%	19,908,963	26.1%

Occupancy costs
BWW	5,540,567	6.6%	3,460,345	5.6%
Bagger Dave's	681,353	6.4%	1,344,572	9.1%
Occupancy costs	6,221,920	6.6%	4,804,917	6.3%

Other operating costs
BWW	16,788,991	20.0%	12,660,074	20.6%
Bagger Dave's	2,178,454	20.3%	3,111,955	21.0%
Closure-related items	755,652	0.8%	—	—%
Other operating costs	19,723,097	20.8%	15,772,029	20.7%

General and administrative expenses	5,477,737	5.8%	8,171,850	10.7%
Pre-opening costs	921,483	1.0%	1,669,890	2.2%
Depreciation and amortization	8,709,900	9.2%	6,408,023	8.4%
Impairment and loss (gain) on asset disposal	(543,623)	(0.6)%	2,468,467	3.2%

Total operating expenses	92,155,560	97.2%	81,213,312	106.4%

Operating profit	$2,648,285	2.8%	$(4,901,142)	(6.4)%

Revenue for Year to Date 2016 was $94.8 million, an increase of $18.5 million, or 24.2%, over the $76.3 million of revenue generated during Year to Date 2015. The increase was attributable to the following: $20.9 million increase from the acquisition of 18 BWW locations; $7.7 million increase from nine new restaurant openings consisting of five BWW restaurants and four Bagger Dave's restaurants; $5.0 million decrease from the closure of 11 Bagger Dave's restaurants and one BWW restaurant; $2.9 million decrease in DRH-Owned BWW same store sales; $2.2 million decrease from impact of restaurants not falling into the sales comp-base because the restaurants have not been open for 18 months.

With regard to the costs and expenses discussed below, results and trends that are unique and material within our individual reporting segments have been highlighted. Otherwise, the trends and results for the individual segments are consistent with our discussion of the composite trends and results.

Food, beverage, and packaging costs increased by $4.7 million, or 21.6%, to $26.8 million in Year to Date 2016 from $22.0 million in Year to Date 2015. The increase was primarily due to an increased number of restaurants operating in 2016. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.2% in Year to Date 2016 from 28.8% in Year to Date 2015 primarily due to commodity price relief and menu price increases. Average cost per pound for bone-in chicken wings, our most significant input cost for our BWW concept, increased to $1.92 in Year to Date 2016 compared to $1.84 in Year to Date 2015. For Bagger Dave's, we experienced commodity cost relief for beef which was offset by an increase in potato costs and a price decrease resulting from our plattering initiative in the latter half of 2015.

Compensation costs increased by $5.0 million, or 25.0%, to $24.9 million in Year to Date 2016 from $19.9 million in Year to Date 2015.  The increase was primarily due to an increased number of restaurants operating in 2016.  Compensation costs as a percentage of sales increased to 26.3% in Year to Date 2016 from 26.1% in Year to Date 2015 due to higher average hourly wages.

Occupancy costs increased by $1.4 million, or 29.5%, to $6.2 million in Year to Date 2016 from $4.8 million in Year to Date 2015.  This increase is primarily due to the increased number of restaurants operating in 2016. Occupancy as a percentage of sales increased to 6.6% in Year to Date 2016 from 6.3% in Year to Date 2015 primarily due to the impact of the 18 acquired BWW locations, which had higher average occupancy costs as a percentage of sales and lower comparable sales over the same period last year. This was partially offset by lower occupancy costs as a percentage of sales for Bagger Dave's due to the recent closure of underperforming locations.

Other operating costs increased by $4.0 million, or 25.1%, to $19.7 million in Year to Date 2016 from $15.8 million in Year to Date 2015.  The increase was primarily due to an increased number of restaurants operating in 2016. Other operating costs as a percentage of sales remained relatively flat at 20.8% for Year to Date 2016 and 20.7% in Year to Date 2015.

General and administrative expenses decreased by $2.7 million, or 33.0%, to $5.5 million in Year to Date 2016 from $8.2 million in Year to Date 2015.  This decrease was primarily due to settlement and expenses related to a wage-claim litigation occurring in 2015 and additional salaries and marketing expense directly related to the acquisition of 18 locations, partially offset by the decrease in salaries and marketing expenses directly related to closures. General and administrative expenses as a percentage of sales decreased to 5.8% in Year to Date 2016 from 10.7% in Year to Date 2015.

Pre-opening costs decreased by $0.7 million, or 44.8%, to $0.9 million in Year to Date 2016 from $1.7 million in Year to Date 2015. The Company opened three new restaurants in Second Quarter 2016 (one Bagger Dave's and two BWW) and opened one Bagger Dave's restaurant and one BWW relocation in Second Quarter 2015. There were five openings in the previous year Fourth Quarter 2014, which contributed to carry-over costs in First Quarter 2015.  Pre-opening costs as a percentage of sales decreased to 1.0% in Year to Date 2016 from 2.2% in Year to Date 2015.

Depreciation and amortization increased by $2.3 million, or 35.9%, to $8.7 million in Year to Date 2016 from $6.4 million in Year to Date 2015.  This increase was primarily due to an increased number of restaurants operating in 2016 driven by the acquisition of 18 BWW locations.  Depreciation and amortization as a percentage of sales increased to 9.2% in Year to Date 2016 from 8.4% in Year to Date 2015 primarily due to the impact of the 18 acquired locations which had higher average depreciation and amortization expense as a percentage of sales.

Impairment and loss (gain) on asset disposal decreased by $3.0 million, or 122.0%, to a gain of $0.5 million in Year to Date 2016 from a loss of $2.5 million in Year to Date 2015 due to the sale of the Detroit Bagger Dave's building in Second Quarter 2016 and the asset impairment associated with the closure of three Bagger Dave's location in Second Quarter 2015. Impairment and loss (gain) on asset disposal as a percentage of sales was 0.6% in Year to Date 2016 versus 3.2% in Year to Date 2015.

INTEREST AND TAXES

Interest expense was $1.4 million and $0.6 million during Second Quarter 2016 and Second Quarter 2015, respectively. Interest expense was $2.9 million and $1.0 million during Year to Date 2016 and Year to Date 2015, respectively. The increase was primarily due to the increased debt related to the acquisition of 18 BWW locations occurring in the Second Quarter 2015 along with the building of new restaurants.

For Second Quarter 2016, DRH had an income tax benefit of $0.3 million compared to Second Quarter 2015 income tax benefit of $2.0 million. For Year to Date 2016 and Year to Date 2015, DRH had an income tax benefit of $0.4 million compared to Second Quarter 2015 income tax benefit of $2.1 million.  The decrease in the income tax benefit is primarily related to the decrease in loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company, entered into a $155.0 million Senior Secured Credit Facility with Citizens Bank, N.A. (the “June 2015 Senior Secured Credit Facility”). The June 2015 Senior Secured Credit Facility consists of a $120.0 million Term Loan (the "June 2015 Term Loan"), a $30.0 million development line of credit (the "June 2015 DLOC") and a $5.0 million revolving line of credit (the "June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance an acquisition occurring in the second quarter 2015. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The interest rate for the Term Loan is LIBOR plus an applicable margin which ranges from 2.25% to 3.5%. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is convertible upon maturity into a term note based on the terms of the agreement at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. The June 2015 RLOC is for a term of five years and bears interest at LIBOR plus an applicable margin, no amount was outstanding as of June 26, 2016.

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

Cash flow from operations for Year to Date 2016 was $5.9 million compared with $4.6 million for Year to Date 2015. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2016, capital expenditures are anticipated to be between $14.0 million and $16.0 million. We plan to use the capital as follows: 50.0% for new restaurant openings; and the remaining 50.0% for restaurant remodels, upgrades and other general corporate purposes. Any excess cash from operations will be used to accelerate pay down of our debt. With planned capital expenditures significantly lower than historical and additional operating cash flows, both of which are due to the fact that we have just recently integrated 18 additional BWW locations and closed underperforming restaurants, we are targeting a net debt-to-adjusted EBITDA ratio of 3.0x by mid-2018.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $1.3 million (for a full extensive remodel of the restaurant), we target remodels of $0.6 to $0.7 million to upgrade a typical BWW restaurant to the new Stadia design. The Company's strategy is to fully remodel existing BWW restaurants to the new Stadia design at time of scheduled refresh or remodel typically within seven years or less of opening.

Mandatory Upgrades

In fiscal year 2016, we will invest in seven mandatory remodels of existing DRH-owned BWW restaurants. Four of the seven remodels have been completed, one is near completion and we expect the remaining two will be completed by the end of fiscal 2016. These will primarily be funded through cash from operations, supplemented by drawing off our development line of credit.

Discretionary Upgrades and Relocations

In fiscal year 2016, the Company plans to invest additional capital to provide minor upgrades to a number of its existing locations, all of which we expect to fund with cash from operations. These improvements will primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal year 2016, we do not have any planned relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s ADA requires DRH to open 42 BWW restaurants within its designated "development territory” by April 1, 2021.   As of June 26, 2016 we have opened 29 of the 42 restaurants required by the ADA.  With the remaining 13 restaurants, we expect the Company will operate 77 BWW restaurants by 2020, exclusive of potential additional BWW restaurant acquisitions.

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

Not applicable for smaller reporting companies.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of June 26, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 26, 2016.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index following the signature page hereto is incorporated by reference under this item.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	August 5, 2016	By:	/s/ T. Michael Ansley
T. Michael Ansley
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ David G. Burke
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

3.4
Second Amendment to the Amended and Restated Bylaws (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2016, and incorporated herein by this reference).

10.1
Employment Agreement between Diversified Restaurant Holdings, Inc. and David G. Burke, dated May 19, 2016 (filed as exhibit 10.1 to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2016, and incorporated herein by this reference).

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