Form 10-Q
period 2016-09-25
Diversified Restaurant Holdings, Inc.
filed 2016-11-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,670,786 shares of $.0001 par value common stock outstanding as of November 4, 2016.

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

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 25, 2016	December 27, 2015
	(unaudited)
Current assets
Cash and cash equivalents	$4,254,669	$14,200,528
Accounts receivable	476,500	620,942
Inventory	1,814,624	1,934,584
Other assets	2,392,158	1,618,429
Total current assets	8,937,951	18,374,483

Deferred income taxes	15,286,918	13,320,177
Property and equipment, net	77,985,060	79,189,661
Intangible assets, net	3,339,942	3,638,716
Goodwill	50,097,081	50,097,081
Other long-term assets	240,728	1,152,377
Total assets	$155,887,680	$165,772,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,702,825	$7,807,552
Accrued compensation	1,842,645	3,087,883
Other accrued liabilities	2,632,650	3,663,211
Current portion of long-term debt	10,224,450	9,891,825
Current portion of deferred rent	334,637	396,113
Total current liabilities	20,737,207	24,846,584

Deferred rent, less current portion	3,041,891	2,826,210
Unfavorable operating leases	611,324	671,553
Other long-term liabilities	5,602,282	4,463,631
Long-term debt, less current portion	111,120,286	116,364,165
Total liabilities	141,112,990	149,172,143

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,633,161 and 26,298,725, respectively, issued and outstanding	2,587	2,584
Additional paid-in capital	36,509,603	36,136,332
Accumulated other comprehensive loss	(2,064,457)	(1,006,667)
Accumulated deficit	(19,673,043)	(18,531,897)
Total stockholders' equity	14,774,690	16,600,352

Total liabilities and stockholders' equity	$155,887,680	$165,772,495
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue	$46,688,629	$47,077,816	$141,492,474	$123,389,986

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	12,909,954	13,505,404	39,664,279	35,514,577
Compensation costs	12,224,965	13,035,995	37,115,686	32,944,958
Occupancy costs	3,437,155	3,529,935	9,659,075	8,334,752
Other operating costs	10,206,848	10,480,932	29,929,945	26,252,961
General and administrative expenses	3,284,634	4,027,338	8,762,371	12,199,188
Pre-opening costs	96,316	653,789	1,017,799	2,323,679
Depreciation and amortization	5,174,075	4,452,436	13,883,975	10,860,459
Impairment and loss (gain) on asset disposal	157,082	532,124	(386,541)	3,000,591
Total operating expenses	47,491,029	50,217,953	139,646,589	131,431,165

Operating profit (loss)	(802,400)	(3,140,137)	1,845,885	(8,041,179)

Interest expense	(1,439,227)	(1,842,640)	(4,324,729)	(2,833,898)
Other income, net	12,819	34,475	97,724	778,736

Loss before income taxes	(2,228,808)	(4,948,302)	(2,381,120)	(10,096,341)

Income tax benefit	(839,683)	(1,366,767)	(1,239,974)	(3,459,105)

Net loss	$(1,389,125)	$(3,581,535)	$(1,141,146)	$(6,637,236)

Basic earnings per share	$(0.05)	$(0.14)	$(0.04)	$(0.25)
Fully diluted earnings per share	$(0.05)	$(0.14)	$(0.04)	$(0.25)

Weighted average number of common shares outstanding
Basic	26,625,615	26,251,621	26,434,238	26,184,219
Diluted	26,625,615	26,251,621	26,434,238	26,184,219

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Net loss	$(1,389,125)	$(3,581,535)	$(1,141,146)	$(6,637,236)

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of $(183,417), $576,729, $544,923 and $686,442, respectively	356,047	(1,119,532)	(1,057,790)	(1,332,505)
Unrealized changes in fair value of investments, net of tax of $0, $0, $0 and $(1,958), respectively	—	—	—	3,804
Total other comprehensive income (loss)	356,047	(1,119,532)	(1,057,790)	(1,328,701)

Comprehensive loss	$(1,033,078)	$(4,701,067)	$(2,198,936)	$(7,965,937)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Issuance of restricted shares	130,752	—	—	—	—	—

Forfeitures of restricted shares	(5,432)	—	—	—	—	—

Employee stock purchase plan	16,500	1	58,231	—	—	58,232

Share-based compensation	—	—	285,823	—	—	285,823

Stock repurchase	(24,500)	(2)	(98,250)	—	—	(98,252)

Stock options exercised	30,000	3	74,996	—	—	74,999

Other comprehensive loss	—	—	—	(1,328,701)	—	(1,328,701)

Net loss	—	—	—	—	(6,637,236)	(6,637,236)

Balances - September 27, 2015	26,297,144	$2,584	$35,988,801	$(1,503,857)	$(8,976,641)	$25,510,887

Balances - December 27, 2015	26,298,725	$2,584	$36,136,332	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	342,331	—	—	—	—	—

Forfeitures of restricted shares	(23,851)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(5,940)	—	(9,326)	—	—	(9,326)

Employee stock purchase plan	21,896	3	31,220	—	—	31,223

Share-based compensation	—	—	351,377	—	—	351,377

Other comprehensive loss	—	—	—	(1,057,790)	—	(1,057,790)

Net loss	—	—	—	—	(1,141,146)	(1,141,146)

Balances - September 25, 2016	26,633,161	$2,587	$36,509,603	$(2,064,457)	$(19,673,043)	$14,774,690

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities
Net loss	$(1,141,146)	$(6,637,236)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	13,883,975	10,860,459
Amortization of debt discount and loan fees	178,287	60,574
Amortization of gain on sale-leaseback	(117,907)	(272,454)
Impairment and loss (gain) on asset disposals	(386,541)	3,000,591
Share-based compensation	351,377	285,823
Deferred income taxes	(1,421,818)	(3,553,903)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	144,442	775,735
Inventory	119,960	(226,568)
Other assets	(773,729)	(1,249,065)
Intangible assets	(26,986)	(239,621)
Other long-term assets	911,649	(846,583)
Accounts payable	(1,393,754)	2,992,491
Accrued liabilities	(2,621,955)	641,756
Deferred rent	154,205	183,365
Net cash provided by operating activities	7,860,059	5,775,364

Cash flows from investing activities
Proceeds from sale of investments	—	2,952,302
Proceeds from sale of property and equipment	1,134,717	—
Purchases of property and equipment	(13,936,969)	(19,776,752)
Acquisition of business, net of cash acquired	—	(54,041,489)
Net cash used in investing activities	(12,802,252)	(70,865,939)

Cash flows from financing activities
Proceeds from issuance of long-term debt	8,609,154	67,753,463
Repayments of long-term debt	(13,634,717)	(5,666,667)
Payment of loan fees	—	(556,157)
Stock options exercised	—	74,999
Repurchase of stock	—	(98,252)
Proceeds from employee stock purchase plan	31,223	58,232
Tax withholdings for restricted stock units	(9,326)	—
Net cash (used in) provided by financing activities	(5,003,666)	61,565,618

Net decrease in cash and cash equivalents	(9,945,859)	(3,524,957)

Cash and cash equivalents, beginning of period	14,200,528	18,688,281

Cash and cash equivalents, end of period	$4,254,669	$15,163,324

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. and its wholly-owned subsidiaries (“DRH” or the "Company") is a restaurant company operating two concepts:   Buffalo Wild Wings ® Grill & Bar (“BWW”) and Bagger Dave’s Burger Tavern ® (“Bagger Dave’s”).  As the largest franchisee of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 25, 2016, we had 83 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

DRH currently operates 64 DRH-owned BWW restaurants (20 in Michigan, 17 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. If we remain on track with our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) we expect to operate 77 DRH-owned BWW restaurants by the end of 2021, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 19 Bagger Dave’s (16 in Michigan, one in Indiana and two in Ohio). The Board of Directors approved the tax-free spinoff of 19 of the Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities. DRH will continue to own and operate its 64 franchised BWW restaurants. DRH is currently developing a comprehensive separation plan for the spinoff. The Company expects to complete the spinoff in the fourth quarter of 2016.

Basis of Presentation

The consolidated financial statements as of September 25, 2016 and December 27, 2015, and for the three and nine-month periods ended September 25, 2016 and September 27, 2015, have been prepared by DRH pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of September 25, 2016 and for the three and nine-month periods ended September 25, 2016 and September 27, 2015 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The consolidated financial information as of December 27, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015, which is included in Item 8 in the Fiscal 2015 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and nine-month periods ended September 25, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 25, 2016.

Segment Reporting

During the First Quarter 2016, the Company reorganized segment reporting from one reportable segment to two reportable segments, BWW and Bagger Dave's, due to differences that have developed in the economic characteristics between the two concepts. All prior period information was recast to reflect this change. The Company’s reportable segments are organized based on restaurant concept. As reviewed by management, the results for all locations closed in fiscal 2015 are segregated for analytical purposes. Resources are allocated and performance is assessed for the concepts by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom the Company has determined to be its Chief Operating Decision Makers. See Note 16 for additional information.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At September 25, 2016 and December 27, 2015, we had goodwill of $50.1 million, that was assigned to our BWW operating segment.

The impairment analysis consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 27, 2015, based on our quantitative analysis, goodwill was considered recoverable. At September 25, 2016, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment, over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairment was recognized for the nine months ended September 25, 2016. During the quarter-ended June 28, 2015, the Company recorded an impairment loss of $1.8 million related to three Bagger Dave's locations. We continue to monitor several other restaurants for potential impairment of long-lived assets while we continue to develop plans to improve operating results. As such, based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material. For additional details refer to the 2015 10-K filed on March 11, 2015.

We account for exit or disposal activities, including restaurant closures, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses. These costs are generally expensed as incurred. Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred. During fiscal 2015, the Company decided to close 11 underperforming Bagger Dave's locations(eight in Indiana and three in Michigan) and opted not to renew the lease on one BWW location in Florida. The Company closed the restaurants during the third and fourth quarters of 2015. In connection with the 2015 closures, the Company recorded a liability of $1.3 million for the net present value of any remaining lease obligations, net of estimated sublease income. As of September 25, 2016, we have three remaining locations with a residual lease obligation that will be fulfilled by May 2017. As of September 25, 2016, a liability of $246,532 remains on our Consolidated Balance Sheet and is classified as Other accrued liabilities. For additional details refer to the 2015 10-K filed on March 11, 2015.

Indefinite-Lived Intangible Assets

Liquor licenses, which are a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis (at year-end) to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  No impairments were recognized for the nine months ended September 25, 2016 or fiscal year ended December 27, 2015.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Topic 718: Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is in the process of assessing the impact of adoption of ASU 2016-09 on its Consolidated Financial Statements, although we do not expect the standard will have a significant impact.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU adds paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit. The Company has historically recorded and will continue to record, debt issuance costs associated with the line-of-credit as an asset and subsequently amortize the deferred costs over the term of the line-of-credit, with there being no impact on previously issued financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which updates guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct reduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We retrospectively adopted this guidance in First Quarter 2016. This resulted in a reclassification of the December 27, 2015 Consolidated Balance Sheet of $345,317 from Intangible assets, net to Current portion of long-term debt and Long-term debt, in the amounts of $27,002 and $318,315, respectively.

2.           ACQUISITION

On June 29, 2015, the Company completed the acquisition of substantially all of the assets of A Sure Wing, LLC, a Missouri limited liability company. The assets acquired consist primarily of 18 existing BWW restaurants, 15 in Missouri and three in Illinois. As consideration for the acquisition of the assets, the Company paid $54.0 million in cash at closing, subject to adjustment for cash on hand, inventory and certain prorated items. The seller reimbursed the Company for one-half of all fees imposed by BWLD under its franchise agreements for the transfer of these restaurants. The acquisition provides greater geographic diversity to the Company’s restaurant portfolio.

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

The following table summarizes the unaudited pro forma financial information as if the acquisition had occurred at the beginning of the period presented:

	Three Months Ended	Nine Months Ended
	September 27, 2015	September 27, 2015
Revenue	$47,077,816	$144,385,934
Net income (loss)	(3,581,535)	(5,695,267)
Basic earnings (loss) per share	(0.14)	(0.22)
Diluted earnings (loss) per share	(0.14)	(0.22)

The results of operations from the acquisition are included in the Company's results beginning June 29, 2015. The actual amounts of revenue and net income included in the accompanying Consolidated Statement of Operations for the period of June 29, 2015 to September 27, 2015 are $10.2 million and $645,608, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 25, 2016	December 27, 2015
Land	$—	$37,500
Building	3,932,646	2,339,219
Equipment	35,332,322	32,912,992
Furniture and fixtures	9,085,821	8,194,060
Leasehold improvements	77,668,611	72,148,545
Restaurant construction in progress	36,112	1,768,027
Total	126,055,512	117,400,343
Less accumulated depreciation	(48,070,452)	(38,210,682)
Property and equipment, net	$77,985,060	$79,189,661
At September 25, 2016 and December 27, 2015, $66,925 and $0.9 million, respectively, of fixed and intangible assets for the closed locations are held for sale, which are recorded in Property and equipment and Intangible assets on the Consolidated Balance Sheets. On June 8, 2016 we sold the Detroit Bagger Dave's building and land net of fees for approximately $1.1 million in proceeds, all of which we used to pay down our term loan. We recorded a gain of $884,717, which is recorded in Impairment and loss (gain) on asset disposal on the Consolidated Statements of Operations. We anticipate selling the remaining assets held for sale in Fourth Quarter 2016.

4.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 25, 2016	December 27, 2015
Amortized intangibles:
Franchise fees	$1,278,142	$1,278,142
Trademark	70,576	66,826
Non-compete agreement	76,560	76,560
Favorable lease	351,344	351,344
Loan fees - RLOC and DLOC	368,084	368,084
Total	2,144,706	2,140,956
Less accumulated amortization	(689,180)	(519,858)
Amortized intangibles, net	1,455,526	1,621,098

Unamortized intangibles:
Liquor licenses	1,884,416	2,017,618
Total intangibles, net	$3,339,942	$3,638,716

Amortization expense for the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015 was $22,731, $29,316, $68,352 and $72,380, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 10.6 years at September 25, 2016.

5.           RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the three-month periods ended September 25, 2016 and September 27,

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2015 and nine-month periods ended September 25, 2016 and September 27, 2015 were $3,550, $168,225, $63,713 and $453,445, respectively. Beginning in first quarter 2016, the Company initiated the process of transitioning these services in-house and fully completed the transition by third quarter 2016.

6.     OTHER ACCRUED LIABILITES

	September 25, 2016	December 27, 2015
Sales and use tax payable	$903,823	$998,388
Accrued interest	428,269	495,365
Closure liability - current	246,532	1,008,707
Accrued personal and property tax	377,447	427,866
Accrued royalty fees	165,515	244,307
Other	511,064	488,578
Total other accrued liabilities	$2,632,650	$3,663,211

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 25, 2016	December 27, 2015
$120.0 million term loan - the rate at September 25, 2016 and December 27, 2015 was 4.03% and 3.86%, respectively.	$102,198,616	$115,833,333

$30.0 million development line of credit - the rate at September 25, 2016 and December 27, 2015 was 4.03% and 3.86%, respectively.	18,199,476	11,090,323

$5.0 million revolving line of credit - the rate at September 25, 2016 was 3.50%.	1,500,000	—

Unamortized discount and debt issuance costs	(553,356)	(667,666)

Total debt	121,344,736	126,255,990

Less current portion	(10,224,450)	(9,891,825)

Long-term debt, net of current portion	$111,120,286	$116,364,165

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with a syndicate of lenders led by
Citizens (the “June 2015 Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures.  The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million development line of credit (the “June 2015 DLOC”) and a $5.0 million revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to refinance an acquisition occurring in second quarter 2015.   The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility.  The June 2015 Term Loan is for a period of five years.  Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest.  The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan is due and payable on the maturity date of June 29, 2020.  The June 2015 DLOC is for a term of two years and is subject to certain limitations relative to actual development costs. Once the DLOC is fully drawn, outstanding balances convert into a term note based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. If the DLOC is not fully drawn by the end of the two year term, the outstanding principal balance becomes due based on the 12-year amortization period with final payment due June 29, 2020. The June 2015 RLOC, which is subject to certain usage restrictions during each annual period, is for a term of five years.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represents legal, consulting and financial costs associated with debt financing. Debt discount and debt issuance cost related to term debt totaled $553,356, net of accumulated amortization at September 25, 2016. Unamortized debt issuance costs related to the DLOC and RLOC totaled $265,661 at September 25, 2016. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, interest expense was $1.4 million, $1.8 million, $4.3 million and $2.8 million respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio, both of which we are in compliance with as of September 25, 2016.

At September 25, 2016, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting and are included in Other long-term liabilities on the Balance Sheet. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			September 25, 2016
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$5,904,762	$—	$54,261
October 2012	0.9%	October 2017	2,571,429	—	5,521
July 2013	1.4%	April 2018	5,619,047	—	40,649
May 2014	1.5%	April 2018	9,821,429	—	109,406
January 2015	1.8%	December 2019	20,976,191	—	747,923
August 2015	2.3%	June 2020	49,696,875	—	2,170,208
Total			$94,589,733	$—	$3,127,968

			December 27, 2015
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$7,619,048	$—	$56,280
October 2012	0.9%	October 2017	3,214,286	—	3,027
July 2013	1.4%	April 2018	8,190,476	—	60,164
May 2014	1.5%	April 2018	11,428,571	—	122,716
January 2015	1.8%	December 2019	20,547,619	—	415,459
August 2015	2.3%	June 2020	49,696,875	—	867,609
Total			$100,696,875	$—	$1,525,255

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.            STOCK-BASED COMPENSATION

Restricted stock awards

In fiscal 2016 and 2015, restricted shares were granted to certain team members and board members at a weighted-average fair value of $1.52 and $3.56.  Restricted shares are granted with a per share purchase price at 100.0% of the fair market value on the date of grant. Based on the Stock Award Agreement, shares vest ratably over a three-year period, one-year period or upon the three-year anniversary of the granted shares. The vesting terms are determined by the Compensation Committee of the Board of Directors.  Unrecognized stock-based compensation expense of $682,259 at September 25, 2016 will be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of shares vested during the nine-month periods ended September 25, 2016 and September 27, 2015 was $108,671 and $189,358, respectively.  Under the Stock Incentive Plan, there are 92,275 shares available for future awards at September 25, 2016.

The following table presents the restricted shares transactions during the nine-month period ended September 25, 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	342,331
Vested	(63,106)
Vested shares tax portion	(5,940)
Expired/Forfeited	(23,851)
Unvested, September 25, 2016	490,558

The following table presents the restricted shares transactions during the nine-month periods ended September 27, 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	130,752
Vested	(41,979)
Expired/Forfeited	(5,432)
Unvested, September 27, 2015	248,208

On July 30, 2010, DRH granted options for the purchase of 210,000 shares of common stock to the then-members of its Board of Directors.  These options are fully vested and were originally set to expire six years from issuance, July 30, 2016.  On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of the agreement to July 31, 2019. The options can be exercised at a price of $2.50 per share. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share. The intrinsic value of options exercised was $6,300. At September 25, 2016, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of these options. The intrinsic value of outstanding options is $0 and $59,400 as of September 25, 2016 and September 27, 2015, respectively.

Employee stock purchase plan

The Company has also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The ESPP has four offering periods, each start/end date coincides with the DRH fiscal quarter with shares awarded on the last day of the offering period. During the nine-month periods ended September 25, 2016 and September 27, 2015, we issued 21,896 and 16,500 shares, respectively. Under the ESPP, there are 190,693 shares available for future awards at September 25, 2016.

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

Stock-Based Compensation

Stock-based compensation of $163,667, $123,260, $351,377 and $285,823 was recognized during the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of September 25, 2016.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The effective income tax rate for the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015 was (37.7)%, (27.6)%, (52.1)% and (34.3)%, respectively. The change in the effective income tax rate for September 25, 2016 as compared to the nine months ended September 27, 2015 is primarily attributable to the decrease in loss before income taxes.

10.           OPERATING LEASES

Base lease terms range from five to 24 years, generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.6 million, $2.7 million, $7.5 million and $6.5 million for the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 25, 2016 are summarized as follows:

Year	Amount
Remainder of 2016	$2,761,748
2017	10,821,306
2018	10,278,552
2019	9,432,954
2020	9,175,681
2021 and thereafter	45,664,364
Total	$88,134,605

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA allows DRH to open 42 BWW restaurants in its designated development territory by April 1, 2021.   As of September 25, 2016 we have opened 29 of the 42 restaurants outlined within the ADA.  If we develop the remaining13 restaurants, the Company would operate 77 BWW restaurants by 2021, exclusive of potential additional BWW restaurant acquisitions. If we opt to not develop a restaurant location per the ADA, BWLD has the right to penalize the Company $50,000 per location.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (between 3.15% and 3.25% of net sales globally) for the term of the individual franchise agreements.  The Company incurred royalty fees of $2.1 million, $2.1 million, $6.3 million and $5.1 million for the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, respectively.  Advertising fund contribution expenses were $1.3 million, $1.3 million, $2.8 million and $3.3 million for the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, respectively.

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

In connection with the Bagger Dave's Burger Tavern, Inc. spin-off described in Note 1, the DRH Board of Directors approved funding of $1.0 million to $3.0 million to Bagger Dave's Burger Tavern, Inc. within twelve months after the spin-off to meet the needs for operations. This funding would only be considered if deemed necessary and in the event Bagger Dave's is unable to obtain a line of credit facility. In addition, there will be various agreements, among other things, that will govern certain aspects of the relationship with DRH following the separation, establish terms under which subsidiaries of DRH will provide services, and establish terms pursuant to which subsidiaries of DRH will obtain food product for Bagger Dave's Burger Tavern, Inc. As of September 25, 2016, DRH is listed as the guarantor on 15 of the 19 Bagger Dave's leases in the event of nonpayment of rent by Bagger Dave's. For open locations the guarantees range from two to 15 years.
On December 18, 2015, a collective action was filed against AMC Wings, Inc., and the Company in the U.S. District Court for the Southern District of Illinois (the "Court") by plaintiffs, David, et. al. A Sure Wing, LLC, the seller of the 18 St. Louis BWW restaurants acquired by the Company on June 29, 2015, was also named as a defendant. Plaintiffs primarily allege that former and current tipped workers at the above-mentioned companies were assigned to perform tasks outside the scope of their tipped positions, in violation of Illinois and federal law.  On July 6, 2016, the parties filed a joint Notice of Settlement, stating that the parties had reached an agreement in principle to resolve plaintiffs’ class and collective action claims through June 29, 2015, for $600,000 and intend to seek Court approval of their settlement.  On July 8, 2016, following a status conference with the parties, the Court gave leave to plaintiffs to file an amended complaint in light of the settlement discussions.  Plaintiffs did so on July 8, 2016.  On August 29, 2016, the Court granted Plaintiffs’ Unopposed Motion for Preliminary Approval of the Settlement Agreement.  On September 28, 2016, the settlement administrator mailed settlement notices to 1,951 settlement class and collective members, per the terms of the Settlement Agreement.  On January 6, 2017, the Court will hold a Final Approval of the Settlement Hearing.
The Company has filed an indemnity claim against A Sure Wing, LLC and has received a reciprocal indemnity claim from A Sure Wing, LLC. A Sure Wing, LLC and the Company previously agreed to toll their respective indemnity claims pending resolution of the matter. A Sure Wing, LLC has agreed to fund the settlement in return for DRH releasing their indemnity claim.

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

12.          EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three and nine month periods ended September 25, 2016 and September 27, 2015:

	Three months ended
	September 25, 2016	September 27, 2015
Loss available to common stockholders	$(1,389,125)	$(3,581,535)

Weighted-average shares outstanding	26,625,615	26,251,621
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,625,615	26,251,621

Earnings per share	$(0.05)	$(0.14)
Earnings per share - assuming dilution	$(0.05)	$(0.14)

	Nine months ended
	September 25, 2016	September 27, 2015
Loss available to common stockholders	$(1,141,146)	$(6,637,236)

Weighted-average shares outstanding	26,434,238	26,184,219
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,434,238	26,184,219

Earnings per share	$(0.04)	$(0.25)
Earnings per share - assuming dilution	$(0.04)	$(0.25)

Potentially dilutive securities whose effect would have been antidilutive are excluded from the computation of diluted earnings per share.

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.4 million, $0.9 million, $4.2 million and $1.9 million during the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, respectively.

Cash paid for income taxes was $0, $0, $10,000 and $94,290 during the three-month periods ended September 25, 2016 and September 27, 2015 and nine-month periods ended September 25, 2016 and September 27, 2015, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of September 25, 2016 and September 27, 2015, was $0.6 million and $0.7 million, respectively.

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

As of September 25, 2016 and December 27, 2015, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes, which are generally based on observable market inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 1 and Note 7 for additional information pertaining to interest rates swaps.

As of September 25, 2016 and December 27, 2015, our total debt was approximately $121.3 million and $126.3 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three- and nine- month periods ended September 25, 2016 and the fiscal year ended December 27, 2015.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 25, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(3,127,968)	$—	$(3,127,968)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 27, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Cash equivalents	$2,000,000	$—	$—	$2,000,000
Interest rate swaps	—	(1,525,255)	—	(1,525,255)
Total	$2,000,000	$(1,525,255)	$—	$474,745

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (loss):

	Three Months Ended September 25, 2016			Three Months Ended September 27, 2015
	Interest Rate Swaps	Investments	Total	Interest Rate Swaps	Investments	Total
Beginning balance	$(2,420,504)	$—	$(2,420,504)	$(384,325)	$—	$(384,325)

Gain (loss) recorded to other comprehensive income	539,464	—	539,464	(1,696,261)	—	(1,696,261)
Tax benefit (expense)	(183,417)	—	(183,417)	576,729	—	576,729
Other comprehensive income (loss)	356,047	—	356,047	(1,119,532)	—	(1,119,532)

Accumulated OCL	$(2,064,457)	$—	$(2,064,457)	$(1,503,857)	$—	$(1,503,857)

	Nine Months Ended September 25, 2016			Nine Months Ended September 27, 2015
	Interest Rate Swaps	Investments	Total	Interest Rate Swaps	Investments	Total
Beginning balance	$(1,006,667)	$—	$(1,006,667)	$(171,352)	$(3,804)	$(175,156)

Gain (loss) recorded to other comprehensive income	(1,602,713)	—	(1,602,713)	(2,018,947)	5,762	(2,013,185)
Tax benefit (expense)	544,923	—	544,923	686,442	(1,958)	684,484
Other comprehensive income (loss)	(1,057,790)	—	(1,057,790)	(1,332,505)	3,804	(1,328,701)

Accumulated OCL	$(2,064,457)	$—	$(2,064,457)	$(1,503,857)	$—	$(1,503,857)

16. SEGMENT REPORTING

During the First Quarter 2016, the Company reorganized segment reporting from one reportable segment to two reportable segments, BWW and Bagger Dave's, due to differences that have developed in the economic characteristics between the two concepts. All prior period information was recast to reflect this change. The Company’s reportable segments are organized based on restaurant concept. As reviewed by management, the results for all locations closed as of September 25, 2016 are segregated for analytical purposes. Resources are allocated and performance is assessed for the concepts by the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer whom the Company has determined to be its Chief Operating Decision Makers. See Note 1 for additional information.

Revenues for all segments include only transactions with customers and include no intersegment revenues. Excluded from net income from operations for BWW and Bagger Dave's are certain legal and corporate costs not directly related to the performance of the segments, interest and other expenses related to the Company’s credit agreements and derivative instruments, certain stock-based compensation expenses, certain bonus expenses and certain insurance expenses managed centrally.

Segment activity is as follows:

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue from external customers:
BWW	$41,625,313	$41,033,964	$125,719,745	$102,496,755
Bagger Dave's	5,063,316	6,043,852	15,772,729	20,893,231
Total	$46,688,629	$47,077,816	$141,492,474	$123,389,986

Segment operating profit (loss):
BWW	$4,341,136	$3,560,415	$13,476,676	$11,924,342
Bagger Dave's	(1,577,643)	(1,931,064)	(3,079,785)	(2,709,361)
Total segment operating profit	2,763,493	1,629,351	10,396,891	9,214,981
Locations closed in fiscal 2015	(242,442)	(1,377,665)	340,700	(4,874,003)
Corporate expenses	(3,323,451)	(3,391,823)	(8,891,706)	(12,382,157)
Total consolidated operating profit (loss)	(802,400)	(3,140,137)	1,845,885	(8,041,179)

Interest expense	(1,439,227)	(1,842,640)	(4,324,729)	(2,833,898)
Other income	12,819	34,475	97,724	778,736
Net loss before income taxes	$(2,228,808)	$(4,948,302)	$(2,381,120)	$(10,096,341)

			September 25, 2016	December 27, 2015
Total assets
BWW			$114,864,401	$115,044,166
Bagger Dave's			20,090,680	21,886,470
Corporate			20,932,599	28,841,859
Total assets			$155,887,680	$165,772,495

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K, for the fiscal year ended December 27, 2015. Information included in this discussion and analysis includes commentary on company-owned restaurants, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing the Buffalo Wild Wings® Grill & Bar (“BWW”) concept, consumer acceptance of the Bagger Dave’s Burger Tavern® (“Bagger Dave’s”) and the overall health of the concepts. However, same store sales information does not represent sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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

acceptance of our restaurant concepts in new marketplaces; and the cost of food and other raw materials.  Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission ("SEC"), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

OVERVIEW

Diversified Restaurant Holdings, Inc. and its wholly-owned subsidiaries (“DRH” or the "Company") is a restaurant company operating two concepts: BWW and Bagger Dave’s.  As the largest franchisee of BWW and the creator, developer, and operator of Bagger Dave’s, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of September 25, 2016, we had 83 locations in Florida, Illinois, Indiana, Michigan, Missouri and Ohio.

DRH currently operates 64 DRH-owned BWW restaurants (20 in Michigan, 17 in Florida, seven in Illinois, five in Indiana and 15 in Missouri), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We remain on track to fulfill our area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. (“BWLD”) and expect to operate 77 DRH-owned BWW restaurants by the end of 2021, exclusive of potential additional BWW restaurant acquisitions.

DRH originated the Bagger Dave’s concept with our first restaurant opening in January 2008 in Berkley, Michigan.  Currently, there are 19 Bagger Dave’s (16 in Michigan, one in Indiana and two in Ohio). The Board of Directors approved the tax-free spinoff of 19 of the Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities. DRH will continue to own and operate its 64 franchised BWW restaurants. DRH is currently developing a comprehensive separation plan for the spinoff. The Company expects to complete the spinoff in the fourth quarter of 2016.

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

RESULTS OF OPERATIONS

For the three-month period ended September 25, 2016 ("Third Quarter 2016") and nine-month period ended September 25, 2016 ("Year to Date 2016"), revenue was generated from the operations of 64 BWW restaurants and 19 Bagger Dave’s restaurants. For the three-month period ended September 27, 2015 ("Third Quarter 2015") and nine-month period ended September 27, 2015 ("Year to Date 2015"), revenue was generated from the operations of 62 BWW restaurants and 23 Bagger Dave’s restaurants. Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant's comparable sales in the first full month after the 18th month of operations for BWW and after the 24th month of operations for Bagger Dave's. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 71 and 64 restaurants at September 25, 2016 and September 27, 2015, respectively.

Results of Operations for the Three Months Ended September 25, 2016 and September 27, 2015

	Three Months Ended
	September 25, 2016	Percent of sales	September 27, 2015	Percent of sales
BWW	$41,625,313	89.2%	$41,033,964	87.2%
Bagger Dave's	5,063,316	10.8%	6,043,852	12.8%
Total revenue	46,688,629	100.0%	47,077,816	100.0%

Operating expenses

Food, beverage, and packaging costs
BWW	11,402,244	27.4%	11,553,774	28.2%
Bagger Dave's	1,507,710	29.8%	1,951,630	32.3%
Food, beverage, and packaging costs	12,909,954	27.7%	13,505,404	28.7%

Compensation costs
BWW	10,288,685	24.7%	10,301,653	25.1%
Bagger Dave's	1,936,280	38.2%	2,734,342	45.2%
Compensation costs	12,224,965	26.2%	13,035,995	27.7%

Occupancy costs
BWW	2,899,508	7.0%	2,648,727	6.5%
Bagger Dave's	537,647	10.6%	881,208	14.6%
Occupancy costs	3,437,155	7.4%	3,529,935	7.5%

Other operating costs
BWW	9,036,850	21.7%	8,818,117	21.5%
Bagger Dave's	1,228,362	24.3%	1,637,778	27.1%
Closure-related items	(58,364)	(0.1)%	25,037	0.1%
Other operating costs	10,206,848	21.9%	10,480,932	22.3%

General and administrative expenses	3,284,634	7.0%	4,027,338	8.6%
Pre-opening costs	96,316	0.2%	653,789	1.4%
Depreciation and amortization	5,174,075	11.1%	4,452,436	9.5%
Impairment and loss on asset disposal	157,082	0.3%	532,124	1.1%

Total operating expenses	47,491,029	101.7%	50,217,953	106.7%

Operating profit (loss)	$(802,400)	(1.7)%	$(3,140,137)	(6.7)%

Revenue for Third Quarter 2016 was $46.7 million, a decrease of $0.4 million, or 0.8%, over the $47.1 million of revenue generated during Third Quarter 2015. The decrease was attributable to the following: $2.1 million decrease from the closure of 12 restaurant locations; $1.1 million decrease in BWW and Bagger Dave's same store sales; $0.6 million decrease from impact of restaurants not falling in the sales comp-base because the restaurants have not been open for 18 months (BWW) or 24 months (Bagger Dave’s); $3.4 million increase from seven new restaurant openings consisting of three BWW restaurants and four Bagger Dave's restaurants.

With regard to the costs and expenses discussed below, results and trends that are unique and material within our individual reporting segments have been highlighted. Otherwise, the trends and results for the individual segments are consistent with our discussion of the composite trends and results.

Food, beverage, and packaging costs decreased by $0.6 million, or 4.4%, to $12.9 million in Third Quarter 2016 from $13.5 million in Third Quarter 2015.  Food, beverage, and packaging costs as a percentage of revenue decreased to 27.7% in Third Quarter 2016 from 28.7% in Third Quarter 2015 primarily due to commodity price relief. Average cost per pound for bone-in chicken wings, our most significant input cost for our BWW concept, decreased to $1.70 in Third Quarter 2016 compared to $1.78 in Third Quarter 2015.

Compensation costs decreased by $0.8 million, or 6.2%, to $12.2 million in Third Quarter 2016 from $13.0 million in Third Quarter 2015.  Compensation costs as a percentage of sales decreased to 26.2% in Third Quarter 2016 from 27.7% in Third Quarter 2015 due to the closure of 11 Bagger Dave's locations, which had higher average labor costs as a percentage of sales.

Occupancy costs decreased by $0.1 million, or 2.6%, to $3.4 million in Third Quarter 2016 from $3.5 million in Third Quarter 2015.  This decrease is primarily due to the Bagger Dave's closures, partially offset by the increased number of restaurants operating in 2016. Occupancy as a percentage of sales remained relatively flat at 7.4% in Third Quarter 2016 compared to 7.5% Third Quarter 2015.

Other operating costs decreased by $0.3 million, or 2.6%, to $10.2 million in Third Quarter 2016 from $10.5 million in Third Quarter 2015.  Other operating costs as a percentage of sales decreased to 21.9% in Third Quarter 2016 from 22.3% in Third Quarter 2015, primarily due to the closures, which had higher operating cost as a percentage of sales.

General and administrative expenses decreased by $0.7 million, or 18.4%, to $3.3 million in Third Quarter 2016 from $4.0 million in Third Quarter 2015.  This decrease was primarily due to the transition of our accounting duties from a third-party to in-house, in addition to reduction in discretionary spending. General and administrative expenses as a percentage of sales decreased to 7.0% in Third Quarter 2016 from 8.6% in Third Quarter 2015.

Pre-opening costs decreased by $0.6 million, or 85.3%, to $96,316 in Third Quarter 2016 from $0.7 million in Third Quarter 2015. We had no new restaurant openings in the Third Quarter 2016 and opened two BWW restaurants in the Third Quarter 2016 . Pre-opening costs as a percentage of sales decreased to 0.2% in Third Quarter 2016 from 1.4% in Third Quarter 2015.

Depreciation and amortization increased by $0.7 million, or 16.2%, to $5.2 million in Third Quarter 2016 from $4.5 million in Third Quarter 2015.  This increase was primarily due to the impact of fixed assets additions as well as an adjustment in the estimated useful life of certain assets.  Depreciation and amortization as a percentage of sales increased to 11.1% in Third Quarter 2016 from 9.5% in Third Quarter 2015 primarily due to the impact of the 18 acquired locations, which had higher average depreciation and amortization expense as a percentage of sales.

Impairment and loss on asset disposal decreased by $0.4 million, or 70.5%, to a loss of $0.2 million in Third Quarter 2016 from a loss of $0.5 million in Third Quarter 2015 pertaining to a loss recognized from the sale leaseback transaction which occurred in Third Quarter 2015. Impairment and loss on asset disposal as a percentage of sales was 0.3% in Third Quarter 2016 versus 1.1% in Third Quarter 2015.

Results of Operations for the Nine Months Ended September 25, 2016 and September 27, 2015

	Nine Months Ended
	September 25, 2016	Percent of sales	September 27, 2015	Percent of sales
BWW	$125,719,745	88.9%	$102,496,755	83.1%
Bagger Dave's	15,772,729	11.1%	20,893,231	16.9%
Total revenue	141,492,474	100.0%	123,389,986	100.0%

Operating expenses

Food, beverage, and packaging costs
BWW	34,882,461	27.7%	29,062,339	28.4%
Bagger Dave's	4,781,818	30.3%	6,452,238	30.9%
Food, beverage, and packaging costs	39,664,279	28.0%	35,514,577	28.8%

Compensation costs
BWW	31,084,948	24.7%	24,799,861	24.2%
Bagger Dave's	6,030,738	38.2%	8,145,097	39.0%
Compensation costs	37,115,686	26.2%	32,944,958	26.7%

Occupancy costs
BWW	8,440,075	6.7%	6,108,972	6.0%
Bagger Dave's	1,219,000	7.7%	2,225,780	10.7%
Occupancy costs	9,659,075	6.8%	8,334,752	6.8%

Other operating costs
BWW	25,825,841	20.5%	21,478,190	21.0%
Bagger Dave's	3,406,816	21.6%	4,749,733	22.7%
Closure-related items	697,288	0.5%	25,038	0.02%
Other operating costs	29,929,945	21.2%	26,252,961	21.3%

General and administrative expenses	8,762,371	6.2%	12,199,188	9.9%
Pre-opening costs	1,017,799	0.7%	2,323,679	1.9%
Depreciation and amortization	13,883,975	9.8%	10,860,459	8.8%
Impairment and loss (gain) on asset disposal	(386,541)	(0.3)%	3,000,591	2.4%

Total operating expenses	139,646,589	98.7%	131,431,165	106.5%

Operating profit	$1,845,885	1.3%	$(8,041,179)	(6.5)%

Revenue for Year to Date 2016 was $141.5 million, an increase of $18.1 million, or 14.7%, over the $123.4 million of revenue generated during Year to Date 2015. The increase was attributable to the following: $20.9 million increase from the acquisition of 18 BWW locations; $10.6 million increase from nine new restaurant openings consisting of five BWW restaurants and four Bagger Dave's restaurants; $8.3 million decrease from the closure of 12 restaurants; $4.1 million decrease in BWW and Bagger Dave's same store sales; $1.0 million decrease from impact of restaurants not falling into the sales comp-base because the restaurants have not been open for 18 months (BWW) or 24 months (Bagger Dave’s).

With regard to the costs and expenses discussed below, results and trends that are unique and material within our individual reporting segments have been highlighted. Otherwise, the trends and results for the individual segments are consistent with our discussion of the composite trends and results.

Food, beverage, and packaging costs increased by $4.1 million, or 11.7%, to $39.7 million in Year to Date 2016 from $35.5 million in Year to Date 2015. The increase was primarily due to an increased number of restaurants operating in 2016. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.0% in Year to Date 2016 from 28.8% in Year to Date 2015 primarily due to menu price increases. Average cost per pound for bone-in chicken wings, our most significant input cost for our BWW concept, increased to $1.85 in Year to Date 2016 compared to $1.81 in Year to Date 2015. For Bagger Dave's, we experienced commodity cost relief for beef, which was offset by an increase in potato costs and a price decrease resulting from our plattering initiative in the latter half of 2015.

Compensation costs increased by $4.2 million, or 12.7%, to $37.1 million in Year to Date 2016 from $32.9 million in Year to Date 2015.  The increase was primarily due to the acquisition of 18 BWW occurring in Second Quarter 2015.  Compensation costs as a percentage of sales decreased to 26.2% in Year to Date 2016 from 26.7% in Year to Date 2015 due to the closure of 11 Bagger Dave's locations, which had a higher average labor costs as a percentage of sales.

Occupancy costs increased by $1.3 million, or 15.9%, to $9.7 million in Year to Date 2016 from $8.3 million in Year to Date 2015.  The increase was primarily due to the acquisition of 18 BWW occurring in Second Quarter 2015. Occupancy as a percentage of sales remained flat at 6.8% for Year to Date 2016 and Year to Date 2015.

Other operating costs increased by $3.7 million, or 14.0%, to $29.9 million in Year to Date 2016 from $26.3 million in Year to Date 2015.  The increase was primarily due to the acquisition of 18 BWW occurring in Second Quarter 2015. Other operating costs as a percentage of sales remained relatively flat at 21.2% for Year to Date 2016 and 21.3% in Year to Date 2015.

General and administrative expenses decreased by $3.4 million, or 28.2%, to $8.8 million in Year to Date 2016 from $12.2 million in Year to Date 2015.  This decrease was primarily due to settlement costs and expenses related to a wage-claim occurring in 2015, transitioning our accounting duties in house and a reduction in discretionary spending. This was partially offset by additional salaries and marketing expense directly related to the acquisition of 18 BWW locations. General and administrative expenses as a percentage of sales decreased to 6.2% in Year to Date 2016 from 9.9% in Year to Date 2015.

Pre-opening costs decreased by $1.3 million, or 56.2%, to $1.0 million in Year to Date 2016 from $2.3 million in Year to Date 2015. There were five openings in Fourth Quarter 2014, which contributed to carry-over costs in First Quarter 2015.  Pre-opening costs as a percentage of sales decreased to 0.7% in Year to Date 2016 from 1.9% in Year to Date 2015.

Depreciation and amortization increased by $3.0 million, or 27.8%, to $13.9 million in Year to Date 2016 from $10.9 million in Year to Date 2015.  The increase was primarily due to the acquisition of 18 BWW locations occurring in Second Quarter 2015.  Depreciation and amortization as a percentage of sales increased to 9.8% in Year to Date 2016 from 8.8% in Year to Date 2015 primarily due to the impact of the 18 acquired BWW locations which had higher average depreciation and amortization expense as a percentage of sales.

Impairment and loss (gain) on asset disposal decreased by $3.4 million, or 112.9%, to a gain of $0.4 million in Year to Date 2016 from a loss of $3.0 million in Year to Date 2015 due to the sale of the Detroit Bagger Dave's building in Second Quarter 2016 and the asset impairment associated with the closure of three Bagger Dave's location in Second Quarter 2015. Impairment and loss (gain) on asset disposal as a percentage of sales was a gain of 0.3% in Year to Date 2016 versus 2.4% in Year to Date 2015.

INTEREST AND TAXES

Interest expense was $1.4 million and $1.8 million during Third Quarter 2016 and Third Quarter 2015, respectively. The decrease was primarily due to debt curtailment during Third Quarter 2016. Interest expense was $4.3 million and $2.8 million during Year to Date 2016 and Year to Date 2015, respectively. The increase was primarily due to the increased debt in Year to Date 2015 pertaining to the acquisition of 18 BWW locations occurring in June 2015 in addition to building of new restaurants in fiscal 2015.

For Third Quarter 2016, DRH had an income tax benefit of $0.8 million compared to Third Quarter 2015 income tax benefit of $1.4 million. For Year to Date 2016 and Year to Date 2015, DRH had an income tax benefit of $1.2 million compared to Third Quarter 2015 income tax benefit of $3.5 million.  The decrease in the income tax benefit is primarily related to the decrease in loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company, entered into a $155.0 million Senior Secured Credit Facility with a syndicate of lenders led by Citizens Bank, N.A. (the “June 2015 Senior Secured Credit Facility”). The June 2015 Senior Secured Credit Facility consists of a $120.0 million Term Loan (the "June 2015 Term Loan"), a $30.0 million development line of credit (the "June 2015 DLOC") and a $5.0 million revolving line of credit (the "June 2015 RLOC"). The Company immediately used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and $54.0 million of the June 2015 Term Loan to finance an acquisition occurring in the second quarter 2015. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs and expenses arising in connection with the closing of the loans constituting the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a term of five years. Payments of principal shall be based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 plus accrued interest. The entire remaining outstanding principal and accrued interest on the Term Loan is due and payable on the Term Loan maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is subject to certain limitations relative to actual development costs. Once the DLOC is fully drawn, outstanding balances convert into a term note based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. If the DLOC is not fully drawn by the end of the two year term the outstanding principal balance becomes due based on the 12-year amortization period with final payment due June 29, 2020. The June 2015 RLOC, which is subject to certain usage restrictions during each annual period, is for a term of five years.

The interest rate, as selected by the borrower, for the Term Loan, the DLOC and the RLOC is either LIBOR plus an applicable margin which ranges from 2.25% to 3.5% or base rate (generally either the Prime rate or the Federal Funds rate) plus an applicable margin which ranges from 1.25% to 2.5%.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations, but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies, which may include land purchases, land leases, and ground-up construction of a building to house our restaurant operation.  We expect that a build-out of a new DRH-owned BWW restaurant will require an estimated cash investment of $1.7 million to $2.1 million (excluding potential tenant incentives). We expect to spend up to $0.3 million per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives, which have historically been up to $0.4 million.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash on cash payback on our initial total capital investment of less than four years. The expected payback is subject to how quickly we reach our target sales volume and the cost of construction.

Cash flow from operations for Year to Date 2016 was $7.9 million compared with $5.8 million for Year to Date 2015. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

Through September 25, 2016, our capital expenditures were $13.9 million. Approximately 50.0% of the capital was used for new restaurant openings and the remaining 50.0% for restaurant remodels, upgrades and other general corporate purposes. We plan to use a portion of cash from operations to accelerate pay-down of our debt.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades have ranged from approximately $50,000 (for minor interior refreshes) to approximately $1.3 million (for a full extensive remodel of the restaurant). We target remodels of $0.6 million to $0.7 million to upgrade a typical BWW restaurant to the new Stadia design. The Company's strategy is to fully remodel existing BWW restaurants to the new Stadia design at time of scheduled refresh or remodel typically within seven years or less of opening.

Mandatory Upgrades

As of September 25, 2016, six of the seven mandatory remodels have been completed and we expect the remaining will be completed by the end of fiscal 2016. These were primarily funded through cash from operations, supplemented by drawing off our development line of credit.

Discretionary Upgrades and Relocations

In fiscal year 2016, the Company invested additional capital to provide minor upgrades to a number of its existing locations, all of which we expect to fund with cash from operations. These improvements primarily consisted of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal year 2016, we did not have any relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

All of our restaurant staff members are paid hourly rates based on the federal minimum wage.  Certain operating costs, such as taxes, insurance, and other outside services continue to increase with the general level of inflation or at higher rates and may also be subject to other cost and supply fluctuations outside of our control.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s ADA allows DRH to open 42 BWW restaurants within its designated development territory by April 1, 2021.   As of September 25, 2016 we have opened 29 of the 42 restaurants outlined within the ADA.  If we develop the remaining 13 restaurants, the Company would operate 77 BWW restaurants by 2021, exclusive of potential additional BWW restaurant acquisitions.  If we opt to not develop a restaurant location per the ADA, BWLD has the right to penalize the Company $50,000 per location.

In connection with the Bagger Dave's Burger Tavern, Inc. spin-off described in Note 1, the DRH Board of Directors approved funding of $1.0 million to $3.0 million to Bagger Dave's Bagger Tavern, Inc. within twelve months after the spin-off to meet the needs for operations. This funding would only be considered if deemed necessary and in the event Bagger Dave's is unable to obtain a line of credit facility. In addition, there will be various agreements, among other things, that will govern certain aspects of the relationship with DRH following the separation, establish terms under which subsidiaries of DRH will provide services, and establish terms pursuant to which subsidiaries of DRH will obtain food product for Bagger Dave's Burger Tavern, Inc. As of September 25, 2016, DRH is listed as the guarantor on 15 of the 19 Bagger Dave's leases in the event of nonpayment of rent by Bagger Dave's. For open locations the guarantees range from two to 15 years.
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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 25, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 25, 2016.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information is incorporated by reference: the information set forth under the heading "Legal Proceedings" in Note 11 "Commitments and Contingencies" of the "Notes to the Interim Consolidated Financial Statements" of Part I, Item 1 to this Report on Form 10-Q.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	November 9, 2016	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
Phyllis A. Knight
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

10.1
Form of Second Amendment to the Diversified Restaurant Holdings, Inc. Stock Option Agreement of 2010 (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on July 29, 2016, and incorporated herein by this reference.

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