Form 10-K
period 2016-12-25
Diversified Restaurant Holdings, Inc.
filed 2017-03-27
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 25, 2016

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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $16.9 million based on the per share closing price of the Company's common stock as reported on the NASDAQ stock market on June 26, 2016.

The number of shares outstanding of the registrant's common stock as of March 24, 2017 was 26,669,347 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 18, 2017, are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

Forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include, but are not limited to, the following:

●	the success of our existing and new restaurants;

●	our ability to identify appropriate sites and develop and expand our operations;

●	changes in economic conditions;

●	damage to our reputation or lack of acceptance of our brands in existing or new markets;

●	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

●	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

●	changes in food availability and costs;

●	labor shortages and increases in our compensation costs, including, as a result, changes in government regulation;

●	increased competition in the restaurant industry and the segments in which we compete;

●
the impact of legislation and regulations regarding nutritional information, new information or attitudes regarding diet and health, or adverse opinions about the health of consuming our menu offerings;

●	the impact of federal, state, and local beer, liquor, and food service regulations;

●	the success of our marketing programs;

●	the impact of new restaurant openings, including the effect on our existing restaurants of opening new restaurants in the same markets;

●	the loss of key members of our management team;

●	inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

●	the impact of litigation;

●	the adequacy of our insurance coverage and fluctuating insurance requirements and costs;

●	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

●	our ability to obtain debt or other financing on favorable terms, or at all;

●	the impact of a potential requirement to record asset impairment charges in the future;

●	the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;

●	our ability to protect our intellectual property;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of any materially adverse changes in our federal, state, and local taxes;

●	the impact of any food-borne illness outbreak;

●	our ability to maintain our relationship with our franchisor on economically favorable terms;

●	the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through the sale of our common stock

●	the effect of changes in accounting principles applicable to us; and

●
the success of the spin-off of Bagger Dave's Burger Tavern, Inc., as further discussed below, particularly related to the impact on the Company's future results as a result of its guarantees of certain Bagger Dave's leases.

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

ITEM 1.     BUSINESS

Business Overview

DRH is a restaurant company operating a single concept, Buffalo Wild Wings® Grill & Bar (“BWW”).  As the largest franchisee of BWW, we provide a unique guest experience in a casual and inviting environment.  We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.  As of December 25, 2016, we had 64 restaurants in Florida, Illinois, Indiana, Michigan and Missouri.

In 2008, DRH became publicly-owned by completing a self-underwritten initial public offering for $735,000 and 140,000 shares.  We subsequently completed an underwritten, follow-on offering on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. ("WINGS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own and operate BWW restaurants.

Our BWW restaurants are located in Michigan, Florida, Missouri, Illinois, and Indiana and include the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We have an area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. ("BWLD") and have opened 29 restaurants out of a total required of 42 by 2021. We have one additional restaurant in process and are in discussions with BWLD regarding the remaining 12 restaurants. We may continue to open new restaurants but at a potentially lower number over a longer period of time under an amended ADA.

DRH is continually recognized as a leading franchisee in the BWW system. In 2014 our Chief Operating Officer received the Founders' Award, and in both 2014 and 2015 we were recognized as Franchisee of the Year. In 2015, three of our restaurants were awarded for sales performance and, in 2016, four of the Company's restaurants were recognized as Blazin' 25 restaurants, which rewards the top performing 25 franchise restaurants in the system. Also in 2016, our Chief Operating Officer was awarded the Franchise Advisory Council Excellence Award.

The following organizational chart outlines the current corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.

AMC Group
Operational and Administrative Center
AMC Wings
AMC Real Estate
Real Estate Holding Company

BWW Locations	
Florida	17
Illinois	7
Indiana	5
Michigan	20
Missouri	15
Total	**64**

AMC was formed on March 28, 2007, and serves as our operational and administrative center. AMC renders management, operational support, and advertising services to WINGS, REAL ESTATE and their subsidiaries. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007, and serves as a holding company for our restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from December 2020 through June 2036, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through June 2051.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013, and serves as the holding company for any real estate properties owned by DRH. Currently, DRH does not own any real estate after completing a sale leaseback transaction. Refer to Note 3 of the Consolidated Financial Statements for additional information on the sale leaseback transaction.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034.  Our telephone number is (248) 223-9160.  We can also be found on the Internet at www.diversifiedrestaurantholdings.com.

Background

Bagger Dave’s Spin-Off

On December 25, 2016, DRH completed the previously announced tax-free spin-off (the “Spin-Off”) of its Bagger Dave's business. Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada corporation ("Bagger Dave's" or "Bagger"), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for Bagger’s operations and is a guarantor for certain of Bagger's lease obligations.

Further, in conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH will provide certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. The current terms of the TSA expire in December 2017 at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services, and at any time thereafter the TSA can be terminated by the Company with 10 days written notice.

Restaurant Concept

With 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, seven in Illinois and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan, DRH is the largest BWLD franchisee. As of December 25, 2016, BWLD reported over 1,200 BWW restaurants in North America that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, crave-able menu items, including Buffalo, New York-style chicken wings. Buffalo Wild Wings restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. The differentiation of the restaurants is made by the social environment created and the connections made with Team Members, guests and the local community. Guests have the option of watching sporting events or other popular programs on various projection screens and televisions, competing in Buzztime ® Trivia or playing video games. The open layout of the restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Restaurants offer flexibility and allow guests to customize their Buffalo Wild Wings experience to meet their time demands, service preferences or the experience they are seeking for a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.

Buffalo Wild Wings restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. The made-to-order menu items are enhanced by the bold flavor profile of 16 signature sauces and 5 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Restaurants offer 20 to 40 domestic and imported beers on tap, including craft brews, and a wide selection of bottled beers, wines, and liquor. The award-winning food and memorable experience drive guest visits and loyalty.  For fiscal year 2016, our average BWW restaurant derived 82.9% of its revenue from food, including non-alcoholic beverages, and 17.1% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

We plan to drive top and bottom line growth through the development and acquisition of new restaurant locations, achievement of positive same-store-sales in comparable restaurant locations, and the successful implementation of cost reduction initiatives at the restaurant and support level.

We currently own 64 BWW restaurants in five states. Our new restaurant growth strategy includes continuing to open a limited number of new BWW locations in our core markets. However, expansion opportunities in our current markets are limited. As a result, our growth strategy also includes completing disciplined, strategic acquisitions of existing BWW restaurants and potentially other franchised restaurants from other operators.

Since 2012 we have acquired 29 restaurants in several transactions and have developed a strong process to identify, evaluate and integrate acquisitions. We are continually recognized as one of the best operators in the BWW system, and we believe that we can apply our strong operating disciplines and management culture to acquired locations to achieve financial improvements and growth.

We intend to drive same-store-sales growth in all of our locations through the execution of local, traffic-driving marketing and advertising strategies, continued support of the community through sponsorship programs and local charities and delivery of quality food and service in a clean and modernized environment. One of our guiding principles is that a happy team member translates to a happy guest.  A happy guest drives repeat sales and word-of-mouth referrals; two key factors that are fundamental and directly support our local marketing strategy.

We also plan to improve our margins through a number of initiatives including enhanced methods to manage cost of sales and hourly labor with use of technology and improved application of standards, and working with our service vendors to leverage our scale and obtain higher value at more competitive prices. With improved operating margins and an intense focus on improving our cashflow, we will be able to reduce our overall debt leverage.

Site Selection

We consider the real estate selection process to be a key factor in the long-term success of each restaurant and, as such, devote a significant amount of time and effort into identifying and evaluating each potential location.  We consider several metrics to assess the strength of each proposed site, including daytime population, accessibility, population density, visibility and neighboring retailers, along with a number of demographic factors. For our restaurants, we prefer a strong end-cap position, which is a premier, highly visible corner positioned in a well-anchored shopping center or lifestyle entertainment center.  We also seek to develop freestanding locations, if the opportunity meets our site selection criteria, along with specific return thresholds.

Restaurant Operations

We believe retaining talented and passionate restaurant managers and providing our team members with the tools, skills and motivation to deliver our goal of the ultimate social experience are key to our continued success.  In order to retain our unique culture as we grow, we devote substantial resources to identifying, selecting, and training our restaurant-level team members.  We typically have six in-restaurant trainers at each existing location who provide both front- and back-of-house training on site.  We also have a seven-week training program for our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During their training, managers observe our established restaurants’ operations and guest interactions.  We believe our focus on guest-centric training is a core strength of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our culture are to be guest driven, team focused, community connected and dedicated to excellence. Our restaurants are generally staffed with one managing partner and up to five assistant managers, depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture.  We utilize regional managing partners to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team.  Through regular visits to the restaurants and constant communication with the management team, the regional managing partners ensure adherence to all aspects of our concept, strategy and standards of quality.

Training, Development, and Recruiting

We believe that successful restaurant operations, guest satisfaction, quality, and cleanliness begin with the team member - a key component of our strategy.  We pride ourselves on facilitating a well-organized, thorough, hands-on training program.  In 2013, after nine months of developing our new training program with the help of industry experts, we introduced our Hospitality Excellence Academy ("HEA"). To ensure the success of our organization, HEA was designed to foster our culture of excellence by cultivating the leaders of tomorrow.

We offer an incentive program that we believe is very competitive in the restaurant industry.  Aside from competitive base salaries and benefits, management is incentivized with a performance-based bonus program.  We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a discretionary matching contribution feature, a tuition reimbursement program, a referral bonus program and opportunities for career advancement. We emphasize growth from within the organization, giving our team members the opportunity to develop and advance.  We believe this philosophy helps build a strong, loyal management team with high team member retention rates, giving us an advantage over our competitors.

Restaurants

Our restaurants range in size from 5,300 to 13,500 square feet, with a historical square foot average of about 6,400. We anticipate that future restaurants will range in size from 4,800 to 5,500 square feet with an average cash investment per restaurant ranging from approximately $1.7 million to $2.5 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.

We have a continuous capital improvement plan for our restaurants and generally plan major renovations every seven years. For a more detailed discussion of our capital improvement plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and specifically, the subsection entitled “Liquidity and Capital Resources; Expansion Plans.”

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times. Purchasing for our restaurants is primarily through channels established by BWLD corporate operations.  We do, however, negotiate directly with most of these channels regarding price and delivery terms.  When we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices.  To maximize our purchasing efficiencies, our corporate staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, contract based on fluctuating commodity prices.

Marketing and Advertising

We pay an advertising fee to BWLD equal to 3.00% - 3.15% of total net sales, which supports national advertising designed to build brand awareness and drive traffic to our restaurants. Some examples include television commercials on ESPN and CBS during certain regional key games for the NFL, MLB, NBA and the March Madness NCAA basketball tournament. In addition, we invest 0.25% - 0.5% of certain regional net sales in cooperatives of BWW franchisees for two metropolitan areas. We currently have co-ops for the Detroit, MI and Chicago, IL markets where we engage in coordinated local restaurant marketing efforts.

In fiscal year 2016, we spent approximately 1.20% of all restaurant sales on local marketing efforts (including co-ops), before reimbursements and rebates. This includes charitable donations and local community sponsorships, which help develop local public relations and are a major component of our marketing efforts. We support programs that build traffic at the grass-roots level. We also participate in numerous local restaurant marketing events throughout the communities we serve.

Information Systems and Technology

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the Payment Card Industry Security Standards Council (“PCI”). The standards set by PCI contain compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information. We continue to assess new payment standards and intend to implement EMV chip enabled devices to ensure the most secure transaction available in restaurant, as well as implementing a CCV code requirement for online purchases.

We also believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated to our corporate office through a web-based, above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information and improve administrative productivity. We also integrated the online ordering function and leverage Rockbot® which allows the guest to select the music played throughout the restaurant using their mobile device. In-restaurant tablets are also being introduced to enhance the guest experience through interactive free and paid arcade games, as well as payment at the table.

We are constantly assessing new technologies to improve operations, back-office processes and overall guest experience. This includes the implementation of mobile payment options, advanced programming of kitchen display units, tablet-based wait-listing applications and a mobile-based loyalty program, EMV chip payment, and server tablet ordering functionality.

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

We are also subject to laws governing our relationship with team members.  Our failure to comply with federal, state and local employment laws and regulations may subject us to losses and harm our brand.  The laws and regulations govern such matters as: wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status.  Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations.  In addition, team member claims based on, among other things, discrimination, harassment, wrongful termination, wages, hour requirements and payments to team members who receive gratuities, may divert financial and management resources and adversely affect operations.  The losses that may be incurred as a result of any violation of such governmental regulations by the Company are difficult to quantify.  To our knowledge, we are in compliance in all material respects with all applicable federal, state and local laws affecting our business.

The federal Patient Protection and Affordable Care Act (PPACA) was enacted in March 2010. On January 1, 2015, the employer portion of the PPACA went into effect. In addition to being required to provide full-time employees with medical insurance that meets minimum value and affordability standards, the employer mandate requires employers to provide covered employees and the Internal Revenue Service with specific reportable benefit information. The Company’s 2015 and 2016 medical plans have been offered to all full-time employees and meet the minimum value and affordability requirements of the PPACA, and the Company has complied with the informational reporting requirements of the act.

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

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Our ability to maintain and grow our revenue and profits will depend on our ability to successfully drive sales volumes and efficiently manage costs in our existing and new restaurants.  Currently, we have 64 BWW restaurants.  The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concept in other locations.

The success of our restaurants depends principally upon generating and maintaining guest traffic, loyalty and achieving positive margins.  Significant factors that might adversely affect guest traffic and loyalty and profit margins include:

●
economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, adverse credit conditions, rising fuel prices and decreasing consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

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

Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively

The restaurant industry is intensely competitive.  We believe we compete primarily with regional and local sports bars, casual dining concept, and fast-casual establishments.  Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant businesses without significant barriers to entry and such establishments may provide price competition for our restaurants.  Competition in the casual dining, fast-casual and quick-service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food.  We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

Actions by Our Franchisor Could Negatively Affect Our Business and Operating Results

We are economically dependent on retaining our franchise rights with BWLD. Our BWW restaurant operations depend, in part, on decisions made by our franchisor, including changes of distributors, food menu items and prices, policies and procedures, and advertising programs. Business decisions made by BWLD could adversely impact our operating performance and profitability. Under our ADA, BWLD has the right to immediately terminate the ADA if, among other things, we are unable to comply with the development schedule, or if one of the Franchise Agreements entered into pursuant to the area ADA is terminated. Termination of the ADA could adversely affect our growth strategy and, in turn, our financial condition. Additionally, the ADA and the individual Franchise Agreements provide BWLD with the authority to approve the location selected for our future BWLD franchises, as well as approve the design of the individual restaurant. BWLD must give its consent prior to the opening of a new BWW restaurant and, once the restaurant is open, we are subject to various operational requirements, including the use of specific suppliers and products. Delays in the approval of our locations or pre-opening approval, as well as changes to the operational requirements, may impact our operating performance.  We have opened 29 restaurants out of a total required of 42 by 2021. We have one additional restaurant in process and are in discussions with BWLD regarding the remaining 12 restaurants. We may continue to open new restaurants but at a potentially lower number over a longer period of time under an amended ADA. If we are unable to reach agreement regarding an amendment to the ADA, we may be required to open restaurants under circumstances that we view as less than optimal, or pay fees or penalties under the ADA, and our financial condition and results of operations may be adversely impacted.

Our Success Depends Substantially on the Value of the BWW Brand and Unfavorable Publicity Could Harm Our Business

With the completion of the Spin-Off all of our restaurants are BWW restaurants. Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints, litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity) or other concerns.  Negative publicity from traditional media or online social network postings may also result from actual or alleged incidents or events taking place in our restaurants.

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

Regardless of whether any public allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.  We must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value.  If consumers perceive or experience a reduction in food quality, service and ambiance or in any way believe we failed to deliver a consistently positive experience, the value of our brand could suffer.

We May Not Be Able to Manage Our Growth

Our expansion strategy will depend upon our ability to acquire, open and operate additional restaurants profitably.  The opening of new restaurants will depend on a number of factors, many of which are beyond our control.  These factors include, among others, the availability of management, restaurant staff, and other personnel, the cost and availability of suitable restaurant locations, cost-effective and timely planning, design and build out of restaurants, acceptable leasing terms, acceptable financing, and securing required governmental permits.  Although we have formulated our business plans and expansion strategies based on certain estimates and assumptions we believe are reasonable, we anticipate that we will be subject to changing conditions that will cause certain of these estimates and assumptions to be incorrect.  For example, our restaurants may not open at the planned time due to factors beyond our control, including, among other factors, site selection, BWLD’s approval with respect to new BWW openings, negotiations with landlord and construction or permitting delays.

We May Not Be Successful When Entering New Markets

When expanding the BWW concept or potentially acquiring other franchise concepts, we may enter new markets in which we may have limited or no operating experience.  There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new restaurants.  The success of these new restaurants will be affected by the different competitive conditions, consumer taste, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the BWW brand or other brands.  New restaurants typically require several months of operation before achieving normal levels of profitability.  When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

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

Future Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition

We may seek to selectively acquire existing BWW restaurants or other restaurant concepts as a franchisee.  To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing as needed.  Any acquisitions we pursue, whether successfully completed or not, may involve risks, including:

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

The Loss of Key Executives Could Affect Our Performance

Our success depends substantially on the contributions and abilities of key executives and other team members.  The loss of any of our executive officers could jeopardize our ability to meet our financial targets.  Our inability to retain the services of our executive team or to attract other qualified executives could have an adverse effect on us, and there could be a difficult transition period in finding suitable replacements for any of them.

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

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, frozen boneless chicken and potatoes.  Our food, beverage and packaging costs could be significantly affected by increases in the cost of fresh chicken wings, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability.  Additionally, if there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected.  We also depend on our franchisor, BWLD, as it relates to chicken wings, to negotiate prices and deliver product to us at a competitive cost.  Chicken wing prices per pound averaged $1.87 in 2016, $0.06 higher than the average of $1.81 in 2015.  BWLD currently sources, negotiates and secures fresh bone-in chicken wings for its franchisees.

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

We May Face Guaranty Obligations or Other Potential Liabilities in Connection With the Spin-Off of Bagger Dave's

Following the Bagger Dave's Spin-Off, we continue to provide lease guaranties and certain transition services to Bagger. We may also be asked to consider providing additional capital support. We remain as a guarantor on 18 lease agreements as of the date of the Spin-Off, two of which now relate to an unaffiliated party which has taken over the Bagger Dave's lease. In the event Bagger Dave's or the unaffiliated party were unable to meet their lease obligations, we could be required to make the lease payments or suffer other financial liability. Additionally, we have entered into a Transition Services Agreement with Bagger Dave's, agreeing to provide certain services or functions that the companies historically have shared, including various administrative and information technology services. During the first year, there is no compensation payable to DRH in connection with the services. Thereafter, we expect compensation for transition services will be based to the extent possible, on actual cost of providing the service. In connection with the Spin-Off, we provided initial capitalization of $2.0 million to Bagger Dave's. Under certain circumstances, with the approval of our Board and our lenders, we may provide up to an additional $1.0 million in capitalization to Bagger Dave's. These or other liabilities and costs that may be incurred in connection with the Spin-Off, including the time required of our personnel in performing the transition services, may exceed our estimates and could have an adverse impact on our operating results and financial condition.

Board and Officer Overlap with Bagger Dave's May Give Rise to Conflicts of Interest

Our Executive Chairman, our President and CEO (both of whom are also members of our board of directors) and our CFO currently serve on Bagger Dave's board of directors. Our Executive Chairman is also the Chairman of the Board, Chief Executive Officer and President of Bagger Dave's. We have certain business dealings with Bagger Dave's, including the transition services agreement and the lease guarantees. We may also have business dealings that extend beyond separation matters. In certain locations, our restaurants are located adjacent to or near a Bagger Dave's restaurant and may compete for guests. While we have procedures in place to consider related party transactions through independent committee members of our board, the overlap in directors and officers with Bagger Dave's may give rise to conflicts of interest.

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

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings.  These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.  For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants.  The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants will be covered by these national requirements when they go into effect. The final rule was published on December 1, 2014 and required implementation by the end of 2016. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements.  Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another.  The effect of such labeling requirements on consumer choices, if any, is unclear at this time.  We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits.  The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

A Regional or Global Health Pandemic Could Severely Affect Our Business

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our restaurants. The impact of a health pandemic on us might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm Our Performance

Our success depends, in part, upon the continued popularity of our chicken and boneless wings, other food and beverage items and the appeal of our restaurant concepts.  We also depend on trends toward consumers eating away from home.  Shifts in these consumer preferences could negatively affect our future profitability.  Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu.  Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business.  In addition, our success depends, to a significant extent, on numerous factors affecting discretionary consumer spending, general economic conditions (including the continuing effects of the recent recession), disposable consumer income, and consumer confidence.  A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

Our Operating Results May Fluctuate Due to the Timing of Special Events

Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants, including those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League and National Collegiate Athletic Association.  Interruptions in the viewing of these professional sporting league events due to strikes or lockouts may impact our business and operating results.  Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite, Internet and cable networks.  Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events in the geographic regions in which we currently operate.

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of December 25, 2016, all of our restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases.  Some leases are subject to renewals, which could involve substantial increases.  Additionally, a few leases require contingent rent based on a percentage of gross sales.   When our leases expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

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

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Florida, Illinois, Indiana, Michigan, and Missouri.  As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations.  In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas.  In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters have occurred.  In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.  As of December 25, 2016, approximately 73.4% of our total restaurants are located in Illinois, Indiana, Michigan and Missouri, which are particularly susceptible to snowfall, and approximately 26.6% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

Legal Actions Could Have an Adverse Effect on Us

We have faced in the past and could face in the future legal action from government agencies, team members, guests, or other parties.  Many state and federal laws govern our industry, and if we fail to comply with these laws, we could be liable for damages or penalties.  In October 2015, the Company settled two collective actions alleging violations of fair labor standards acts and minimum wage laws, and a third suit with similar claims was settled in August, 2016. We may face such claims in the future. Further, we may face litigation from guests alleging that we were responsible for an illness or injury they suffered at or after a visit to our restaurants, or alleging that we are not complying with regulations governing our food quality or operations.  We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs may have a material adverse effect on our results of operations and financial condition.

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

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2016, approximately 17.1% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages.  Our restaurants sell alcoholic beverages, and as such, we are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

In certain states, we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

We Are Dependent on Information Technology and Any Material Failure or Breach in Security of That Technology Could Impair Our Ability to Efficiently Operate Our Business

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures.  Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in guest service and reduce efficiency in our operations. There have been a number of recent occurrences of cyber security breaches across many retail industries, and such a breach of our systems could represent a material risk to our operations.  Significant capital investments might be required to remediate any problems.

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

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 25, 2016, approximately 74.5% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen.  While we carry cyber risk insurance and have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

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

Failure to Establish and Maintain Our Internal Control Over Financial Reporting Could Harm Our Business and Financial Results.

Our management team members are responsible for establishing and maintaining effective internal control over financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The occurrence of material weaknesses in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business.

As part of our marketing efforts, we rely on BWLD managed search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. BWLD is also initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media vehicles by our guests or team members could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

There is Volatility in Our Stock Price

The market for our stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in same-store sales could cause the market price of our stock to fluctuate significantly. In addition, the stock market in general, and the market prices for restaurant companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

The market price of our stock can be influenced by shareholders’ expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our shareholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our stock lower their ratings of our stock, the market price of our stock is likely to drop significantly.

If the Spin-Off Does Not Qualify as a Tax-free Transaction, the Company and its Shareholders Could be Subject to Additional Tax Liabilities

The Company, with the assistance of an opinion obtained from our tax advisors, structured the Spin-Off of Bagger Dave's as a 100% tax-free transaction under the applicable provisions of the U.S. Internal Revenue Code. This opinion is based on assumptions and other representations regarding factual matters made by the Company and Bagger Dave's. In the event these assumptions and representations were found to be inaccurate or incomplete, the tax-free status conclusion reached by our advisors could be in jeopardy. There is a risk that the IRS, upon examination of the facts and circumstances surrounding the transaction, could conclude that the Spin-Off is a taxable event. As a result, the Company and its shareholders could possibly incur additional tax liabilities, including penalties and interest.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that ends June 30, 2019. As of March 24, 2017, we operated 64 Company-owned restaurants, all of which are leased properties. Typically, our operating leases contain renewal options under which we may extend the renewal lease terms for periods of five to 10 years. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of December 25, 2016, we operated restaurant properties for 20 locations in Michigan, 17 locations in Florida, 15 locations in Missouri, seven locations in Illinois and five locations in Indiana. Our restaurants range in size from approximately 5,300 square feet to 13,500 square feet with the majority of our restaurants located in stand-alone buildings and/or end-cap positions in strip malls, with a few being in strip mall in-line positions.

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

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 25, 2016 and December 27, 2015, as reported by NASDAQ:

	2016		2015
	High	Low	High	Low
First Quarter	$2.65	$1.26	$5.16	$3.94
Second Quarter	2.13	1.18	4.46	3.59
Third Quarter	1.90	0.91	4.41	2.57
Fourth Quarter	1.69	0.70	3.19	2.40

Holders

As of March 24, 2017, there were approximately 441 record holders of 26,669,347 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have not declared or paid any cash dividends on our common stock. It is our policy to preserve cash for development and debt reduction. DRH does not have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs, debt levels and plans for expansion.

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

Overview

DRH is a single-concept restaurant company operating 64 BWW franchises. As the largest franchisee of BWLD, we provide a unique guest experience in a casual and inviting environment.  We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere.  We believe BWW is a uniquely positioned restaurant brand designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.  We were incorporated in Nevada in 2006 and are headquartered in the Detroit metropolitan area. Our current 64 restaurants are located in Florida, Illinois, Indiana, Michigan, and Missouri.

Spin-Off of Bagger Dave’s

On December 25, 2016, DRH completed the Spin-Off of Bagger Dave’s into a new, independent publicly traded company. The Spin-Off was achieved through the distribution of 100 percent of the outstanding capital stock of Bagger Dave’s pro rata to holders of DRH common stock on a one-for-one basis. DRH decided to spin-off Bagger Dave's after considering all reasonable strategic and structural alternatives because of the disparity between the operating models of its two brands, BWW as franchisee, and Bagger Dave's as an owned concept. The management teams of Bagger Dave's and DRH agreed that the nature of the two concepts varied greatly, and that each will be more valuable and operate more effectively independently of one another. Bagger Dave's is a concept developed by the management team of DRH. In contrast to operating a franchised concept like BWW, it has no development restrictions and the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offering and improve its operational model in an effort to better align with guest expectations. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave's but not necessary for a BWW franchisee since these functions are managed by the franchisor. Additional considerations were contemplated with respect to growth potential. As a start-up brand, Bagger Dave's has a higher growth potential while BWW, being a mature brand and as a franchisee, has more limits to its organic growth potential due to its development rights.

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders. The transaction was structured such that Bagger Dave's was released as a borrower under the DRH senior secured credit facility. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated prior to the date of the transaction.

Our Growth Strategies and Outlook

Our strategy is comprised of the following key growth components:

●	pursue disciplined restaurant growth through a combination of both organic expansion and strategic acquisitions;

●	deliver comparable restaurant sales growth by providing our guest with an exceptional experience and executing effective marketing and promotional strategies; and

●	leverage our infrastructure to grow profit margins.

We have a disciplined strategy for opening new restaurants. We also evaluate the potential for strategic acquisitions of Buffalo Wild Wings franchises where we have an opportunity to leverage our infrastructure and operational expertise.

We will continue to grow our restaurant base under our current ADA, but likely will have fewer new restaurant openings than previously agreed. We believe our historical track record of acquiring and integrating restaurants provides us with additional future growth opportunities and we will seek to take advantage of strategic acquisitions that may be available in the marketplace.

The Company opened two new restaurants in 2016. Over the next five years, we expect to open 3-5 new BWW restaurants, including one in 2017 (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales growth, guest satisfaction, hourly compensation costs and food, beverage and packaging costs.  We also use the following key performance indicators in evaluating restaurant performance:

●
Comparable Restaurant Sales. We consider a restaurant to be comparable following the eighteenth month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales can reflect changes in guest count trends, changes in average check size and changes in pricing.

●
Restaurant-Level Contribution.  Also referred to as Restaurant-Level EBITDA, this metric presents a restaurant's on-going profit contribution and is defined as net revenue less costs of sales, labor, occupancy and operational expenses. It is representative of a restaurant's cash flow and is often times presented and measured as a percentage of sales in comparison to other restaurants.

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2012 through 2016, excluding Bagger Dave's restaurants.

	2016	2015	2014	2013	2012

Restaurants open at the beginning of year	62	42	36	33	22

Openings/(Closures):
New Restaurant Openings	2	3	3	3	3
Restaurant Acquisitions	—	18	3	—	8
Restaurant Closures	—	(1)	—	—	—
Total restaurants open at the end of year	64	62	42	36	33

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December.  Fiscal year 2016 ended on December 25, 2016 and fiscal year 2015 ended on December 27, 2015. Each fiscal year was comprised of 52 weeks.

Key Financial Definitions

Revenue. Revenue primarily consists of food and beverage sales, and merchandise sales, such as BWW sauce. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and changes in restaurant sales.

Food, Beverage, Packaging and Merchandise Related Costs. The components of food, beverage packaging and merchandise related costs are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in market prices and commodity costs.

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

Other Operating Costs. Other operating costs consist primarily of restaurant-related operating costs, such as supplies, utilities, repairs and maintenance, travel cost, insurance, credit card fees, recruiting and security. This expense category also includes franchise royalty and national advertising fund expenses. These costs generally increase with higher sales volume but decline as a percentage of revenue.

General and Administrative Expenses.  General and administrative expenses include costs associated with administrative and operational support functions including senior and supervisory management and staff compensation costs (including share-based compensation) and benefits, marketing and advertising expenses, travel, legal and professional fees, information systems, support office rent and other related support costs.

Pre-Opening Costs.  Restaurant pre-opening costs consist of expenses incurred prior to opening a new restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, team member payroll and related training costs for new team members. Restaurant pre-opening expenses also include rent recorded during the period between date of lease inception and the restaurant opening date. In addition, the Company includes restaurant labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training and initial staff turnover.

Depreciation and Amortization.   Depreciation and amortization includes depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.

Interest Expense.  Interest expense consists primarily of interest on our outstanding indebtedness and the amortization of our debt issuance costs, reduced by capitalized interest.

Discontinued Operations. As a result of the Spin-Off of Bagger Dave’s effective December 25, 2016, the assets, liabilities, results of operations and cash flows from operating and investing activities are presented as discontinued operations.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal years ended December 25, 2016 and December 27, 2015 with each line item in dollars and as a percentage of revenue.

	Fiscal Years-Ended
	2016	2015
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging	28.1%	28.1%
Compensation	24.8%	24.4%
Occupancy	6.8%	6.2%
Other operating costs	20.9%	21.6%
General and administrative expenses	5.6%	7.9%
Pre-opening costs	0.4%	1.0%
Depreciation and amortization	8.8%	8.2%
Loss on asset disposals	0.2%	0.7%
Total operating expenses	95.6%	98.1%

Operating profit	4.4%	1.9%

Interest expense	(3.5)%	(2.9)%
Other income (expense), net	(0.1)%	0.5%

Income (loss) from continuing operations before income taxes	0.8%	(0.5)%

Income tax benefit	(1.4)%	(0.1)%

Income (loss) from continuing operations	2.2%	(0.4)%

Loss from discontinued operations before income taxes	(6.1)%	(17.7)%
Income tax benefit from discontinued operations	(0.3)%	(6.9)%
Loss from discontinued operations	(5.8)%	(10.8)%

Net loss	(3.6)%	(11.2)%

FISCAL YEAR 2016 COMPARED WITH FISCAL YEAR 2015

Revenue

Total revenue for Fiscal Year 2016 was $166.5 million, an increase of $21.7 million, or 15.0%, over revenue generated during Fiscal Year 2015.  The increase was attributable to the following: $20.9 million increase from the acquisition of 18 BWW locations; $7.8 million increase from two new restaurant openings in 2016 and three in 2015; $1.2 million decrease from the closure of 1 BWW location; and $5.8 million decrease in same-store sales. The decrease in same-store sales resulted from market headwinds in the casual dining sector, exacerbated by a fourth quarter calendar shift relative to 2015.

Operating Expenses

Food, beverage, packaging and merchandise related costs increased by $6.1 million, or 14.9%, to $46.8 million in Fiscal Year 2016 from $40.7 million in Fiscal Year 2015 as a result of the increase in the number of restaurants.  Food, beverage, and packaging cost as a percentage of sales remained flat to Fiscal Year 2015 at 28.1%. Commodity cost inflation driven primarily by bone-in chicken wing prices were offset by menu price increases and other commodity cost deflation.  Average cost per pound for bone-in chicken wings increased to $1.87 in Fiscal Year 2016 from $1.81 in Fiscal Year 2015.

Compensation costs increased by $6.0 million, or 17.1%, to $41.3 million in Fiscal Year 2016 from $35.3 million in Fiscal Year 2015. The increase was primarily due to the acquisition of 18 BWW locations occurring in the second half of 2015. Compensation cost as a percentage of sales increased to 24.8% in Fiscal Year 2016 from 24.4% in Fiscal Year 2015 primarily due to higher hourly and management wages.

Occupancy costs increased by $2.5 million, or 27.2%, to $11.4 million in Fiscal Year 2016 from $8.9 million in Fiscal Year 2015, primarily due to the increase in the number of restaurants operating in 2016, including the acquisition of 18 BWW restaurants.  Occupancy cost as a percentage of sales increased to 6.8% in Fiscal Year 2016 from 6.2% in Fiscal Year 2015. The increase is driven primarily by rents from the sale leaseback of 7 previously owned properties.

Other operating costs increased by $3.5 million, or 11.3%, to $34.8 million in Fiscal Year 2016 from $31.3 million in Fiscal Year 2015 primarily due to the increase in the number of restaurants operating in 2016.  Other operating cost as a percentage of sales decreased to 20.9% in Fiscal Year 2016 from 21.6% in Fiscal Year 2015, as a result of cost savings initiatives.

General and administrative expenses decreased by $2.1 million, or (18.6)%, to $9.3 million in Fiscal Year 2016 from $11.4 million in Fiscal Year 2015. This decrease was primarily due to settlement costs and expenses related to a wage-claim litigation occurring in 2015 and transitioning our accounting duties in house. General and administrative costs as a percentage of sales decreased to 5.6% in Fiscal Year 2016 from 7.9% in Fiscal Year 2015.

Pre-opening costs decreased by $0.8 million, or 58.4%, to $0.6 million in Fiscal Year 2016 from $1.4 million in Fiscal Year 2015. The decrease in pre-opening costs was due to the timing, cost, and number of new restaurant openings during Fiscal Year 2016. The company opened two new restaurants in Fiscal Year 2016 versus two new restaurant openings and one relocation in Fiscal Year 2015. As a percentage of sales, pre-opening costs decreased to 0.4% in Fiscal Year 2016 from 1.0% in Fiscal Year 2015.

Depreciation and amortization increased by $2.8 million, or 23.3%, to $14.7 million in Fiscal Year 2016 from $11.9 million in Fiscal Year 2015, primarily due to the increase in the total number of restaurants operating in 2016. Depreciation and amortization as a percentage of sales increased to 8.8% in Fiscal Year 2016 from 8.2% in Fiscal Year 2015 primarily due to the impact of the 18 acquired restaurants, which had higher average depreciation expenses as a percentage of sales.

Impairment and loss on asset disposal decreased by $0.7 million or 65.0%, to $0.3 million in Fiscal Year 2016 from $1.0 million in Fiscal Year 2015.  The decrease was primarily due to the closure of one restaurant in 2015 compared to none in 2016, and the sale leaseback transaction in 2015. Loss on disposal of assets as a percentage of sales, decreased to 0.2% in Fiscal Year 2016 from 0.7% in Fiscal Year 2015.

Interest and Taxes

Interest expense was $5.8 million and $4.2 million during the years ended December 25, 2016 and December 27, 2015, respectively. The increase was primarily due to the increased debt pertaining to the acquisition of 18 BWW locations occurring in June 2015 in addition to building of new restaurants in 2016.

In Fiscal Year 2016 we recorded an income tax benefit of $2.3 million compared with an income tax benefit of $0.1 million in Fiscal Year 2015.  The increase in the income tax benefit is primarily related to tax credits and losses generated during 2016 and retained by DRH as a result of a restructuring of the Bagger Dave's entities prior to the Spin-Off.

Loss from Operations of Discontinued Component

Loss from operations of discontinued component was $10.2 million and $25.6 million in 2016 and 2015, respectively. The decrease was attributable to lower impairment and loss on asset disposal charges in 2016, and to improved operating results of the discontinued component in 2016, both as result of the closure of 11 Bagger Dave’s underperforming locations in late-2015.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with a syndicate of lenders led by
Citizens (the “June 2015 Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures.  The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million, subsequently amended to $23.0 million (see amendment details immediately following this paragraph), development line of credit (the “June 2015 DLOC”) and a $5.0 million (see amendment details immediately following this paragraph) revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to finance an acquisition discussed in Note 4.   The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility.  The June 2015 Term Loan is for a period of five years.

On December 23, 2016, the Company entered into an amendment agreement for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the June 2015 DLOC to a development facility term loan (the “DF Term Loan”), (b) canceled $6.8 million previously available under the June 2015 DLOC, and (c) extended the maturity date on the remaining $5.0 million under the June 2015 DLOC to June 29, 2018.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments totaling $833,333 on the June 2015 Term and $126,385 on the DF Term Loan, plus accrued interest.  The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan and the DF Term Loan is due and payable on the maturity date of June 29, 2020.  Availability under the June 2015 DLOC is subject to certain limitations relative to actual development costs, and outstanding balances convert into an additional DF Term Loan based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year, straight-line amortization schedule, plus interest, through maturity on June 29, 2020. There were no balances outstanding under the June 2015 DLOC at December 25, 2016. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12 amortization period with final payment due June 29, 2020. The June 2015 RLOC is for a term of five years.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The current debt agreement contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a minimum required debt service coverage ratio and a maximum permitted lease adjusted leverage ratio. As of December 25, 2016 the Company was in compliance with the loan covenants.

We believe that our current cash balance, in addition to our cash flow from operations and availability of credit, will be sufficient to fund our present operations and meet our commitments on our existing debt. If suitable acquisition opportunities or working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at reasonable rates and terms. We may also issue additional shares or common or preferred stock to raise funds.

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

The amount of capital required to open a new restaurant is largely dependent on whether we build-out an existing leased space or build from the ground up.  Our preference is to find leased space for new restaurant locations, but depending on the availability of real estate in specific markets, we will take advantage of alternative strategies, which may include land purchases, land leases, and ground-up construction of a building to house our restaurant operation.  We expect that a build-out of a new BWW restaurant will require an estimated cash investment ranging from $1.7 million to $2.5 million (excluding potential tenant incentives).  We expect to spend up to $0.3 million per restaurant for pre-opening expenses.  Depending on individual lease negotiations, we may receive cash tenant incentives which have historically been as high as $0.4 million.  The projected cash investment per restaurant is based on recent opening costs and future projections and may fluctuate based on construction costs specific to new restaurant locations.

We target a cash-on-cash payback on our initial total capital investment of less than four years. The expected payback is subject to, among other things, how quickly we reach our target sales volume and the cost of construction.

Cash flow from continuing operations for fiscal 2016 and 2015 was $17.0 million and $16.8 million, respectively. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2016, our capital expenditures were $12.5 million. Approximately 46.2% of the capital was used for new restaurant openings and the remaining 53.8% for restaurant remodels, upgrades and other general corporate purposes.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades range from $50,000 (for minor interior refreshes) to $1.3 million (for a full extensive remodel of the restaurant). We target remodels of $0.6 million to upgrade a typical BWW restaurant to the new Stadia design. Our strategy is to fully remodel existing BWW restaurants to the new Stadia design at the time of a scheduled refresh or remodel, typically within seven years or less of opening.

After the Spin-Off of Bagger Dave’s, the Company retained certain tax benefits (net operating loss and tax credit carryforwards) in an amount sufficient to offset pre-tax income totaling over $50 million at current estimated tax rates. We expect to incur federal and/or state income tax liabilities when our tax benefits have become fully utilized.

Mandatory Upgrades

In fiscal 2016, all seven of the required remodels were completed. These were primarily funded through cash from operations, supplemented by our development line of credit. We are planning to complete at least two remodels for BWW locations in 2017.

Discretionary Upgrades and Relocations

In fiscal year 2016, the Company invested additional capital to provide minor upgrades to a number of its existing locations, all of which were funded by cash from operations. These improvements primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal 2016, we did not have any relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations and discretionary remodels are funded by a combination of cash from operations and borrowing from our credit facility.

2017 Capital Plan

In 2017, we anticipate our capital expenses will range between $4.0 million and $6.0 million. Our capital expenses for 2017 will include the development of one new BWW restaurant, which is currently under construction.  Our remaining capital needs will include two to four BWW remodels of existing locations and various maintenance-related capital expenditures. We expect to fund a portion of the new restaurant development with our DLOC and all other capital needs out of our free cash flow. The core element of our capital plan in 2017 is to improve our net debt leverage ratio by reducing our capital spending and using our free cash flow to pay down debt.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 25, 2016:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt [1]	$121,186,020	11,313,112	22,642,927	87,229,981	—
Operating lease obligations	69,316,114	8,826,295	16,122,432	14,252,537	30,114,850
Commitments for restaurants under development [2]	5,111,805	1,718,555	300,000	300,000	2,793,250
	195,613,939	21,857,962	39,065,359	101,782,518	32,908,100

[1]
Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variability of the rates. See Note 10 for additional details.

[2]	Amount represents capital expenditures DRH is obligated to pay for restaurants under development in addition to non-cancelable operating leases for these restaurants.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 42 BWW restaurants within its designated development territory by April 1, 2021. As of December 25, 2016, 29 of the required 42 restaurants under the ADA had been opened for business. We have one additional restaurant in process and are in discussions with BWLD regarding the remaining 12 restaurants required by 2021. We expect the Company may continue to open new locations, but at a lower number over a longer period of time, under an amended ADA.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH will provide certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. The agreement expires in December 2017 at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services.

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 18 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $9.8 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases.  The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term.  These expiration dates range from one (1) year to thirteen (13) years as of December 25, 2016.  In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space.  In many cases, a replacement tenant can be found and the lessor could agree to release the Company from its future guarantee obligation. During 2015, 11 Bagger Dave’s locations were closed, 9 of which had DRH lease guarantees. Of the 9 guaranteed leases, new tenants were found to step into the Company’s obligations for 5 locations in 3 to 14 months from the date of closure, 3 guarantees expired or were terminated, and 1 remains an obligation of the Company.

Further, in conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH will provide certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. The current terms of the TSA expire in December 2017 at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services, and at any time thereafter the TSA can be terminated by the Company with 10 days written notice.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. For fiscal years ended December 25, 2016 and December 27, 2015 no impairment losses were recognized in continuing operations.

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

Indefinite-Lived Intangible Assets

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference.  If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2016 or 2015 in continuing operations.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both December 25, 2016 and December 27, 2015, we had goodwill of $50.1 million. The goodwill is assigned to the Company's BWW reporting unit, which, due to the Spin-Off of Bagger Dave's on December 25, 2016, represents the Company's only reporting unit.

The Company assesses goodwill for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.

ASC Topic 350-20, Intangibles - Goodwill and Other, gives companies the option to perform a one-step (Step zero) qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the first and second steps of the goodwill impairment test would be necessary. Conversely, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further action would not be required.

The quantitative impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

As of December 25, 2016, and as a result of step zero of the qualitative assessment, the Company has concluded that its goodwill is recoverable. As of December 27, 2015, based on our quantitative analysis, goodwill was considered recoverable.

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

In accordance with the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. On December 25, 2016 we completed the Spin-Off of Bagger Dave’s, which had previously generated significant pre-tax losses. After the Spin-Off, the majority of the net deferred tax assets were retained by the Company, which in its continuing operations has a history of profitability and is expected to continue to generate pre-tax income in the future. This expected operating performance combined with the planned opening of additional BWW restaurants will provide future taxable income that will enable the Company to utilize the tax benefits prior to their expirations, which begin in 2028. As a result, there was no valuation allowance recorded for both fiscal years ended December 25, 2016 and December 27, 2015. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized. While there is no allowance recorded against the deferred tax assets of the continuing operations, the Company incurred a one-time charge against the benefit for income taxes of $1.8 million related to discontinued operations. This charge is the result of certain deferred tax assets relating to discontinued operations that were determined to be unrealizable. The valuation allowance deferred tax charge was allocable to continuing operations in accordance with ASC 740.

The Company applies the provisions of ASC 740, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 25, 2016 and December 27, 2015.

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

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 10, Note 17 and Note 18 for additional information on the interest rate swap agreements.

Share-based Compensation

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
Southfield, Michigan

We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries as of December 25, 2016 and December 27, 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit as of December 25, 2016 and for the year then ended, included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Restaurant Holdings, Inc. and Subsidiaries at December 25, 2016 and December 27, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the consolidated financial statements, on December 25, 2016, the Company completed the spin-off of its Bagger Dave's business through a tax-free transaction. As a result of the spin-off, the financial position, results of operations and cash flows related to the Bagger Dave's business have been presented as discontinued operations for all periods presented.

/s/ BDO USA, LLP

Troy, Michigan
March 27, 2017

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 25, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 25, 2016, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Diversified Restaurant Holdings, Inc.

/s/ David G. Burke	Dated:	March 27, 2017
David G. Burke
Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ Phyllis Knight	Dated:	March 27, 2017
Phyllis Knight
Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 25, 2016	December 27, 2015
ASSETS
Current assets
Cash and cash equivalents	$4,021,126	$13,499,890
Accounts receivable	276,238	247,323
Inventory	1,700,604	1,598,379
Prepaid and other current assets	1,305,936	1,314,463
Current assets, discontinued operations	—	1,714,429
Total current assets	7,303,904	18,374,484

Deferred income taxes	16,250,928	4,368,683
Property and equipment, net	56,630,031	59,272,611
Intangible assets, net	2,666,364	2,844,963
Goodwill	50,097,081	50,097,081
Other long-term assets	233,539	987,499
Long-term assets, discontinued operations	—	29,827,174
Total assets	$133,181,847	$165,772,495

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,995,846	$5,960,310
Accrued compensation	2,803,549	2,408,476
Other accrued liabilities	2,642,269	2,235,351
Current portion of long-term debt	11,307,819	9,891,825
Current portion of deferred rent	194,206	207,045
Current liabilities, discontinued operations	—	4,143,577
Total current liabilities	20,943,689	24,846,584

Deferred rent, less current portion	2,020,199	1,899,623
Unfavorable operating leases	591,247	671,553
Other liabilities	3,859,231	3,755,888
Long-term debt, less current portion	109,878,201	116,364,165
Long-term liabilities, discontinued operations	—	1,634,330
Total liabilities	137,292,567	149,172,143

Commitments and contingencies (Notes 5, 13 and 14)

Stockholders' equity (deficit)
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,632,222 and 26,298,725, respectively, issued and outstanding	2,610	2,597
Additional paid-in capital	21,355,270	36,136,319
Accumulated other comprehensive loss	(934,222)	(1,006,667)
Accumulated deficit	(24,534,378)	(18,531,897)
Total stockholders' equity (deficit)	(4,110,720)	16,600,352

Total liabilities and stockholders' equity (deficit)	$133,181,847	$165,772,495

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Revenue	$166,520,925	$144,800,046

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	46,794,091	40,730,583
Compensation costs	41,307,718	35,287,202
Occupancy	11,370,223	8,935,702
Other operating costs	34,845,059	31,293,900
General and administrative expenses	9,265,432	11,385,201
Pre-opening costs	599,279	1,439,390
Depreciation and amortization	14,696,846	11,922,548
Loss on asset disposals	338,306	967,035
Total operating expenses	159,216,954	141,961,561

Operating profit	7,303,971	2,838,485

Interest expense	(5,763,684)	(4,214,452)
Other income (expense), net	(172,031)	785,591

Income (loss) from continuing operations before income taxes	1,368,256	(590,376)
Income tax benefit	(2,270,792)	(83,514)
Income (loss) from continuing operations	3,639,048	(506,862)

Discontinued operations
Loss from discontinued operations before income taxes	(10,226,996)	(25,588,123)
Income tax benefit of discontinued operations	(585,467)	(9,902,493)
Loss from discontinued operations	(9,641,529)	(15,685,630)

Net loss	$(6,002,481)	$(16,192,492)

Basic earnings (loss) per share from:
Continuing operations	0.14	(0.02)
Discontinued operations	(0.37)	(0.60)
Basic net loss per share	(0.23)	(0.62)

Fully diluted earnings (loss) per share from:
Continuing operations	0.14	(0.02)
Discontinued operations	(0.37)	(0.60)
Fully diluted net loss per share	(0.23)	(0.62)

Weighted average number of common shares outstanding
Basic	26,491,549	26,211,669
Diluted	26,491,549	26,211,669

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Net loss	$(6,002,481)	$(16,192,492)

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of ($37,319) and $430,468	72,445	(835,315)
Unrealized changes in fair value of investments, net of tax of $0 and ($1,959)	—	3,804
Total other comprehensive income (loss)	72,445	(831,511)

Comprehensive loss	$(5,930,036)	$(17,024,003)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances - December 28, 2014	26,149,824	$2,582	$35,668,001	$(175,156)	$(2,339,405)	$33,156,022

Issuance of restricted shares	131,752	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(1,387)	—	(4,443)	—	—	(4,443)

Forfeitures of restricted shares	(8,587)	—	—	—	—	—

Employee stock purchase plan	21,623	1	71,614	—	—	71,615

Share-based compensation	—	13	424,401	—	—	424,414

Stock repurchase	(24,500)	(2)	(98,250)	—	—	(98,252)

Stock options exercised	30,000	3	74,996	—	—	74,999

Other comprehensive loss	—	—	—	(831,511)	—	(831,511)

Net loss from continuing operations	—	—	—	—	(506,862)	(506,862)

Net loss from discontinued operations	—	—	—	—	(15,685,630)	(15,685,630)

Balances - December 27, 2015	26,298,725	$2,597	$36,136,319	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	398,164	—	—	—	—	—

Forfeitures of restricted shares	(84,817)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(8,114)	(1)	(12,391)	—	—	(12,392)

Employee stock purchase plan	28,264	4	40,599	—	—	40,603

Share-based compensation	—	10	435,845	—	—	435,855

Other comprehensive income	—	—	—	72,445	—	72,445

Spin-Off of Bagger Dave's	—	—	(15,245,102)	—	—	(15,245,102)

Net income from continuing operations	—	—	—	—	3,639,048	3,639,048

Net loss from discontinued operations	—	—	—	—	(9,641,529)	(9,641,529)

Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Cash flows from operating activities
Net loss	$(6,002,481)	$(16,192,492)
Net loss from discontinued operations	9,641,529	15,685,630
Net income (loss) from continuing operations	3,639,048	(506,862)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	14,696,846	11,922,548
Amortization and write-off of debt discount and loan fees	238,784	240,036
Realized gain on sale leaseback	(128,782)	(127,836)
Loss on asset disposals	338,306	967,035
Share-based compensation	435,845	424,414
Deferred income taxes	(2,270,792)	(83,514)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(28,915)	1,159,700
Inventory	(102,225)	(226,825)
Prepaid assets	8,527	(990,885)
Intangible assets	(73,150)	36,986
Other long-term assets	753,960	(695,189)
Accounts payable	(1,771,388)	3,014,870
Accrued liabilities	1,143,880	1,395,565
Deferred rent	107,737	224,537
Net cash provided by operating activities of continuing operations	16,987,681	16,754,580
Net cash used in operating activities of discontinued operations	(5,863,807)	(7,886,772)
Net cash provided by operating activities	11,123,874	8,867,808

Cash flows from investing activities
Proceeds from sale of investments	—	2,952,302
Purchases of property and equipment	(12,499,507)	(20,155,132)
Acquisition of business, net of cash acquired	—	(54,041,489)
Proceeds from sale leaseback transaction	—	3,521,931
Net cash used in investing activities of continuing operations	(12,499,507)	(67,722,388)
Net cash used in investing activities of discontinued operations	(907,890)	(10,303,988)
Net cash used in investing activities	(13,407,397)	(78,026,376)

Cash flows from financing activities
Proceeds from issuance of long-term debt	11,109,154	72,963,858
Repayments of long-term debt	(16,134,717)	(8,166,667)
Payment of loan fees	(197,889)	(751,071)
Proceeds from employee stock purchase plan	40,603	71,615
Repurchase of stock	—	(98,252)
Stock options exercised	—	74,999
Tax withholding for restricted stock units	(12,392)	(4,443)
Capital infusion to discontinued component	(2,000,000)	—
Net cash provided by (used in) financing activities	(7,195,241)	64,090,039

Net decrease in cash and cash equivalents	(9,478,764)	(5,068,529)

Cash and cash equivalents, beginning of period	13,499,890	18,568,419

Cash and cash equivalents, end of period	$4,021,126	$13,499,890

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a restaurant company operating a single concept, Buffalo Wild Wings® Grill & Bar (“BWW”). As the largest franchisee of BWW, we provide a unique guest experience in a casual and inviting environment.

DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, seven in Illinois and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We have an area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. ("BWLD") under which we have opened 29 restaurants out of a total required of 42 by 2021. We have one additional restaurant in process and are in discussions with BWLD regarding the remaining 12 restaurants. We may continue to open new restaurants but at a potentially lower number over a longer period of time under an amended ADA.

On December 25, 2016, the Company completed a spin-off of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). For additional details refer to Note 2.

DRH and its wholly-owned subsidiaries (collectively, the “Company”), AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Real Estate, Inc. (“REAL ESTATE”) own and operate BWW restaurants located throughout Florida, Illinois, Indiana, Michigan and Missouri. The following organizational chart outlines the current corporate structure of DRH.  A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.
AMC was formed on March 28, 2007 and serves as our operational and administrative center. AMC renders management, operational support, and advertising services to WINGS and REAL ESTATE and their subsidiaries. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services reasonably required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007 and serves as a holding company for our BWW restaurants.  We are economically dependent on retaining our franchise rights with BWLD.  The franchise agreements have specific initial term expiration dates ranging from December 2020 through June 2036, depending on the date each was executed and the duration of its initial term.  The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement.  When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through June 2051.  We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013, and serves as the holding company for any real estate properties owned by DRH. Currently, DRH does not own any real estate after completing certain sale leaseback transactions. Refer to Note 3 of the Consolidated Financial Statements for additional information on the sale leaseback transactions.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For Variable Interest Entities ("VIE(s)"), we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIE.  The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.  See Note 5 to the accompanying notes to the consolidated financial statements for more details.

Segment Reporting

As of December 25, 2016, as a result of the Spin-Off of Bagger Dave’s as further described in Note 2 to the consolidated financial statements, the Company has one operating and reportable segment.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2016 ended on December 25, 2016 and was comprised of 52 weeks. Fiscal year 2015 ended on December 27, 2015 was comprised of 52 weeks.

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

Accounts Receivable

Accounts receivable primarily consist of contractually determined receivables from BWLD for local media advertising reimbursements and are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense or deferred rent as applicable.  There was no allowance for doubtful accounts necessary at December 25, 2016 and December 27, 2015.

Gift Cards

The Company records gift cards under a BWLD system-wide program.  Gift cards sold are recorded as a gift card liability.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  At times, gift card redemptions can exceed amounts due to BWLD for gift card purchases resulting in an asset balance.  Under this centralized system, any breakage would be recorded by Blazin Wings, Inc., a subsidiary of BWLD, and is subject to the breakage laws in the state of Minnesota, where Blazin Wings, Inc. is located. The Company's gift card liability was $0.1 million as of December 25, 2016. At December 27, 2015, the Company had an asset of $0.1 million relating to gift cards.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaids and Other Long-Term Assets

Prepaid assets consist principally of prepaid rent, insurance and contracts and are recognized ratably as operating expense over the period of future benefit. Other assets consist primarily of security deposits for operating leases and utilities.

Property and Equipment

Property and equipment are recorded at cost. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which is typically five - 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are stated at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life, as follows: Franchise fees- 10 – 20 years, Trademarks- 15 years, Non-compete- 3 years, Favorable and unfavorable leases - over the term of the respective leases and Loan fees - over the term of the respective loan.

Liquor licenses, if transferable, are deemed to have an indefinite life and are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired.  If the fair value of the asset is less than the carrying amount, an impairment charge is recorded. No impairments were recognized in fiscal years ended December 25, 2016 and December 27, 2015.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During the years ended December 25, 2016 and December 27, 2015, there were no impairments of long-lived assets pertaining to continuing operations.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both December 25, 2016 and December 27, 2015, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which, due to the Spin-Off of Bagger Dave's on December 25, 2016, represents the Company's only reporting unit.

The Company assesses goodwill for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.

ASC Topic 350-20, Intangibles - Goodwill and Other, gives companies the option to perform a one-step (Step zero) qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the first and second steps of the goodwill impairment test would be necessary. Conversely, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further action would not be required.

The quantitative impairment analysis, if necessary, consists of a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value, including goodwill. We estimate fair value using market information (market approach) and discounted cash flow projections (income approach). The income approach uses the reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects market conditions. The projection uses management’s best estimates of projected revenue, costs and cash expenditures, including an estimate of new restaurant openings and related capital expenditures. Other significant estimates also include terminal growth rates and working capital requirements. We supplement our estimate of fair value under the income approach by using a market approach which estimates fair value by applying multiples to the reporting unit’s projected operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment analysis must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. As of December 25, 2016, as a result of step zero of the qualitative assessment, the Company has concluded that its goodwill is recoverable. As of December 27, 2015, based on our quantitative analysis, goodwill was considered recoverable.

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

Deferred Gains

Deferred gains on the sale leaseback transaction described in Note 3, are recognized into income over the life of the related operating lease agreements.

Revenue Recognition

Revenues from food, beverage and merchandise sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising expenses associated with contributions to the BWLD advertising fund (between 3.00% and 3.15% of total net sales) are recorded as operating expenses as contributed, while all other advertising expenses are recorded in general and administrative expenses as incurred. Advertising expenses of continuing operations of $2.0 million and $4.3 million are included in other operating costs in the Consolidated Statements of Operations and advertising expense of $1.1 million and $0.9 million are included in general and administrative expenses in the Consolidated Statements of Operations for the years ended December 25, 2016 and December 27, 2015, respectively. Advertising expenses in discontinued operations of $1.1 million and $2.7 million are presented as such in the Consolidated Statements of Operations for the years ended December 25, 2016 and December 27, 2015, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. Pre-opening costs typically consist of manager salaries, relocation costs, supplies, recruiting expenses, certain marketing costs and costs associated with team member training. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs in continuing operations were $0.6 million and $1.4 million for the years ended December 25, 2016 and December 27, 2015, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $0.3 million and $0.6 million for the years ended December 25, 2016 and December 27, 2015, respectively.

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

The Company applies the provisions of ASC Topic 740, Income Taxes, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 25, 2016 and December 27, 2015.

Earnings Per Common Share

Earnings per share are calculated under the provisions of FASB ASC 260, Earnings per Share, which requires a dual presentation of "basic" and "diluted" earnings per share on the face of the Consolidated Statements of Operations. Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock awards contain non-forfeitable rights to dividends, making such awards participating securities.  The calculation of basic and diluted earnings per share uses an earnings allocation method to consider the impact of restricted stock.

Share-based Compensation

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

Concentration Risks

Approximately 77.4% and 76.1% of the Company's continuing revenues for the years ended December 25, 2016 and December 27, 2015, respectively, were generated from food and beverage sales from restaurants located in the Midwest region. The remaining 22.6% and 23.9% of the Company's continuing revenues for the years ended December 25, 2016 and December 27, 2015, respectively, were generated from food and beverage sales from restaurants located in Florida.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified wording and removes step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting units carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill test. We do not expect the standard will have a significant impact.  ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, Topic 230: Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies current GAAP that is either unclear or does not include specific guidance on a number of specific issues. The amendments set forth are an improvement to GAAP because they provide guidance for each issue and reduce the current and potential future diversity in practice. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the pending adoption of ASU 2016-15 and the impact it will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Topic 718: Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Beginning in fiscal 2017, the tax effects of awards will be recognized in the statement of operations. In addition, the Company will account for forfeitures as they occur.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We believe the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are currently unable to estimate the impact of the updated guidance on our consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  Most recent updates to the standard delay the required adoption by one year, now effective for annual periods beginning after December 15, 2018, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Recently Adopted Accounting Pronouncements

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

2. DISCONTINUED OPERATIONS

Spin-Off of Bagger Dave's

On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave's business. Pursuant to this plan, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada company, which was then spun-off into a stand-alone, publicly traded company on the over-the-counter exchange. AMC Burger, Inc. owns and operates all of the Bagger Dave's Burger Tavern ® restaurants and the real estate entities held certain real estate related to the restaurants before the real estate was sold in 2014 and 2015. In connection with the Spin-Off, DRH contributed certain assets, liabilities and employees currently related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity of Bagger Dave's. The Spin-Off was effected on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave's to DRH holders of record on December 19, 2016.

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2.0 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Spin-Off, Bagger Dave’s was a co-obligor on a joint and several basis with the Company on its $155.0 million senior secured credit facility. The Company’s debt under this facility remained with the Company and Bagger Dave’s was released as a borrower. As a result, this debt was not assigned to discontinued operations. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated by Bagger Dave's prior to the date of the transaction representing an amount sufficient to offset pre-tax income totaling over $50 million at current estimated tax rates. See Note 12 for additional information related to income taxes.

DRH decided to spin-off Bagger Dave's after considering all reasonable strategic and structural alternatives because of the disparity between the operating models of its two brands, BWW as franchisee, and Bagger Dave's as an owned concept. The management teams of Bagger Dave's and DRH agreed that the nature of the two concepts varied greatly, and that each will be more valuable and operate more effectively independently of one another. Bagger Dave's is a concept developed by the management team of DRH. In contrast to operating a franchised concept like BWW it has no development restrictions and the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offering and improve its operational model in an effort to better align with guest expectations. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave's but not necessary for a BWW franchisee since these functions are managed by the franchisor. Additional considerations were contemplated with respect to growth potential. As a start-up brand, Bagger Dave's has a higher growth potential while BWW, being a mature brand and as a franchisee, has more limits to its organic growth potential due to its development rights.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH will provide certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. The agreement expires in December 2017 at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services.

Information related to Bagger Dave's has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Balance Sheets - as a result of the Spin-Off of Bagger Dave's, effective December 25, 2016, the Bagger Dave's assets and liabilities as of December 27, 2015 have been presented as discontinued operations.

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the years ended December 25, 2016 and December 27, 2015 have been presented as discontinued operations. There was no gain or loss on the transaction recorded.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the years ended December 25, 2016 and December 27, 2015 have been presented separately on the face of the cash flow statements. The Bagger Dave's cash flows from financing activities for these years have not been separately reported on the consolidated statements of cash flows since there was only one financing function for both entities.

The following are major classes of line items constituting pre-tax loss from discontinued operations:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Revenue	$20,741,427	$27,685,331
Restaurant operating costs (exclusive of depreciation and amortization)	(21,436,377)	(29,606,736)
General and administrative expenses	(2,881,467)	(3,966,240)
Depreciation and amortization	(3,353,194)	(4,659,689)
Pre-opening costs	(362,064)	(1,804,768)
Other income	11,066	39,649
Impairment and loss on asset disposals	(2,946,387)	(13,275,670)
Loss from discontinued operations before income taxes	(10,226,996)	(25,588,123)
Income tax benefit	(585,467)	(9,902,493)

Total loss from discontinued operations	$(9,641,529)	$(15,685,630)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of the discontinued operations include only direct expenses incurred by Bagger Dave’s. Discontinued operations exclude certain corporate functions that were previously allocated to Bagger Dave’s. Interest expense was not allocated to discontinued operations because the Company’s debt under the $155 million secured credit facility remained with the Company.

The following are major classes of line items for assets and liabilities of discontinued operations at December 27, 2015:

ASSETS

Current assets, discontinued operations:
Cash and cash equivalents	$700,638
Accounts receivable	373,619
Inventory	336,205
Prepaid assets	303,967
Total current assets, discontinued operations	1,714,429

Long-term assets, discontinued operations:
Property and equipment, net	19,917,050
Deferred tax assets, net	8,951,494
Intangible assets, net	793,753
Other long-term assets	164,877
Total long-term assets, discontinued operations	$29,827,174

LIABILITIES

Current liabilities, discontinued operations:
Accounts payable	$1,847,242
Accrued compensation	679,408
Other accrued liabilities	1,427,859
Current portion of deferred rent	189,068
Total current liabilities, discontinued operations	4,143,577

Long-term liabilities, discontinued operations:
Deferred rent	926,587
Other liabilities	707,743
Total long-term liabilities, discontinued operations	$1,634,330

During 2015, the Company closed 11 underperforming Bagger Dave's locations. The Company recorded expenses totaling $10.8 million, consisting of property and equipment impairment charges, exit costs associated with lease obligations, employee terminations costs and other obligations in connection with the closures. These expenses are reflected in discontinued operations in the Consolidated Statements of Operations for the fiscal year ended December 27, 2015.

The following table summarizes the Company’s accrual activity related to facility closures during the fiscal years ended December 25, 2016 and December 27, 2015:

	Fiscal 2016	Fiscal 2015
Beginning of the year	$1,247,186	$—
Charges	—	1,322,308
Cash payments	(1,140,033)	(75,122)
End of the year	$107,153	$1,247,186

The closure liability of $0.1 million was retained by the Company after the Spin-Off of Bagger Dave's, as it is responsible for certain ongoing lease payments associated with the closures.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 25, 2016 and December 27, 2015, there were $0 and $0.9 million, respectively, of fixed and intangible assets for the closed locations held for sale.

Based on impairment indicators that existed in the fourth quarter of 2016, the Company performed an impairment analysis on certain long-lived assets relating to Bagger Dave's and recorded an impairment charge of $3.5 million related to seven locations where the carrying amount of the assets was not considered recoverable based on the estimated future cash flows of the restaurants. An impairment analysis relating to certain Bagger Dave's long-lived assets was also performed in 2015 and an impairment charge of $2.8 million relating to four locations was recorded. The impairment charges for both years are recorded in discontinued operations.

The following is a summary of the expenses recognized in discontinued operations in the Consolidated Statement of Operations during the years ended December 25, 2016 and December 27, 2015 related to the restaurant closures and impairment of property and equipment:

Description	Fiscal 2016	Fiscal 2015
Property and equipment impairments	$3,548,515	$12,701,875
Facility closure and other expenses	—	733,834
Severance expense	—	154,764
	$3,548,515	$13,590,473

During 2016 and 2015, Bagger Dave's recorded other asset disposal gains of $0.6 million and losses of $0.6 million, respectively, in discontinued operations.

Prior to the Spin-Off, Bagger Dave's was a reportable segment of the Company. Following the Spin-Off, there were no assets or liabilities remaining from the Bagger Dave's operations as of December 25, 2016. See Note 5 for a discussion of involvement the Company will continue to have with Bagger Dave's after the Spin-Off.

3. SIGNIFICANT BUSINESS TRANSACTIONS

Sale leaseback transactions

On October 6, 2014, the Company entered into a sale leaseback agreement for $15.7 million with a third-party Real Estate Investment Trust (“REIT”) and included the sale of six locations. In Q4 2014, we closed on 5 of the 6 properties, with total proceeds of $12.2 million.  In connection with the closing of the sale-leaseback transactions in Q4 2014, the Company recorded losses of approximately $0.2 million, which is included in loss on asset disposals on the Consolidated Statements of Operations. The Company also recorded deferred gains of $1.9 million for the properties sold at a gain as of December 28, 2014. We closed on the remaining property in August 2015 and received total proceeds of $3.5 million and recorded losses of $0.2 million, which is recorded in loss on asset disposals on the Consolidated Statements of Operations. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to the purchaser after final inspection and, in turn, entered into separate leases with the purchaser having a 15-year basic operating lease term plus four separate 5-year renewal options. At December 25, 2016 and December 27, 2015, $0.1 million and $0.1 million of the deferred gain was recorded in other accrued liabilities, respectively, and $1.5 million and $1.7 million of the deferred gain was recorded in other liabilities, respectively, on the Consolidated Balance Sheets. The gains will be recognized into income as an offset to rent expense over the life of the related lease agreements.

4. ACQUISITIONS

St. Louis - June 29, 2015

On June 29, 2015, the Company completed the acquisition of substantially all of the assets of A Sure Wing, LLC, a Missouri limited liability company (“ASW”). The assets acquired consist primarily of 18 existing BWW restaurants, 15 in Missouri and three in Illinois. As consideration for the acquisition of the assets, the Company paid $54.0 million in cash at closing, subject to adjustment for cash on hand, inventory and certain prorated items. The Seller reimbursed the Company for one-half of all fees imposed by BWLD under its franchise agreements for the transfer of these restaurants. The acquisition not only provides greater geographic diversity to the Company’s restaurant portfolio, but also control of an entire market, as no other franchisee or BWLD restaurants compete in the St. Louis metropolitan area.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of net assets acquired and liabilities assumed:

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

The following table summarizes the unaudited pro forma financial information from continuing operations as if the acquisition had occurred at the beginning of the fiscal year ended December 27, 2015:

December 27, 2015
Revenue	$165,795,995
Net income	435,110
Basic net income per share	0.02
Diluted net income per share	0.02

The results of operations from the acquisition are included in the Company's results beginning June 29, 2015. The actual amounts of revenue and net income that are included in continuing operations in the accompanying Consolidated Statements of Operations for the period of June 29, 2015 to December 27, 2015 is $20.9 million and $25,095, respectively. For additional information pertaining to the ASW acquisition refer to the 8-K/a filed on September 3, 2015.

5. UNCONSOLIDATED VARIABLE INTEREST ENTITIES

After the Spin-Off of Bagger Dave’s and the related discontinuation of its operations described in Note 2, the Company remains involved with certain activities that result in Bagger Dave’s being considered a variable interest entity (VIE).  This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although two of the Company’s board members are currently also on Bagger Dave’s board and a third Bagger Dave’s director is currently also an executive officer of the Company, there are no agreements in place that require these board members and executive officer to vote in the interests of the Company. In other words, these board members and executive officer do not represent the Company in their capacity as Bagger Dave’s directors. Furthermore, these directors remain on the board of Bagger Dave’s so long as the shareholders annually elect them. At any time, these board members can be replaced by a vote of the Bagger Dave’s shareholders.  As a result, the Company does not consolidate the VIE.

Lease Guarantees

At December 25, 2016 the Company is a guarantor for eighteen (18) leases, two of which now relate to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

In accordance with ASC 460, Guarantees, the Company evaluated its liability from the Bagger Dave's lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability in the amount of $0.3 million as of December 25, 2016, which is included in other liabilities on the Consolidated Balance Sheet.  No liability had previously been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of December 25, 2016, no loss exposure under the guarantees was probable because, among other things, each of the Bagger Dave's restaurants subject to

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the leases is either currently operating or the lease has been assigned or sublet to another tenant who is responsible for, and making, the lease payments.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approx. $9.8 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases.  The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term.  These expiration dates range from one (1) year to thirteen (13) years as of December 25, 2016.  In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because we would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space.  In many cases, a replacement tenant can be found and the lessor could agree to release the Company from its future guarantee obligation. During 2015, 11 Bagger Dave’s locations were closed, 9 of which had DRH lease guarantees. Of the 9 guaranteed leases, new tenants were found to step into the Company’s obligations for 5 locations in 3 to 14 months from the date of closure, 3 guarantees expired or were terminated, and 1 remains an obligation of the Company. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•
its recent history of incurring operating losses, along with the more recent trends in its business after completing the closure of 11 underperforming locations and rationalizing the cost structure both of its remaining 18 restaurants and its general and administrative costs;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger become unable to service one or more of the leases that the Company guarantees.

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of December 25, 2016:

Location of lease	Status of location	Guarantee expiry date	Liability recognized on balance sheet	Future guaranteed lease payments
Grandville, MI	Closed	05/12/17	$893	$28,698
Holland, MI	Closed	10/09/17	2,101	67,500
Bloomfield, MI	Open	01/14/18	2,788	89,583
Shelby Township, MI	Open	01/31/18	2,623	84,270
West Chester Township, MI	Open	02/01/18	2,866	92,083
Woodhaven, MI	Open	11/30/18	4,426	142,217
Traverse City, MI	Open	01/31/19	5,887	189,167
Fort Wayne, IN	Open	01/31/19	5,424	174,273
Grand Blanc, MI	Open	01/31/20	6,759	217,167
Centerville, MI	Open	11/30/20	13,293	427,135
Chesterfield Township, MI	Open	12/31/20	8,092	260,000
E. Lansing, MI	Open	09/10/21	2,334	75,000
Birch Run, MI	Open	12/31/24	23,557	756,925
Berkley, MI	Open	06/08/29	32,532	1,045,320
Cascade Township, MI	Open	06/08/29	29,856	959,334
Avon, IL	Closed	06/30/29	48,658	1,563,484
Greenwood, IL	Closed	06/30/29	50,372	1,618,560
Canton, MI	Open	06/30/30	63,541	2,041,689
Totals			$306,000	$9,832,405

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 25, 2016	December 27, 2015
Equipment	$29,426,476	$26,547,394
Furniture and fixtures	7,275,923	6,426,708
Leasehold improvements	63,449,082	58,252,782
Restaurant construction in progress	94,595	782,219
Total	100,246,076	92,009,103
Less accumulated depreciation	(43,616,045)	(32,736,492)
Property and equipment, net	$56,630,031	$59,272,611

Depreciation expense for the year ended December 25, 2016 was $18.1 million, of which $14.7 million related to continuing operations and $3.4 million related to discontinued operations. Depreciation expense for the year ended December 27, 2015 was $16.6 million, of which $11.9 million related to continuing operations and $4.7 million related to discontinued operations.

7. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 25, 2016	December 27, 2015
Amortized intangible assets
Franchise fees	$1,290,642	$1,278,142
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	368,083	368,083
Total	2,089,129	2,076,629

Less accumulated amortization	(718,517)	(510,875)
Amortized intangible assets, net	1,370,612	1,565,754

Unamortized intangible assets
Liquor licenses	1,295,752	1,279,209
Total intangible assets, net	$2,666,364	$2,844,963

Amortization expense for both years ended December 25, 2016 and December 27, 2015 was $0.1 million. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Loan fees written off to interest expense during both years ended December 25, 2016 and December 27, 2015 was $0.1 million.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
2017	$175,281
2018	173,606
2019	173,048
2020	135,811
2021	87,094
Thereafter	625,772
Total	$1,370,612

The aggregate weighted-average amortization period for intangible assets is 9.9 years.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER ACCRUED LIABILITES

	December 25, 2016	December 27, 2015
Sales tax payable	$816,215	$854,264
Accrued interest	442,976	495,865
Accrued property taxes	490,809	320,189
Other	892,269	565,033
Total accrued other liabilities	$2,642,269	$2,235,351

9. RELATED PARTY TRANSACTIONS

Fees for monthly accounting and financial statement services are paid to an entity owned by a member of the DRH Board of Directors and a stockholder of the Company. Fees paid during the years ended December 25, 2016 and December 27, 2015 were $64,296 and $596,856, respectively. As of December 25, 2016 and December 27, 2015, we had unpaid fees of $0 and $14,631, respectively.

10. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 25, 2016	December 27, 2015
$120.0 million term loan - the rate at December 25, 2016 and December 27, 2015 was 4.12% and 3.86%, respectively.	$99,698,616	$115,833,333

$30.0 million development line of credit, converted to $18.2 million facility term loan in December 2016 - the rate at December 25, 2016 and December 27, 2015 was 4.21% and 3.86%, respectively.	18,199,476	11,090,323

$5.0 million revolving line of credit - the rate at December 25, 2016 was 6.25%.	4,000,000	—

Unamortized discount and debt issuance costs	(712,072)	(667,666)

Total debt	121,186,020	126,255,990

Less current portion	(11,307,819)	(9,891,825)

Long-term debt, net of current portion	$109,878,201	$116,364,165

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with a syndicate of lenders led by
Citizens (the “June 2015 Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures.  The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million, subsequently amended to $23.0 million (see amendment details immediately following this paragraph), development line of credit (the “June 2015 DLOC”) and a $5.0 million (see amendment details immediately following this paragraph) revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to finance the acquisition discussed in Note 4.   The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility.  The June 2015 Term Loan is for a period of five years.

On December 23, 2016, the Company entered into an amendment agreement for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the June 2015 DLOC to a development facility term loan (the “DF Term Loan”), (b) canceled $6.8 million previously available under the June 2015 DLOC, and (c) extended the maturity date on the remaining $5.0 million under the June 2015 DLOC to June 29, 2018.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments totaling $833,333 on the June 2015 Term and $126,385 on the DF Term Loan, plus accrued interest.  The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan and the DF Term Loan is due and payable on the maturity date of June 29, 2020.  Availability under the June 2015 DLOC is subject to certain limitations relative to actual development costs, and

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding balances convert into an additional DF Term Loan based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. There were no balances outstanding under the June 2015 DLOC at December 25, 2016. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12- year amortization period with final payment due June 29, 2020. The June 2015 RLOC is for a term of five years.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represents legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount and debt issuance cost related to term debt, net of accumulated amortization, totaled $712,072 and $667,666, at December 25, 2016 and December 27, 2015, respectively. The unamortized portion of capitalized debt issuance costs related to the DLOC and RLOC totaled $244,336 and $324,256, at December 25, 2016 and December 27, 2015, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

Based on the long-term debt terms that existed at December 25, 2016, the scheduled principal maturities, net of unamortized discount, for the next five years and thereafter are summarized as follows:

Amount
2017	$11,307,819
2018	11,319,774
2019	11,319,034
2020	87,239,393
2021	—
Thereafter	—
Total	$121,186,020

Interest expense was $5.8 million and $4.2 million for the years ended December 25, 2016 and December 27, 2015, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. As of December 25, 2016 the Company was in compliance with the loan covenants.

At December 25, 2016, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 17 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			December 25, 2016
Interest rate swaps	Rate	Expires	Notional amounts	Derivative assets	Derivative liabilities
April 2012	1.4%	April 2019	$5,333,333	$—	$21,037
October 2012	0.9%	October 2017	2,357,143	—	723
July 2013	1.4%	April 2018	4,761,905	—	18,949
May 2014	1.5%	April 2018	9,285,714	—	58,359
January 2015	1.8%	December 2019	21,119,048	—	271,144
August 2015	2.3%	June 2020	49,696,875	—	1,045,279
Total			$92,554,018	$—	$1,415,491

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			December 27, 2015
Interest rate swaps	Rate	Expires	Notional amounts	Derivative assets	Derivative liabilities
April 2012	1.4%	April 2019	$7,619,048	$—	$56,280
October 2012	0.9%	October 2017	3,214,286	—	3,027
July 2013	1.4%	April 2018	8,190,476	—	60,164
May 2014	1.5%	April 2018	11,428,571	—	122,716
January 2015	1.8%	December 2019	20,547,619	—	415,459
August 2015	2.3%	June 2020	49,696,875	—	867,609
Total			$100,696,875	$—	$1,525,255

11. SHARE-BASED COMPENSATION

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

Restricted stock awards

During fiscal 2016 and 2015, restricted shares were issued to certain team members at a weighted-average grant date fair value of $1.47 and $3.56, respectively. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Committee.   Unrecognized share-based compensation expense of $0.5 million and $0.6 million at December 25, 2016 and December 27, 2015, respectively, will be recognized over the remaining weighted-average vesting period of 1.9 years. The total fair value of shares vested during years ended December 25, 2016 and December 27, 2015 was $0.3 million and $0.2 million, respectively.  Under the Stock Incentive Plan, there are 69,791 and 365,051 shares available for future awards at December 25, 2016 and December 27, 2015, respectively.

The following table presents the restricted stock transactions for fiscal 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	398,164
Vested	(72,966)
Vested shares tax portion	(8,114)
Forfeited	(84,817)
Unvested, December 25, 2016	473,391

As a result of the Spin-Off of Bagger Dave’s, all restricted shares previously awarded to Bagger Dave’s employees were vested on a pro rata basis for time served through December 25, 2016, and were otherwise forfeited.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted stock transactions for fiscal 2015:

Number of Restricted Stock Shares
Unvested, December 28, 2014	164,867
Granted	131,752
Vested	(45,521)
Vested shares tax portion	(1,387)
Forfeited	(8,587)
Unvested, December 27, 2015	241,124

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company.  These options are fully vested and originally expired six years from issuance. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share. The intrinsic value of the options exercised was $6,300. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019.  The options can be exercised at a price of $2.50 per share. At December 25, 2016, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both December 25, 2016 and December 27, 2015.

Employee stock purchase plan

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the December 25, 2016 and December 27, 2015 we issued 28,264 and 21,623 shares, respectively. Under the ESPP, there are 184,325 shares available for future purchase at December 25, 2016.

Share repurchase program

In March 2015, the Board of Directors authorized a program to repurchase up to $1.0 million of the Company's common stock in open market transactions at market prices or otherwise. In April 2015, we repurchased $0.1 million in outstanding shares, representing 24,500 shares. The weighted average purchase price per share was $4.01. Upon receipt, the repurchased shares were retired and restored to authorized but unissued shares of common stock.

Share-based compensation

Share-based compensation of $0.4 million and $0.4 million, was recognized during the years ended December 25, 2016 and December 27, 2015, respectively, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity to reflect the fair value of shares vested.

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001.  No preferred shares are issued or outstanding as of December 25, 2016.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

12. INCOME TAXES

As of and for the fiscal year ended December 27, 2015, the 2015 provision for income taxes (benefit) was reallocated among continuing operations and discontinued operations based upon a revised computation of income tax from continuing operations and a reallocation of the difference to discontinued operations as required by ASC 740. Reallocating the majority of the 2015 tax benefit to discontinued operations is consistent with the split of pretax income (loss), using the same assumptions and estimates originally used to prepare the provisions, and considering that the Bagger Dave's entities were separate legal entities and subsidiaries of the consolidated group. The allocation of income taxes (benefit) for the fiscal year ended December 25, 2016 was determined

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on pretax income and the outcome of a restructuring completed prior to the Spin-Off which effectively triggered a tax status change of the legal entities making up the Bagger Dave's business in a manner which enables the continuing business parent entity to retain the majority of the tax benefits from losses and credits. Following the status change, the Company contributed all of the hard assets and liabilities of the Bagger Dave's entities into a newly formed entity, Bagger Dave's Burger Tavern, Inc., the stock of which was ultimately spun-off to shareholders. The income tax benefit allocated to discontinued operations for 2016 related to benefits generated during the period between the date that the Company contributed the hard assets and liabilities of the Bagger Dave's entities to Bagger Dave's Burger Tavern, Inc. and the date that the Spin-Off was completed. A valuation allowance reserve was deemed necessary for the net deferred tax assets of Bagger Dave's Burger Tavern, Inc., and the resulting deferred tax expense was allocated to continuing operations as required by ASC 740.

The income tax benefit from continuing operations consists of the following components for the fiscal years ended December 25, 2016 and December 27, 2015:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Federal
Current	$19,911	$—
Deferred	(1,823,443)	(80,469)
State
Current	(81,500)	—
Deferred	(385,760)	(3,045)
Income tax benefit	$(2,270,792)	$(83,514)

The benefit for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income loss. The items causing this difference are as follows:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Income tax expense (benefit) at federal statutory rate	$465,207	$(200,728)
State income tax, net of federal benefit	132,740	1,592
Permanent differences	70,206	1,508,666
Tax credits	(1,748,632)	(1,393,044)
Benefit resulting from restructuring	(3,016,513)	—
Change in valuation allowance (Bagger Dave's)	1,826,200	—
Income tax benefit	$(2,270,792)	$(83,514)

For the fiscal year ended December 25, 2016, the Company recorded an expense of $1.8 million relating to Bagger Dave's deferred tax assets that were not expected to be realized. Due to the restructuring involving a tax status change that occurred prior to the Spin-Off, the continuing operations retained tax benefits that were generated by discontinued operations amounting to $3.0 million for the fiscal year ended December 25, 2016.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company expects the deferred tax assets to be fully realizable prior to expiration. Significant components of the Company's deferred income tax assets and liabilities are summarized as follows:

	December 25, 2016	December 27, 2015
Deferred tax assets:
Net operating loss carry-forwards	$11,223,494	$3,315,739
Deferred rent expense	752,897	124,764
Start-up costs	129,152	138,832
Tax credit carry-forwards	6,559,392	4,522,041
Interest rate swaps	481,267	518,589
Sale leaseback deferred gain	629,924	579,600
Share-based compensation	239,925	457,680
Accrued closure liabilities	36,432	31,281
Other	967,812	375,758
Total deferred tax assets	$21,020,295	$10,064,284

Deferred tax liabilities:
Tax depreciation in excess of book	2,366,739	4,486,770
Goodwill amortization in excess of book	2,402,628	1,208,831
Total deferred tax liabilities	4,769,367	5,695,601

Net deferred income tax assets	$16,250,928	$4,368,683

In accordance with the provisions of ASC 740, a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. On December 25, 2016 we completed the Spin-Off of Bagger Dave’s, which had previously generated significant pre-tax losses. After the Spin-Off, the majority of the net deferred tax assets were retained by the Company, which in its continuing operations has a history of profitability and is expected to continue to generate pre-tax income in the future. This expected operating performance combined with the planned opening of additional BWW restaurants will provide future taxable income that will enable the Company to utilize the tax benefits prior to their expirations, which begin in 2028. Management continually reviews the likelihood that deferred tax assets will be realized and the Company recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized. There was no valuation allowance recorded for both fiscal years ended December 25, 2016 and December 27, 2015. While there is no allowance recorded against the deferred tax assets of the continuing operations, the Company incurred a one-time charge against the benefit for income taxes of $1.8 million. This charge is the result of certain deferred tax assets relating to discontinued operations that were determined to be unrealizable by Bagger Dave's and is allocable to continuing operations as required by ASC 740.

The Company expects to use the net operating loss and general business tax credit carryforwards before their 20-year expiration. A significant portion of the net operating loss carry forwards were created in the past three years with expiration dates between 2034 and 2036. As of December 25, 2016 and December 27, 2015, the Company has available federal and state net operating loss carryforwards of approximately $33.0 million and $21.4 million, respectively. Of these amounts, approximately $0.7 million and $0.5 million, respectively, relates to share-based compensation tax deductions in excess of book compensation expense.  Net operating losses relating to such benefits are not included in the table above. General business tax credits of $6.6 million will expire between 2028 and 2037.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes.  There are no amounts recorded on the Company's consolidated financial statements for uncertain positions.  The Company classifies all interest and penalties as income tax expense.  There are no accrued interest amounts or penalties related to uncertain tax positions as of December 25, 2016.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and is subject to U.S. Federal, state, and local income tax examinations for tax years 2012 through 2015.  The Company is currently under IRS exam for the 2014 fiscal year.

13. OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $8.7 million and $7.0 million for the fiscal years ended December 25, 2016 and December 27, 2015, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 25, 2016 are summarized as follows:

Year	Amount
2017	$8,826,295
2018	8,421,826
2019	7,700,606
2020	7,561,189
2021	6,691,348
Thereafter	30,114,850
Total	$69,316,114

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for restaurants under development, with initial or remaining lease terms in excess of one year at December 25, 2016 are summarized as follows:

Year	Amount
2017	$87,500
2018	150,000
2019	150,000
2020	150,000
2021	150,000
Thereafter	2,793,250
Total	$3,480,750

14. COMMITMENTS AND CONTINGENCIES

Refer to Note 5 for a discussion of lease guarantees provided by the Company.

The Company’s ADA requires DRH to open 42 restaurants by April 1, 2021.  As of December 25, 2016, we have opened 29 of the restaurants required by the ADA.  The Company has one additional restaurant under development and is currently in discussion with BWLD with respect to both the timing and desirability of building the remaining 12 restaurants pursuant to the current ADA.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $8.3 million and $7.2 million in royalty expense for the fiscal years ended December 25, 2016 and December 27, 2015, respectively. Advertising fund contribution expenses were $5.5 million and $4.6 million for the fiscal years ended December 25, 2016 and December 27, 2015, respectively.  Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements.  The individual agreements generally require improvements between the fifth and tenth year to meet the most current

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

design model that BWLD has approved.  The modernization costs for a restaurant are expected to range from $0.6 million to $0.8 million depending on an individual restaurant's needs.

In 2016 and 2015, we had a defined contribution 401(k) plan whereby eligible team members could contribute pre-tax wages in accordance with the provisions of the plan. Each year the Company considers a discretionary contribution to the 401(k) plan. For fiscal 2016 and 2015, the discretionary match was 100.0% of 2.0% contributed, which equated to $0.2 million in both years.

In connection with the Spin-Off of Bagger Dave’s, the Company’s Board of Directors approved a cash distribution of $2.0 million to $3.0 million to Bagger Dave’s within twelve months of the transaction date. On December 25, 2016, the Company contributed $2.0 million in cash to Bagger Dave’s as part of the Spin-Off. The additional $1.0 million of funding by the Company would only be considered if deemed necessary, and would only be made if approved by the Company’s lenders.

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

In August 2016, the Company and A Sure Wing, LLC settled a third collective action that was filed on December 18, 2015 against AMC Wings, Inc. and the Company in the U.S. District Court for the Southern District of Illinois by plaintiffs, David, et. al. A Sure Wing, LLC, the seller of the 18 St. Louis BWW restaurants acquired by the Company on June 29, 2015, was also named as a defendant. Plaintiffs primarily alleged that former and current tipped workers at the above-mentioned companies were assigned to perform tasks outside the scope of their tipped positions, in violation of Illinois and federal law. The Company filed an indemnity claim against A Sure Wing, LLC and received a reciprocal indemnity claim from A Sure Wing, LLC.

We believe that the Company’s wage and hour policies comply with the law and that we had meritorious defenses to the substantive claims in each of these matters. However, in light of the potential cost and uncertainty involved, we settled with the plaintiffs from the October 2015 collective actions for $1.9 million plus payroll taxes. A Sure Wing, LLC settled with the plaintiffs in the December 2015 matter and funded the settlement. As a result, the Company released its indemnity claim against A Sure Wing, LLC.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the fiscal years ended December 25, 2016 and December 27, 2015:

	December 25, 2016	December 27, 2015
Income (loss) from continuing operations	$3,639,048	$(506,862)
Loss from discontinued operations	(9,641,529)	(15,685,630)
Net loss	$(6,002,481)	$(16,192,492)

Weighted-average shares outstanding	26,491,549	26,211,669
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,491,549	26,211,669

Earnings per common share from continuing operations	$0.14	$(0.02)
Earnings per common share from discontinued operations	(0.37)	(0.60)
Earnings per common share	$(0.23)	$(0.62)

Earnings per common share - assuming dilution - from continuing operations	0.14	(0.02)
Earnings per common share - assuming dilution - from discontinued operations	(0.37)	(0.60)
Earnings per common share - assuming dilution	$(0.23)	$(0.62)

For the year ended December 25, 2016 and December 27, 2015, 473,391 and 241,124 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

16. SUPPLEMENTAL CASH FLOWS INFORMATION

Cash paid for interest was $5.5 million and $3.1 million during the years ended December 25, 2016 and December 27, 2015, respectively. Cash paid for income taxes was $0.1 million during the years ended December 25, 2016 and December 27, 2015, respectively.

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

As of December 25, 2016 and December 27, 2015, respectively, our financial instruments consisted of cash and cash equivalents; including money market funds, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our lease guarantee liability is determined by calculating the present value of the difference between the estimated rate at which the Company and Bagger Dave’s could borrow money in a duration similar to the underlying lease guarantees. Our lease guarantees are classified as a Level 2 measurement as there is no actively traded market for such instruments.

As of December 25, 2016 and December 27, 2015, our total debt was approximately $121.2 million and $126.3 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 25, 2016 and December 27, 2015, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(1,415,491)	$—	$(1,415,491)
Lease guarantee liability	—	(306,000)	—	(306,000)
Total	$—	$(1,721,491)	$—	$(1,721,491)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 27, 2015:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset / (Liability) Total
Cash equivalents	$2,000,000	$—	$—	$2,000,000
Interest rate swaps	—	(1,525,255)	—	(1,525,255)
Total	$2,000,000	$(1,525,255)	$—	$474,745

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive Loss ("OCL"):

Year Ended December 25, 2016
	Interest Rate Swaps	Investments	Total
Beginning balance	$(1,006,667)	$—	$(1,006,667)
Gain recorded to other comprehensive income	109,764		109,764
Tax benefit (expense)	(37,319)		(37,319)
Other comprehensive income	72,445	—	72,445
Accumulated OCL	$(934,222)	$—	$(934,222)

Year Ended December 27, 2015
	Interest Rate Swaps	Investments	Total
Beginning balance	$(171,352)	$(3,804)	$(175,156)
Gain (loss) recorded to other comprehensive loss	(1,265,783)	5,763	(1,260,020)
Tax benefit (expense)	430,468	(1,959)	428,509
Other comprehensive income (loss)	(835,315)	3,804	(831,511)
Accumulated OCL	$(1,006,667)	$—	$(1,006,667)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Quarters
	March 27, 2016	June 26, 2016	September 25, 2016	December 25, 2016
Revenue	$43,143,252	$40,951,181	$41,625,312	$40,801,180

Operating profit (loss)	3,115,981	1,387,085	1,946,629	854,276

Income (loss) before income taxes	1,710,783	(17,202)	519,205	(844,530)

Net income (loss) from continuing operations	$1,292,429	$234,344	$596,709	$1,515,566

Net income (loss) from discontinued operations	$(862,025)	$(416,770)	$(1,985,834)	$(6,376,900)

Net income (loss)	$430,404	$(182,426)	$(1,389,125)	$(4,861,334)

Basic earnings per share from:
Continuing operations	0.05	0.01	0.02	0.06
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.24)
Basic net loss per share	0.02	(0.01)	(0.05)	(0.18)

Fully diluted earnings per share from:
Continuing operations	0.05	0.01	0.02	0.06
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.24)
Fully diluted net loss per share	0.02	(0.01)	(0.05)	(0.18)

Weighted average number of common shares outstanding
Basic	26,298,034	26,379,065	26,625,615	26,664,409
Diluted	26,298,034	26,379,065	26,625,615	26,664,409

	Fiscal Quarters
	March 29, 2015	June 28, 2015	September 27, 2015	December 27, 2015
Revenue	$31,852,089	$29,610,702	$41,033,963	$42,303,292

Operating profit (loss)	3,115,605	(868,414)	311,877	279,417

Income (loss) before income taxes	2,694,928	(728,452)	(1,498,159)	(1,058,693)

Net income (loss) from continuing operations	1,548,301	(496,127)	(915,059)	(643,977)

Net income (loss) from discontinued operations	(1,285,659)	(2,822,216)	(2,666,476)	(8,911,279)

Net income (loss)	$262,642	$(3,318,343)	$(3,581,535)	$(9,555,256)

Basic earnings per share from:
Continuing operations	$0.06	$(0.02)	$(0.04)	$(0.02)
Discontinued operations	(0.05)	(0.11)	(0.10)	(0.34)
Basic net loss per share	$0.01	$(0.13)	$(0.14)	$(0.36)

Fully diluted earnings per share from:
Continuing operations	$0.06	$(0.02)	$(0.04)	$(0.02)
Discontinued operations	(0.05)	(0.11)	(0.10)	(0.34)
Fully diluted net loss per share	$0.01	$(0.13)	$(0.14)	$(0.36)

Weighted average number of common shares outstanding
Basic	26,149,184	26,151,853	26,251,621	26,294,530
Diluted	26,248,337	26,151,853	26,251,621	26,294,530

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SUBSEQUENT EVENTS

None.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 25, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 25, 2016.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2016. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2016. Refer to the management's report in Item 8 "Consolidated Financial Statements" of this Annual Report.

The Company is not required to have an audit of its internal control over financial reporting. As such, this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plan Information

The following table sets forth information, as of December 25, 2016, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	—	N/A	69,791
Equity compensation plans not approved by security holders [2]	180,000	$2.50	N/A

1 In 2011, our Board of Directors and Stockholders approved the Stock Incentive Plan of 2011 (the “2011 Incentive Plan”) authorizing the grant of equity-based incentives to employees.  The 2011 Incentive Plan permits the grant and award of 750,000 shares of common stock by way of stock options and/or restricted stock.

2 On July 31, 2010, the Company granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options vested ratably over a three-year period and were originally for a term of six years from issuance. On July 28, 2016, the agreement was amended to extend the expiration date of the remaining 180,000 shares to July 31, 2019. The options can be exercised at a price of $2.50 per share.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015

•	Consolidated Statements of Operations for the Fiscal Years Ended December 25, 2016 and December 27, 2015

•	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 25, 2016 and December 27, 2015

•	Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 25, 2016, and December 27, 2015

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2016 and December 27, 2015

•	Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the report of independent registered public accounting firm listed above are contained in Item 8 of this report.

(2) Financial Statement Schedules

Not applicable

(b) Index to Exhibits required by Item 601 of Regulation S-K:

The Exhibit Index following the Signatures Page hereto is incorporated by reference under this item.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2017

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ David G. Burke
David G. Burke
President, Chief Executive Officer, Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David G. Burke	Dated:	March 27, 2017
David G. Burke President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Phyllis A. Knight	Dated:	March 27, 2017
Phyllis A. Knight Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael T. Ansley	Dated:	March 27, 2017
Michael T. Ansley Executive Chairman of the Board of Directors

/s/ Jay Alan Dusenberry	Dated:	March 27, 2017
Jay Alan Dusenberry Director

/s/ David Ligotti	Dated:	March 27, 2017
David Ligotti Director

/s/ Gregory J. Stevens	Dated:	March 27, 2017
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated:	March 27, 2017
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated:	March 27, 2017
Philip Friedman Director

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.7	Asset Purchase Agreement dated May 13, 2015 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed August 19, 2015)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed August 29, 2012)

3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Form 8-K filed October 31, 2012)

3.4	Second Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Form 8-K filed July 29, 2016)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)

10.1
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed November 12, 2010)

10.2	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to Exhibit 10.12 of our Form 10-Q filed November 12, 2010)

10.3	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.4	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)

10.5	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 5, 2010)*

10.6	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*

10.7	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*

10.8	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014

10.9	Amendment to Area Development Agreement, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 19, 2015)

10.10	Credit Agreement dated June 29, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015)

10.11	Employment Agreement between Diversified Restaurant Holdings, Inc. and David G. Burke, dated May 19, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 24, 2016)

10.12	Form of Second Amendment to the Diversified Restaurant Holdings, Inc. Stock Option Agreement of 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 29, 2016)

10.13	Employment Agreement between Diversified Restaurant Holdings, Inc. and Phyllis A. Knight, dated October 20, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 24, 2016)

10.14	Transition Services Agreement, dated as of December 23, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 29, 2016)

10.15	Amendment No. 4 to Credit Agreement and Limited Consent, dated as of December 23, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 29, 2016)

21	Subsidiaries of Diversified Restaurant Holdings, Inc.

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Management contract or compensatory plan