Form 10-Q
period 2017-03-26
Diversified Restaurant Holdings, Inc.
filed 2017-05-05
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[ X ]
		Emerging growth company	[ ]
        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,669,347 shares of $.0001 par value common stock outstanding as of May 4, 2017.

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 26, 2017	December 25, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$5,382,263	$4,021,126
Accounts receivable	88,456	276,238
Inventory	1,631,565	1,700,604
Prepaid and other assets	992,732	1,305,936
Total current assets	8,095,016	7,303,904

Deferred income taxes	16,410,956	16,250,928
Property and equipment, net	54,817,201	56,630,031
Intangible assets, net	2,586,563	2,666,364
Goodwill	50,097,081	50,097,081
Other long-term assets	231,455	233,539
Total assets	$132,238,272	$133,181,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,121,332	$3,995,846
Accrued compensation	1,980,366	2,803,549
Other accrued liabilities	2,893,239	2,642,269
Current portion of long-term debt	11,313,759	11,307,819
Current portion of deferred rent	194,206	194,206
Total current liabilities	20,502,902	20,943,689

Deferred rent, less current portion	2,043,552	2,020,199
Unfavorable operating leases	571,171	591,247
Other long-term liabilities	3,570,054	3,859,231
Long-term debt, less current portion	108,263,169	109,878,201
Total liabilities	134,950,848	137,292,567

Commitments and contingencies (Notes 3, 11 and 12)

Stockholders' deficit
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,636,346 and 26,632,222, respectively, issued and outstanding	2,611	2,610
Additional paid-in capital	21,489,849	21,355,270
Accumulated other comprehensive loss	(769,778)	(934,222)
Accumulated deficit	(23,435,258)	(24,534,378)
Total stockholders' deficit	(2,712,576)	(4,110,720)

Total liabilities and stockholders' deficit	$132,238,272	$133,181,847
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 26, 2017	March 27, 2016
Revenue	$44,337,964	$43,143,252

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	13,038,426	12,059,759
Compensation costs	10,965,530	10,520,246
Occupancy costs	2,893,852	2,766,459
Other operating costs	9,029,876	8,573,747
General and administrative expenses	2,356,966	2,174,291
Pre-opening costs	31,370	123,443
Depreciation and amortization	3,633,254	3,762,102
Loss on asset disposal	22,059	47,224
Total operating expenses	41,971,333	40,027,271

Operating profit	2,366,631	3,115,981

Interest expense	(1,575,954)	(1,444,940)
Other income, net	27,167	39,742

Income from continuing operations before income taxes	817,844	1,710,783
Income tax expense	(22,264)	(418,354)
Income from continuing operations	795,580	1,292,429

Discontinued operations
Income (loss) from discontinued operations before income taxes	36,535	(1,423,704)
Income tax (expense) benefit of discontinued operations	(995)	561,679
Income (loss) from discontinued operations	35,540	(862,025)

Net Income	$831,120	$430,404

Basic earnings (loss) per share from:
Continuing operations	$0.03	$0.05
Discontinued operations	—	(0.03)
Basic net earnings per share	$0.03	$0.02

Diluted earnings (loss) per share from:
Continuing operations	$0.03	$0.05
Discontinued operations	—	(0.03)
Diluted net earnings per share	$0.03	$0.02

Weighted average number of common shares outstanding
Basic	26,629,974	26,298,034
Diluted	26,629,974	26,298,034
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 26, 2017	March 27, 2016

Net Income	$831,120	$430,404

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of ($84,714) and $540,296, respectively	164,444	(1,048,810)
Total other comprehensive income (loss)	164,444	(1,048,810)

Comprehensive income (loss)	$995,564	$(618,406)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances - December 27, 2015	26,298,725	$2,597	$36,136,319	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	3,500	—	—	—	—	—

Forfeitures of restricted shares	(10,766)	—	—	—	—	—

Employee stock purchase plan	5,609	1	10,706	—	—	10,707

Share-based compensation	—	—	97,426	—	—	97,426

Other comprehensive loss	—	—	—	(1,048,810)	—	(1,048,810)

Net income from continuing operations	—	—	—	—	1,292,429	1,292,429

Net loss from discontinued operations	—	—	—	—	(862,025)	(862,025)

Balances - March 27, 2016	26,297,068	$2,598	$36,244,451	$(2,055,477)	$(18,101,493)	$16,090,079

Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)

Forfeitures of restricted shares	(1,000)	—	—	—	—	—

Employee stock purchase plan	5,124	1	11,497	—	—	11,498

Share-based compensation	—	—	123,082	—	—	123,082

Other comprehensive income	—	—	—	164,444	—	164,444

Adoption of ASU 2016-09 (Note 1)	—	—	—	—	268,000	268,000

Net income from continuing operations	—	—	—	—	795,580	795,580

Net income from discontinued operations	—	—	—	—	35,540	35,540

Balances - March 26, 2017	26,636,346	$2,611	$21,489,849	$(769,778)	$(23,435,258)	$(2,712,576)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities
Net income	$831,120	$430,404
Net income (loss) from discontinued operations	35,540	(862,025)
Net income from continuing operations	795,580	1,292,429
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,633,254	3,762,102
Amortization of debt discount and loan fees	52,443	50,880
Amortization of gain on sale-leaseback	(34,794)	(39,301)
Impairment and loss on asset disposals	22,059	47,224
Share-based compensation	123,082	97,426
Deferred income taxes	23,259	317,225
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	187,782	(309,327)
Inventory	69,039	(13,670)
Prepaid and other assets	313,204	240,947
Intangible assets	(18,915)	46,107
Other long-term assets	2,084	(8,792)
Accounts payable	(208,157)	(289,041)
Accrued liabilities	(577,438)	(942,775)
Deferred rent	23,353	24,124
Net cash provided by operating activities of continuing operations	4,405,835	4,275,558
Net cash provided by (used in) operating activities of discontinued operations	35,540	(1,163,832)
Net cash provided by operating activities	4,441,375	3,111,726

Cash flows from investing activities
Purchases of property and equipment	(1,430,201)	(6,405,269)
Net cash used in investing activities of continuing operations	(1,430,201)	(6,405,269)
Net cash used in investing activities of discontinued operations	—	(1,101,142)
Net cash used in investing activities	(1,430,201)	(7,506,411)

Cash flows from financing activities
Proceeds from issuance of long-term debt	1,217,621	3,311,231
Repayments of long-term debt	(2,879,156)	(7,500,000)
Proceeds from employee stock purchase plan	11,498	10,707
Net cash used in financing activities	(1,650,037)	(4,178,062)

Net increase (decrease) in cash and cash equivalents	1,361,137	(8,572,747)

Cash and cash equivalents, beginning of period	4,021,126	13,499,890

Cash and cash equivalents, end of period	$5,382,263	$4,927,143

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

DRH currently operates 64 DRH-owned BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We have an area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. ("BWLD") under which we have opened 29 restaurants out of a total required of 42 by 2021. We have one additional restaurant in process and are in discussions with BWLD regarding the remaining 12 restaurants. We may continue to open new restaurants but at a potentially lower number over a longer period of time under an amended ADA.

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). See Note 2 for additional details.

Principles of Consolidation

The consolidated financial statements as of March 26, 2017 and December 25, 2016, and for the three-month periods ended March 26, 2017 and March 27, 2016, have been prepared by DRH pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of March 26, 2017 and for the three-month periods ended March 26, 2017 and March 27, 2016 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 25, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016, which is included in Item 8 in the Fiscal 2016 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month periods ended March 26, 2017 and March 27, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

For Variable Interest Entities ("VIE(s)"), we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of VIEs. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. See Note 3 to the accompanying notes to the consolidated financial statements for more details.

Segment Reporting

Since December 25, 2016, as a result of the Spin-Off of Bagger Dave’s as further described in Note 2 to the consolidated financial statements, the Company has one operating and reportable segment.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both March 26, 2017 and December 25, 2016, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which, due to the Spin-Off of Bagger Dave's on December 25, 2016, represents the Company's only reporting unit.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses goodwill for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.

ASC Topic 350-20, Intangibles - Goodwill and Other, gives companies the option to perform a one-step (Step zero) qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the first and second steps of the goodwill impairment test would be necessary. Conversely, if we do not make this determination, further action would not be required.

As of December 25, 2016, as a result of step zero of the qualitative assessment, the Company has concluded that its goodwill is recoverable. At March 26, 2017, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During the three-month periods ended March 26, 2017 and March 27, 2016, no impairment was recognized.

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

Liquor licenses, if transferable, are deemed to have an indefinite life and are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment charge is recorded. No impairments were recognized for the three months ended March 26, 2017 or fiscal year ended December 25, 2016.

Concentration Risks

Approximately 78% and 79% of the Company's continuing revenue for the three months ended March 26, 2017 and March 27, 2016, respectively, were generated from food and beverage sales from restaurants located in the Midwest region. The remaining 22% and 21% of the Company's continuing revenue for the three months ended March 26, 2017 and March 27, 2016, respectively, were generated from food and beverage sales from restaurants located in Florida.

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

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) and other banks to fix interest rates on a portion of the Company’s portfolio of variable rate debt, which reduces exposure to interest rate fluctuations. Our derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge would be recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified wording and removes step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill test. We do not expect the standard will have a significant impact.  ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. DRH has not adopted this standard as of March 26, 2017.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Most recent updates to the standard delay the required adoption by one year, now effective for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of our pending adoption of ASU 2014-09, although based on the nature of our business we do not expect the standard will have a significant impact on our consolidated financial statements.

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

Effective December 26, 2016, the Company adopted the accounting guidance contained within ASU 2016-09. As a result, the Company recorded a deferred tax asset and retained earnings increase of $268,000 to recognize the Company's excess tax benefits that existed as of December 25, 2016, on the Consolidated Balance Sheet.

2.     DISCONTINUED OPERATIONS

Spin-Off of Bagger Dave's

On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave's business. Pursuant to this plan, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities, into Bagger Dave's Burger Tavern, Inc., a newly created Nevada company, which was then spun-off into a stand-alone company. AMC Burgers, Inc. owns and operates all of the Bagger Dave's Burger Tavern® restaurants and the real estate entities held certain real estate related to the restaurants before the real estate was sold in 2014 and 2015. In connection with the Spin-Off, DRH contributed certain assets, liabilities and employees currently related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity of Bagger Dave's. The Spin-Off was effected on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave's to DRH holders of record on December 19, 2016.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DRH decided to spin-off Bagger Dave's after considering all reasonable strategic and structural alternatives because of the disparity between the operating models of its two brands, BWW as franchisee, and Bagger Dave's as an owned concept. The management teams of Bagger Dave's and DRH agreed that the nature of the two concepts varied greatly, and that each will be more valuable and operate more effectively independently of one another. Bagger Dave's is a concept developed by the management team of DRH. In contrast to operating a franchised concept like BWW, it has no development restrictions and the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offering and improve its operational model in an effort to better align with guest expectations. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave's but not necessary for a BWW franchisee since these functions are managed by the franchisor. Additionally, as a start-up brand, Bagger Dave's has both higher risk and higher growth potential while BWW, being a mature brand and as a franchisee, has more limited organic growth potential due to the status of its existing market penetration and the need to obtain development rights from the franchisor.

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

Information related to Bagger Dave's has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the three-month period ended March 27, 2016 have been presented as discontinued operations. Additionally, all activity related to the discontinued operation at the Company is presented as discontinued operations for the three-month period ended March 26, 2017.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the three-month periods ended March 26, 2017 and March 27, 2016 have been presented separately on the face of the cash flow statement. The Bagger Dave's cash flows from financing activities for these years have not been separately reported on the consolidated statements of cash flows since there was only one financing function for both entities.

The following are major classes of line items constituting pre-tax loss from discontinued operations:

	Three Months Ended
	March 26, 2017	March 27, 2016
Revenue	$—	$5,269,547
Restaurant operating and closure related costs (exclusive of depreciation and amortization)	66,693	(5,496,874)
General and administrative expenses	(30,158)	(488,467)
Depreciation and amortization	—	(545,615)
Pre-opening costs	—	(148,921)
Other income	—	5,530
Impairment and loss on asset disposals	—	(18,904)
Income (Loss) from discontinued operations before income taxes	36,535	(1,423,704)
Income tax (expense) benefit	(995)	561,679

Total income (loss) from discontinued operations	$35,540	$(862,025)

The operating results of the discontinued operations include only direct expenses incurred by Bagger Dave’s. Interest expense was not allocated to discontinued operations because the Company’s debt under the $155 million secured credit facility remained with the Company.

Prior to the Spin-Off, Bagger Dave's was a reportable segment of the Company. Following the Spin-Off, there were no assets or liabilities remaining from the Bagger Dave's operations as of December 25, 2016. See Note 3 for a discussion of involvement the Company will continue to have with Bagger Dave's after the Spin-Off.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

After the Spin-Off of Bagger Dave’s and the related discontinuation of its operations described in Note 2, the Company remains involved with certain activities that result in Bagger Dave’s being considered a VIE. This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although three of the Company’s executive officers are currently also on Bagger Dave’s board, there are no agreements in place that require these executive officers to vote in the interests of the Company. In other words, these executive officers do not represent the Company in their capacity as Bagger Dave’s directors. Furthermore, they remain on the board of Bagger Dave’s so long as the shareholders annually elect them. At any time, these board members can be replaced by a vote of the Bagger Dave’s shareholders. As a result, the Company does not consolidate the VIE.

Lease Guarantees

At March 26, 2017, the Company is a guarantor for 18 leases, two of which now relate to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

In accordance with ASC 460, Guarantees, the Company evaluated its liability from the Bagger Dave's lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability in the amount of $0.3 million as of December 25, 2016, which is included in other liabilities on the Consolidated Balance Sheet as of March 26, 2017 and December 25, 2016. No liability had previously been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of March 26, 2017 and December 25, 2016, no loss exposure under the guarantees was probable because, among other things, each of the Bagger Dave's restaurants subject to the leases is either currently operating or the lease has been assigned or sublet to another tenant who is responsible for, and making, the lease payments.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $9.5 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of March 26, 2017.  The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term.  These expiration dates range from less than 2 months to 13 years as of March 26, 2017.  In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because we would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space.  In many cases, a replacement tenant can be found and the lessor could agree to release the Company from its future guarantee obligation. During 2015, 11 Bagger Dave’s locations were closed, 9 of which had DRH lease guarantees. Of the 9 guaranteed leases, new tenants were found to step into the Company’s obligations for 5 locations in 3 to 14 months from the date of closure, 3 guarantees expired or were terminated, and 1 remains an obligation of the Company. In reaching our conclusion, we also considered the following:

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

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of March 26, 2017:

Location of lease	Status of location	Guarantee expiry date	Liability recognized on balance sheet	Future guaranteed lease payments
Grandville, MI	Closed	05/12/17	$893	$10,436
Holland, MI	Closed	10/09/17	2,101	45,000
Bloomfield, MI	Open	01/14/18	2,787	68,333
Shelby Township, MI	Open	01/31/18	2,622	64,823
West Chester Township, OH	Open	02/01/18	2,866	70,833
Woodhaven, MI	Open	11/30/18	4,426	123,667
Traverse City, MI	Open	01/31/19	5,887	166,667
Fort Wayne, IN	Open	01/31/19	5,424	153,485
Grand Blanc, MI	Open	01/31/20	6,759	199,667
Centerville, OH	Open	11/30/20	13,293	399,871
Chesterfield Township, MI	Open	12/31/20	8,092	243,750
E. Lansing, MI	Open	09/10/21	2,334	75,000
Birch Run, MI	Open	12/31/24	23,557	734,663
Berkley, MI	Open	06/08/29	32,532	1,026,720
Cascade Township, MI	Open	06/08/29	29,856	942,264
Avon, IN	Closed	06/30/29	48,658	1,535,664
Greenwood, IN	Closed	06/30/29	50,372	1,589,760
Canton, MI	Open	06/30/30	63,541	2,018,100
Totals			$306,000	$9,468,703

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	March 26, 2017	December 25, 2016
Equipment	29,506,649	29,426,476
Furniture and fixtures	7,267,527	7,275,923
Leasehold improvements	63,501,105	63,449,082
Restaurant construction in progress	1,708,861	94,595
Total	101,984,142	100,246,076
Less accumulated depreciation	(47,166,941)	(43,616,045)
Property and equipment, net	$54,817,201	$56,630,031

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 26, 2017	December 25, 2016
Amortized intangible assets
Franchise fees	$1,290,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	368,083	368,083
Total	2,089,129	2,089,129
Less accumulated amortization	(766,818)	(718,517)
Amortized intangible assets, net	1,322,311	1,370,612

Unamortized intangible assets
Liquor licenses	1,264,252	1,295,752
Total intangible assets, net	$2,586,563	$2,666,364

Amortization expense for the three-month periods ended March 26, 2017 and March 27, 2016 was $21,230 and $22,790, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 8.3 years at March 26, 2017.

6.           RELATED PARTY TRANSACTIONS

Fees for accounting support services were paid to an entity owned by a member of the DRH board of directors and a stockholder of the Company. Fees paid during the three months ended March 26, 2017 and March 27, 2016 were $8,300 and $41,682, respectively. DRH has a liability to Bagger Dave's for expenses paid on behalf of DRH in the amount of $424,089 as of March 26, 2017, which is included in Other Accrued Liabilities on the Consolidated Balance Sheet.

7.    OTHER ACCRUED LIABILITES

	March 26, 2017	December 25, 2016
Sales tax payable	$881,052	$816,215
Accrued interest	547,275	442,976
Accrued royalty fees	161,158	144,727
Accrued property taxes	594,105	490,809
Related party payable	424,089	—
Other	285,560	747,542
Total other accrued liabilities	$2,893,239	$2,642,269

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	March 26, 2017	December 25, 2016
$120.0 million term loan - the rate at March 26, 2017 and December 25, 2016 was 4.29% and 4.12%, respectively.	$97,198,617	$99,698,616

$30.0 million development line of credit, converted to $18.2 million facility term loan in December 2016 - the rate at March 26, 2017 and December 25, 2016 was 4.29% and 4.21%, respectively.	17,820,320	18,199,476

$5.0 million revolving line of credit - the rate at March 26, 2017 and December 25, 2016 was 6.50% and 6.25%, respectively.	4,000,000	4,000,000

$5.0 million development line of credit - the rate at March 26, 2017 was 4.36%.	1,217,621	—

Unamortized discount and debt issuance costs	(659,630)	(712,072)

Total debt	119,576,928	121,186,020

Less current portion	(11,313,759)	(11,307,819)

Long-term debt, net of current portion	$108,263,169	$109,878,201

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “June 2015 Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million, subsequently amended to $23.0 million (see amendment details immediately following this paragraph) development line of credit (the “June 2015 DLOC”) and a $5.0 million (see amendment details immediately following this paragraph) revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to refinance an acquisition occurring in second quarter 2015. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a period of five years.

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $833,333 on the June 2015 Term Loan and $126,385 on the DF Term Loan, plus accrued interest. The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan and the DF Term Loan is due and payable on the maturity date of June 29, 2020. The June 2015 DLOC is for a term of two years and is subject to certain limitations relative to actual development costs. Once the DLOC is fully drawn, outstanding balances convert into a term note based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year straight-line amortization schedule, plus interest, through maturity on June 29, 2020. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12-year amortization period with final payment due June 29, 2020. The June 2015 RLOC, which is subject to certain usage restrictions during each annual period, is for a term of five years.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represents legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount and debt issuance cost related to term debt, net of accumulated amortization totaled $659,630 and $712,072 at March 26, 2017 and December 25, 2016, respectively. The unamortized portion of capitalized debt issuance costs related to the DLOC and RLOC totaled $223,010 and $244,336 at March 26, 2017 and December 25, 2016, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended March 26, 2017 and March 27, 2016, interest expense was $1.6 million and $1.4 million, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. As of March 26, 2017, the Company is in compliance with the loan covenants.

At March 26, 2017, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. See Note 1 and Note 15 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			March 26, 2017
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$4,761,905	$—	$7,619
October 2012	0.9%	October 2017	2,142,857	1,611	—
July 2013	1.4%	April 2018	3,904,762	—	8,019
May 2014	1.5%	April 2018	8,750,000	—	31,099
January 2015	1.8%	December 2019	21,261,905	—	181,790
August 2015	2.3%	June 2020	39,226,322	—	939,417
Total			$80,047,751	$1,611	$1,167,944

			December 25, 2016
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$5,333,333	$—	$21,037
October 2012	0.9%	October 2017	2,357,143	—	723
July 2013	1.4%	April 2018	4,761,905	—	18,949
May 2014	1.5%	April 2018	9,285,714	—	58,359
January 2015	1.8%	December 2019	21,119,048	—	271,144
August 2015	2.3%	June 2020	49,696,875	—	1,045,279
Total			$92,554,018	$—	$1,415,491

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.            SHARE-BASED COMPENSATION

Restricted share awards

For the three months ended March 26, 2017, no restricted shares were issued and for the three months ended March 27, 2016, restricted shares were issued to certain team members at a weighted-average grant date fair value of $2.66. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Compensation Committee. Unrecognized share-based compensation expense of $414,793 at March 26, 2017 will be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares vested during the three-month periods ended March 26, 2017 and March 27, 2016, was $0 and $59,631, respectively.  Under the Stock Incentive Plan, there are 70,791 shares available for future awards at March 26, 2017.

The following table presents the restricted shares transactions during the three-month period ended March 26, 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	—
Vested	—
Vested shares tax portion	—
Expired/Forfeited	(1,000)
Unvested, March 26, 2017	472,391

The following table presents the restricted shares transactions during the three-month period ended March 27, 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	3,500
Vested	(30,945)
Expired/Forfeited	(10,766)
Unvested, March 27, 2016	202,913

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and originally expired six years from issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At March 26, 2017, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both March 26, 2017 and March 27, 2016.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the three months ended March 26, 2017 and March 27, 2016, the Company issued 5,124 and 5,609 shares, respectively. Under the ESPP, there are 179,201 shares available for future purchase at March 26, 2017.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

Share-based compensation of $0.1 million and $0.1 million was recognized during the three-month periods ended March 26, 2017 and March 27, 2016, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity (Deficit) to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of March 26, 2017. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

10.           INCOME TAXES

The effective income tax rate for continuing operations for the three-month periods ended March 26, 2017 and March 27, 2016 was 2.7% and 24.5%, respectively. The change in the effective income tax rate for March 26, 2017 compared with March 27, 2016 was primarily attributable to the decrease in income before income taxes.

11.           OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.2 million for both three-month periods ended March 26, 2017 and March 27, 2016.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 26, 2017 are summarized as follows:

Year	Amount
Remainder of 2017	$6,672,071
2018	8,597,826
2019	7,876,606
2020	7,780,028
2021	6,970,160
Thereafter	30,609,163
Total	$68,505,854

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA with BWLD calls for it to open 42 restaurants by April 1, 2021. As of March 26, 2017 we have opened 29 restaurants under the ADA and have one additional restaurant under development. We are currently in discussions with BWLD with respect to both the timing and desirability of building the remaining 12 restaurants pursuant to the current ADA. If the ADA is not renegotiated, the Company may choose not to build some, or all of the remaining 12 locations in exchange for a fee of $50,000 for each unbuilt unit.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (between 3.00% and 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.50% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $2.2 million in royalty expense for both three-month periods ended March 26, 2017 and March 27, 2016. Advertising fund contribution and advertising cooperative expenses were $1.4 million for both three-month periods ended March 26, 2017 and March 27, 2016. Amounts are recorded in Other Operating Costs on the Consolidated Statement of Operations.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved. The modernization costs for a restaurant can range from approximately $450,000 to $850,000 depending on an individual restaurant's needs.

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

Refer to Note 3 for a discussion of lease guarantees provided by the Company.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 26, 2017 and March 27, 2016:

	Three Months Ended
	March 26, 2017	March 27, 2016
Income from continuing operations	$795,580	$1,292,429
Income (loss) from discontinued operations	35,540	(862,025)
Net income	$831,120	$430,404

Weighted-average shares outstanding	26,629,974	26,298,034
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,629,974	26,298,034

Earnings per common share from continuing operations	$0.03	$0.05
Earnings per common share from discontinued operations	—	(0.03)
Earnings per common share	$0.03	$0.02

Earnings per common share - assuming dilution - from continuing operations	0.03	0.05
Earnings per common share - assuming dilution - from discontinued operations	—	(0.03)
Earnings per common share - assuming dilution	$0.03	$0.02

During the three-month periods ended March 26, 2017 and March 27, 2016, 472,392 and 202,913 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

14.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.4 million during both three-month periods ended March 26, 2017 and March 27, 2016.

Cash paid for income taxes was $0 during both three-month periods ended March 26, 2017 and March 27, 2016.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of March 26, 2017 and March 27, 2016, was $0.4 million and $1.8 million, respectively.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 26, 2017 and December 25, 2016, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of March 26, 2017 and December 25, 2016, our total debt was approximately $119.6 million and $121.2 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three months ended March 26, 2017 and March 27, 2016.

The following table presents the fair values for those liabilities measured on a recurring basis as of March 26, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Liability Total
Interest rate swaps	$—	$(1,166,333)	$—	$(1,166,333)
Lease guarantee liability	—	(306,000)	—	(306,000)
Total	$—	$(1,472,333)	$—	$(1,472,333)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Liability Total
Interest rate swaps	$—	$(1,415,491)	$—	$(1,415,491)
Lease guarantee liability	—	(306,000)	—	(306,000)
Total	$—	$(1,721,491)	$—	$(1,721,491)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss):

	Three Months Ended March 26, 2017	Three Months Ended March 27, 2016
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(934,222)	$(1,006,667)
Gain (loss) recorded to other comprehensive income	249,158	(1,589,106)
Tax benefit (expense)	(84,714)	540,296
Other comprehensive income (loss)	164,444	(1,048,810)

Accumulated OCL	$(769,778)	$(2,055,477)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K for the fiscal year ended December 25, 2016. Information included in this discussion and analysis includes commentary on company-owned restaurants, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing the Buffalo Wild Wings® Grill & Bar (“BWW”) concept. However, same store sales information does not represent sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. and its wholly-owned subsidiaries (“DRH” or the "Company") is a single-concept restaurant company operating 64 BWW franchised restaurants. As the largest franchisee of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. As of March 26, 2017, we had 64 restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We will continue to grow our restaurant base under our current ADA, but likely will have fewer new restaurant openings than previously agreed. We believe our historical track record of acquiring and integrating restaurants provides us with additional future growth opportunities and we will seek to take advantage of strategic acquisitions that may be available in the marketplace.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2013 through 2016.

	2017 (estimate)	2016	2015	2014	2013

Restaurants open at the beginning of year	64	62	42	36	33

Openings/closures:
New restaurant openings	1	2	3	3	3
Restaurant acquisitions	—	—	18	3	—
Restaurant closures	—	—	(1)	—	—
Total restaurants open at the end of the year	65	64	62	42	36

RESULTS OF OPERATIONS

For the three-month period ended March 26, 2017 ("First Quarter 2017"), revenue was generated from the operations of 64 restaurants. For the three-month period ended March 27, 2016 ("First Quarter 2016"), revenue was generated from the operations of 62 restaurants. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant's comparable sales in the first full month after the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 61 and 56 restaurants at March 26, 2017 and March 27, 2016, respectively.

Results of Operations for the Three Months Ended March 26, 2017 and March 27, 2016

	Three Months Ended
	March 26, 2017	March 27, 2016
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.4%	28.0%
Compensation costs	24.7%	24.4%
Occupancy costs	6.5%	6.4%
Other operating costs	20.4%	19.9%
General and administrative expenses	5.3%	5.0%
Pre-opening costs	0.1%	0.3%
Depreciation and amortization	8.2%	8.7%
Loss on asset disposal	—%	0.1%
Total operating expenses	94.6%	92.8%

Operating profit	5.4%	7.2%

Interest expense	(3.6)%	(3.3)%
Other income, net	0.1%	0.1%

Income from continuing operations before income taxes	1.9%	4.0%

Income tax expense	(0.1)%	(1.0)%

Income from continuing operations	1.8%	3.0%

Income (loss) from discontinued operations before income taxes	0.1%	(3.3)%
Income tax (expense) benefit of discontinued operations	—%	1.3%
Income (loss) from discontinued operations	0.1%	(2.0)%

Net Income	1.9%	1.0%

Revenue for First Quarter 2017 was $44.3 million, an increase of $1.2 million, or 2.8%, over $43.1 million of revenue generated during First Quarter 2016. The increase was driven by two new restaurants opening in the Second Quarter of 2016, offset by a decrease in same-store sales of 0.3%.

Food, beverage, and packaging costs increased by $0.9 million, or 8.1%, to $13.0 million in First Quarter 2017 from $12.1 million in First Quarter 2016 due to the increase in the number of restaurants operating in 2017. Food, beverage, and packaging costs as a percentage of revenue increased to 29.4% in First Quarter 2017 from 28.0% in First Quarter 2016 primarily due to commodity cost inflation and an increase in promotional activity. Average cost per pound for bone-in chicken wings, our most significant input cost, increased to $2.02 in First Quarter 2017 compared with $1.92 in First Quarter 2016.

Compensation costs increased by $0.5 million, or 4.2%, to $11.0 million in First Quarter 2017 from $10.5 million in First Quarter 2016. The increase was primarily due to the increased number of restaurants operating in 2017. Compensation costs as a percentage of sales increased to 24.7% in First Quarter 2017 from 24.4% in First Quarter 2016 due to higher average hourly wages and labor overhead expense.

Occupancy costs increased $0.1 million, or 4.6%, to $2.9 million in First Quarter 2017 from $2.8 million in First Quarter 2016 due to the increased number of restaurants operating in 2017. Occupancy as a percentage of sales remained relatively flat at 6.5% in First Quarter 2017 compared with 6.4% First Quarter 2016.

Other operating costs increased $0.4 million, or 5.3%, to $9.0 million in First Quarter 2017 from $8.6 million in First Quarter 2016 due to the increased number of restaurants operating in 2017. Other operating costs as a percentage of sales increased to 20.4% in First Quarter 2017 from 19.9% in First Quarter 2016, primarily due to an increase in technology expenses.

General and administrative expenses increased $0.2 million, or 8.4%, to $2.4 million in First Quarter 2017 from $2.2 million in First Quarter 2016.  This increase was primarily due an increase in corporate wage and marketing expenses. General and administrative expenses as a percentage of sales increased to 5.3% in First Quarter 2017 from 5.0% in First Quarter 2016.

Pre-opening costs decreased $0.1 million, or 74.6%, to $31,370 in First Quarter 2017 from $0.1 million in First Quarter 2016. We are not opening a new restaurant until the Third Quarter 2017 and opened two new restaurants in the Second Quarter 2016. Pre-opening costs as a percentage of sales decreased to 0.1% in First Quarter 2017 from 0.3% in First Quarter 2016.

Depreciation and amortization decreased by $0.2 million, or 3.4%, to $3.6 million in First Quarter 2017 from $3.8 million in First Quarter 2016. This decrease was primarily due to fixed asset disposals partially offset by the addition of two new restaurants opened in the Second Quarter of 2016.  Depreciation and amortization as a percentage of sales decreased to 8.2% in First Quarter 2017 from 8.7% in First Quarter 2016.

INTEREST AND TAXES

Interest expense was $1.6 million and $1.4 million during First Quarter 2017 and First Quarter 2016, respectively. The increase was primarily due to increased debt resulting from building new restaurants in fiscal 2016.

For First Quarter 2017, DRH had an income tax expense of $22,264 compared to First Quarter 2016 income tax expense of $0.4 million. The decrease in the income tax expense was primarily related to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “June 2015 Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million, subsequently amended to $23.0 million (see amendment details immediately following this paragraph) development line of credit (the “June 2015 DLOC”) and a $5.0 million (see amendment details immediately following this paragraph) revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to finance an acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a period of five years.

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments totaling $833,333 on the June 2015 Term Loan and $126,385 on the DF Term Loan, plus accrued interest. The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan and the DF Term Loan is due and payable on the maturity date of June 29, 2020. Availability under the June 2015 DLOC is subject to certain limitations relative to actual development costs, and outstanding balances convert into an additional DF Term Loan based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year, straight-line amortization schedule, plus interest, through maturity on June 29, 2020. There were no balances outstanding under the June 2015 DLOC at December 25, 2016. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12 amortization period with final payment due June 29, 2020. The June 2015 RLOC is for a term of five years.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The current debt agreement contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a minimum required debt service coverage ratio and a maximum permitted lease adjusted leverage ratio. As of March 26, 2017, the Company was in compliance with the loan covenants.

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

Cash flow from continuing operations for First Quarter 2017 was $4.4 million compared with $4.3 million for First Quarter 2016. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2017, capital expenditures are anticipated to be between $5.0 million and $6.0 million. We plan to use the capital as follows: approximately 50.0% for new restaurant openings and the remaining 50.0% for restaurant remodels, upgrades and other general corporate purposes. Any excess cash from operations will be used to accelerate pay down of our debt.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades have ranged from approximately $50,000 (for minor interior refreshes) to approximately $1.3 million (for a full remodel of the restaurant). We target remodels of $0.6 million to $0.7 million to upgrade a typical BWW restaurant to the new Stadia design. The Company's strategy is to fully remodel existing BWW restaurants to the Stadia design at time of scheduled refresh or remodel typically within seven years or less of opening.

Mandatory Upgrades

In fiscal year 2017, we will invest in two mandatory remodels of existing BWW restaurants. These will primarily be funded through cash from operations, supplemented by drawing off our development line of credit.

Discretionary Upgrades and Relocations

In fiscal year 2017, the Company plans to invest additional capital to provide minor upgrades to a number of its existing locations, all of which we expect to fund with cash from operations. These improvements will primarily consist of refreshing interior building finishes audio/visual equipment upgrades, and patio upgrades. In fiscal year 2017, we do not have any planned relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 42 BWW restaurants within its designated development territory by April 1, 2021. As of March 26, 2017, 29 of the required 42 restaurants under the ADA had been opened for business. We have one additional restaurant in process and are in discussions with BWLD regarding the remaining 12 restaurants required by 2021. The Company may continue to open new locations, but at a lower number over a longer period of time, under an amended ADA.

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 18 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $9.5 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 2 months to 13 years as of March 26, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, a replacement tenant can be found and the lessor could agree to release the Company from its future guarantee obligation. During 2015, 11 Bagger Dave’s locations were closed, 9 of which had DRH lease guarantees. Of the 9 guaranteed leases, new tenants were found to step into the Company’s obligations for 5 locations in 3 to 14 months from the date of closure, 3 guarantees expired or were terminated, and 1 remains an obligation of the Company.

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

Impact of New Accounting Standards

See Note 1, "Nature of Business and Summary of Significant Accounting Policies" included in Part 1, Item 1, "Notes to Interim Consolidated Financial Statements," of this Quarterly Report.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of March 26, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 26, 2017.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	May 5, 2017	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
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

10.1
Transition Services Agreement, dated as of December 23, 2016 (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2016, and incorporated herein by this reference).

10.2
Amendment No. 4 to Credit Agreement and Limited Consent, dated as of December 23, 2016 (filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2016, and incorporated herein by this reference).

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