Form 10-Q
period 2017-08-04
Diversified Restaurant Holdings, Inc.
filed 2017-08-04
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,673,471 shares of $.0001 par value common stock outstanding as of August 3, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 25, 2017	December 25, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,780,769	$4,021,126
Accounts receivable	132,962	276,238
Inventory	1,667,371	1,700,604
Prepaid and other assets	1,247,014	1,305,936
Total current assets	6,828,116	7,303,904

Deferred income taxes	17,230,959	16,250,928
Property and equipment, net	53,099,285	56,630,031
Intangible assets, net	2,538,260	2,666,364
Goodwill	50,097,081	50,097,081
Other long-term assets	192,717	233,539
Total assets	$129,986,418	$133,181,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,912,160	$3,995,846
Accrued compensation	2,367,958	2,803,549
Other accrued liabilities	2,135,006	2,642,269
Current portion of long-term debt	12,929,400	11,307,819
Current portion of deferred rent	203,232	194,206
Total current liabilities	21,547,756	20,943,689

Deferred rent, less current portion	2,229,741	2,020,199
Unfavorable operating leases	551,094	591,247
Other long-term liabilities	3,802,789	3,859,231
Long-term debt, less current portion	105,218,920	109,878,201
Total liabilities	133,350,300	137,292,567

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders' deficit
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,633,299 and 26,632,222, respectively, issued and outstanding	2,612	2,610
Additional paid-in capital	21,566,109	21,355,270
Accumulated other comprehensive loss	(1,088,255)	(934,222)
Accumulated deficit	(23,844,348)	(24,534,378)
Total stockholders' deficit	(3,363,882)	(4,110,720)

Total liabilities and stockholders' deficit	$129,986,418	$133,181,847
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue	$39,934,602	$40,951,181	$84,272,566	$84,094,433

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,921,549	11,419,519	24,959,976	23,479,278
Compensation costs	10,168,376	10,303,717	21,133,906	20,823,963
Occupancy costs	2,838,826	2,774,108	5,732,677	5,540,567
Other operating costs	8,388,150	8,312,756	17,418,026	16,886,503
General and administrative expenses	2,066,409	2,347,052	4,423,375	4,521,343
Pre-opening costs	294,473	445,941	325,843	569,384
Depreciation and amortization	3,271,541	3,824,076	6,904,795	7,586,178
Loss on asset disposal	264,015	136,927	286,074	184,151
Total operating expenses	39,213,339	39,564,096	81,184,672	79,591,367

Operating profit	721,263	1,387,085	3,087,894	4,503,066

Interest expense	(1,642,306)	(1,440,552)	(3,218,260)	(2,885,492)
Other income, net	25,140	36,265	52,307	76,007

Income (loss) from continuing operations before income taxes	(895,903)	(17,202)	(78,059)	1,693,581
Income tax benefit (expense) of continuing operations	604,560	251,546	582,296	(166,808)
Income (loss) from continuing operations	(291,343)	234,344	504,237	1,526,773

Discontinued operations
Loss from discontinued operations before income taxes	(169,127)	(422,191)	(132,592)	(1,845,895)
Income tax benefit of discontinued operations	51,380	5,421	50,385	567,100
Loss from discontinued operations	(117,747)	(416,770)	(82,207)	(1,278,795)

Net Income (Loss)	$(409,090)	$(182,426)	$422,030	$247,978

Basic earnings (loss) per share from:
Continuing operations	$(0.01)	$0.01	$0.02	$0.06
Discontinued operations	(0.01)	(0.02)	—	(0.05)
Basic net earnings (loss) per share	$(0.02)	$(0.01)	$0.02	$0.01

Diluted earnings (loss) per share from:
Continuing operations	$(0.01)	$0.01	$0.02	$0.06
Discontinued operations	(0.01)	(0.02)	—	(0.05)
Diluted net earnings (loss) per share	$(0.02)	$(0.01)	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	26,621,421	26,379,065	26,625,697	26,338,549
Diluted	26,621,421	26,379,065	26,625,697	26,338,549
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016

Net Income (Loss)	$(409,090)	$(182,426)	$422,030	$247,978

Other comprehensive loss
Unrealized changes in fair value of interest rate swaps, net of tax of $164,064, $188,044, $79,350 and $728,340, respectively.	(318,477)	(365,027)	(154,033)	(1,413,837)
Total other comprehensive loss	(318,477)	(365,027)	(154,033)	(1,413,837)

Comprehensive income (loss)	$(727,567)	$(547,453)	$267,997	$(1,165,859)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances - December 27, 2015	26,298,725	$2,597	$36,136,319	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	335,831	—	—	—	—	—

Forfeitures of restricted shares	(22,351)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(5,940)	—	(9,326)	—	—	(9,326)

Employee stock purchase plan	13,546	2	20,780	—	—	20,782

Share-based compensation	—	—	187,710	—	—	187,710

Other comprehensive loss	—	—	—	(1,413,837)	—	(1,413,837)

Net income from continuing operations	—	—	—	—	1,526,773	1,526,773

Net loss from discontinued operations	—	—	—	—	(1,278,795)	(1,278,795)

Balances - June 26, 2016	26,619,811	$2,599	$36,335,483	$(2,420,504)	$(18,283,919)	$15,633,659

Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)

Forfeitures of restricted shares	(11,517)	—	—	—	—	—

Employee stock purchase plan	12,594	2	28,917	—	—	28,919

Share-based compensation	—	—	181,922	—	—	181,922

Other comprehensive loss	—	—	—	(154,033)	—	(154,033)

Adoption of ASU 2016-09 (Note 1)	—	—	—	—	268,000	268,000

Net income from continuing operations	—	—	—	—	504,237	504,237

Net loss from discontinued operations	—	—	—	—	(82,207)	(82,207)

Balances - June 25, 2017	26,633,299	$2,612	$21,566,109	$(1,088,255)	$(23,844,348)	$(3,363,882)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities
Net income	$422,030	$247,978
Net loss from discontinued operations	(82,207)	(1,278,795)
Net income from continuing operations	504,237	1,526,773
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,904,795	7,586,179
Amortization of debt discount and loan fees	104,970	117,238
Amortization of gain on sale-leaseback	(67,696)	(78,604)
Loss on asset disposals	286,074	184,151
Share-based compensation	181,922	187,710
Deferred income taxes	(632,681)	298,537
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	143,276	3,843
Inventory	33,233	61,136
Prepaid and other assets	58,922	220,604
Intangible assets	(8,653)	47,253
Other long-term assets	40,822	7,939
Accounts payable	(75,913)	(2,032,153)
Accrued liabilities	(941,964)	(111,344)
Deferred rent	(4,448)	64,941
Net cash provided by operating activities of continuing operations	6,526,896	8,084,203
Net cash used in operating activities of discontinued operations	(82,207)	(2,660,649)
Net cash provided by operating activities	6,444,689	5,423,554

Cash flows from investing activities
Purchases of property and equipment	(3,571,296)	(9,422,814)
Net cash used in investing activities of continuing operations	(3,571,296)	(9,422,814)
Net cash provided by investing activities of discontinued operations	—	(258,319)
Net cash used in investing activities	(3,571,296)	(9,681,133)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3,215,641	7,109,154
Repayments of long-term debt	(6,358,310)	(11,134,717)
Proceeds from employee stock purchase plan	28,919	20,782
Tax withholdings for restricted stock units	—	(9,326)
Net cash used in financing activities	(3,113,750)	(4,014,107)

Net decrease in cash and cash equivalents	(240,357)	(8,271,686)

Cash and cash equivalents, beginning of period	4,021,126	13,499,890

Cash and cash equivalents, end of period	$3,780,769	$5,228,204

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. and its wholly-owned subsidiaries (“DRH”) is a restaurant company operating a single concept, Buffalo Wild Wings® Grill & Bar (“BWW”). As the largest franchisee of BWW, we provide a unique guest experience in a casual and inviting environment.

DRH currently operates 65 DRH-owned BWW restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We have an area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. ("BWLD") under which we have opened 30 restaurants out of a total required of 42 by 2021. We are in discussions with BWLD regarding the remaining 12 restaurants. We may continue to open new restaurants but at a potentially lower number over a longer period of time under an amended ADA.

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). See Note 2 for additional details.

Principles of Consolidation

The consolidated financial statements as of June 25, 2017 and December 25, 2016, and for the six-month periods ended June 25, 2017 and June 26, 2016, have been prepared by DRH pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of June 25, 2017 and for the six-month periods ended June 25, 2017 and June 26, 2016 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 25, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016, which is included in Item 8 in the Fiscal 2016 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the six-month periods ended June 25, 2017 and June 26, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

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

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both June 25, 2017 and December 25, 2016, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which, due to the Spin-Off of Bagger Dave's on December 25, 2016, represents the Company's only reporting unit.

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

As of December 25, 2016, as a result of step zero of the qualitative assessment, the Company has concluded that its goodwill is recoverable. At June 25, 2017, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During the three-month and six-month periods ended June 25, 2017 and June 26, 2016, no impairment was recognized.

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

Liquor licenses, if transferable, are deemed to have an indefinite life and are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment charge is recorded. During the three-month and six-month periods ended June 25, 2017 and June 26, 2016, no impairment was recognized.

Concentration Risks

Approximately 77% and 78% of the Company's continuing revenues for the three months ended June 25, 2017 and June 26, 2016, respectively, were generated from food and beverage sales from restaurants located in the Midwest region. The remaining 23% and 22% of the Company's continuing revenues for the three months ended June 25, 2017 and June 26, 2016, respectively, were generated from food and beverage sales from restaurants located in Florida.

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

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive loss, net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheets in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 7 and Note 14 for additional information on the interest rate swap agreements.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the updated requirements will materially impact our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified wording and removes step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill test. We do not expect the standard will have a significant impact.  ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. We are currently evaluating the pending adoption of ASU 2017-04 and the impact it will have on our consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have analyzed the impact of the new standard and concluded that the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. Operating leases comprise the majority of our current lease portfolio. With respect

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

to implementation, we are currently reviewing the accounting standard and are not yet able to estimate the impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 "Revenue with Contracts from Customers (Topic 606)." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, "Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products." ASU 2016-04 provides specific guidance for the de-recognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing." ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. The Company expects to adopt these standards upon their effective date. We do not expect the new revenue recognition standard to materially impact our recognition of restaurant sales, our primary source of revenue. With respect to implementation, we are currently reviewing the accounting standard and are not yet able to estimate the impact on our consolidated financial statements.

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

2.     DISCONTINUED OPERATIONS

Spin-Off of Bagger Dave's

On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave's business. Pursuant to this plan, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities, into Bagger Dave's Burger Tavern, Inc., a newly created Nevada company, which was then spun-off into a stand-alone company. AMC Burgers, Inc. owned and operated all of the Bagger Dave's Burger Tavern® restaurants and the real estate entities held certain real estate related to the restaurants before the real estate was sold in 2014 and 2015. In connection with the Spin-Off, DRH contributed certain assets, liabilities and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity of Bagger Dave's. The Spin-Off was effected on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave's to DRH holders of record on December 19, 2016.

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2.0 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders. Through the period ended June 25, 2017, no additional funding has been required.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Spin-Off, Bagger Dave’s was a co-obligor on a joint and several basis with the Company on its $155.0 million senior secured credit facility. The Company’s debt under this facility remained with the Company and Bagger Dave’s was released as a borrower. As a result, this debt was not assigned to discontinued operations. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated by Bagger Dave's prior to the date of the transaction, representing an amount sufficient to offset pre-tax income totaling over $50 million at current estimated tax rates.

DRH decided to spin-off Bagger Dave's after considering all reasonable strategic and structural alternatives because of the disparity between the operating models of its two brands, BWW as franchisee, and Bagger Dave's as an owned concept. The management teams of Bagger Dave's and DRH agreed that the nature of the two concepts varied greatly, and that each would be more valuable and operate more effectively independently of one another. Bagger Dave's is a concept developed by the management team of DRH. In contrast to operating a franchised concept like BWW, it has no development restrictions and the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offering and improve its operational model in an effort to better align with guest expectations. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave's but not necessary for a BWW franchisee since these functions are managed by the franchisor. Additionally, as a start-up brand, Bagger Dave's has both higher risk and higher growth potential while BWW, being a mature brand and as a franchisee, has more limited organic growth potential due to the status of its existing market penetration and the need to obtain development rights from the franchisor.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provides certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. The agreement expires in December 2017 at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services.

Information related to Bagger Dave's has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the three and six month periods ended June 26, 2016 have been presented as discontinued operations. Additionally, all activity related to the discontinued operation at the Company is presented as discontinued operations for the three and six month periods ended June 25, 2017.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the six-month periods ended June 25, 2017 and June 26, 2016 have been presented separately on the face of the cash flow statement. The Bagger Dave's cash flows from financing activities for these years have not been separately reported on the consolidated statements of cash flows since there was only one financing function for both entities.

The following are major classes of line items constituting pre-tax loss from discontinued operations:

	Three Months Ended		Six Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue	$—	$5,439,866	$—	$10,709,413
Restaurant operating and closure related costs (exclusive of depreciation and amortization)	29,583	(5,362,878)	96,276	(10,859,752)
General and administrative expenses	(198,710)	(467,930)	(228,868)	(956,397)
Depreciation and amortization	—	(578,106)	—	(1,123,721)
Pre-opening costs	—	(203,178)	—	(352,099)
Other income	—	3,357	—	8,887
Gain on asset disposals	—	746,678	—	727,774
Loss from discontinued operations before income taxes	(169,127)	(422,191)	(132,592)	(1,845,895)
Income tax benefit	51,380	5,421	50,385	567,100

Loss from discontinued operations	$(117,747)	$(416,770)	$(82,207)	$(1,278,795)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

3.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

After the Spin-Off of Bagger Dave’s and the related discontinuation of its operations described in Note 2, the Company remains involved with certain activities that result in Bagger Dave’s being considered a VIE. This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although three of the Company’s executive officers are currently also on Bagger Dave’s board, there are no agreements in place that require these executive officers to vote in the interests of the Company, as these executive officers do not represent the Company in their capacity as Bagger Dave’s directors. Furthermore, they remain on the board of Bagger Dave’s so long as the shareholders annually elect them. At any time, these board members can be replaced by a vote of the Bagger Dave’s shareholders. As a result, the Company does not consolidate the VIE.

Lease Guarantees

At June 25, 2017, the Company is a guarantor for 17 leases, two of which now relate to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

In accordance with ASC 460, Guarantees, the Company evaluated its liability from the Bagger Dave's lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability in the amount of $0.3 million as of December 25, 2016, which is included in other liabilities on the Consolidated Balance Sheet as of June 25, 2017 and December 25, 2016. No liability had previously been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of June 25, 2017 and December 25, 2016, no loss exposure under the guarantees was probable because, among other things, each of the Bagger Dave's restaurants subject to the leases is either currently operating or the lease has been assigned or sublet to another tenant who is responsible for, and making, the lease payments.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $9.1 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of June 25, 2017. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term.  These expiration dates range from less than 4 months to 13 years as of June 25, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because we would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. During 2015, 11 Bagger Dave’s locations were closed, 9 of which had DRH lease guarantees. Of the 9 guaranteed leases, new tenants were found to step into the Company’s obligations for 5 locations in 3 to 14 months from the date of closure, 3 guarantees expired or were terminated, and 1 remains an obligation of the Company. In reaching our conclusion, we also considered the following:

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

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of June 25, 2017:

Location of lease	Status of location	Guarantee expiry date	Liability recognized on balance sheet	Future guaranteed lease payments
Holland, MI	Closed	10/09/17	$2,101	$22,500
Bloomfield, MI	Open	01/14/18	2,787	47,083
Shelby Township, MI	Open	01/31/18	2,622	45,376
West Chester Township, OH	Open	02/01/18	2,866	49,583
Woodhaven, MI	Open	11/30/18	4,426	105,117
Traverse City, MI	Open	01/31/19	5,887	144,167
Fort Wayne, IN	Open	01/31/19	5,424	132,697
Grand Blanc, MI	Open	01/31/20	6,759	182,167
Centerville, OH	Open	11/30/20	13,293	372,607
Chesterfield Township, MI	Open	12/31/20	8,092	243,750
E. Lansing, MI	Open	09/10/21	2,334	75,000
Birch Run, MI	Open	12/31/24	23,557	712,400
Berkley, MI	Open	06/08/29	32,532	1,008,120
Cascade Township, MI	Open	06/08/29	29,856	925,194
Avon, IN	Closed	06/30/29	48,658	1,507,844
Greenwood, IN	Closed	06/30/29	50,372	1,560,960
Canton, MI	Open	06/30/30	63,541	1,994,917
Totals			$305,107	$9,129,482

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	June 25, 2017	December 25, 2016
Equipment	$30,079,884	$29,426,476
Furniture and fixtures	7,457,424	7,275,923
Leasehold improvements	64,582,498	63,449,082
Restaurant construction in progress	—	94,595
Total	102,119,806	100,246,076
Less accumulated depreciation	(49,020,521)	(43,616,045)
Property and equipment, net	$53,099,285	$56,630,031

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 25, 2017	December 25, 2016
Amortized intangible assets
Franchise fees	$1,290,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	368,083	368,083
Total	2,089,129	2,089,129
Less accumulated amortization	(815,121)	(718,517)
Amortized intangible assets, net	1,274,008	1,370,612

Unamortized intangible assets
Liquor licenses	1,264,252	1,295,752
Total intangible assets, net	$2,538,260	$2,666,364

Amortization expense was $21,230 and $21,670, $42,376 and $43,341 for the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 8.7 years at June 25, 2017.

6.    OTHER ACCRUED LIABILITES

	June 25, 2017	December 25, 2016
Sales tax payable	$736,897	$816,215
Accrued interest	515,081	442,976
Accrued royalty fees	147,978	144,727
Accrued property taxes	484,079	490,809
Other	250,971	747,542
Total other accrued liabilities	$2,135,006	$2,642,269

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	June 25, 2017	December 25, 2016
$120.0 million term loan - the rate at June 25, 2017 and December 25, 2016 was 4.56% and 4.12%, respectively.	$94,698,616	$99,698,616

$23.0 million development line of credit, converted to $18.2 million facility term loan in December 2016 - the rate at June 25, 2017 and December 25, 2016 was 4.56% and 4.21%, respectively.	17,441,165	18,199,476

$5.0 million revolving line of credit - the rate at June 25, 2017 and December 25, 2016 was 4.60% and 6.25%, respectively.	5,000,000	4,000,000

$5.0 million development line of credit - the rate at June 25, 2017 was 4.61%.	1,615,641	—

Unamortized discount and debt issuance costs	(607,102)	(712,072)

Total debt	118,148,320	121,186,020

Less current portion	(12,929,400)	(11,307,819)

Long-term debt, net of current portion	$105,218,920	$109,878,201

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount and debt issuance cost related to term debt, net of accumulated amortization totaled $607,102 and $712,072 at June 25, 2017 and December 25, 2016, respectively. The unamortized portion of capitalized debt issuance costs related to the DLOC and RLOC totaled $201,684 and $244,336 at June 25, 2017 and December 25, 2016, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016 interest expense was $1.6 million and $1.4 million, $3.2 million and $2.9 million, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. On June 30, 2017, the Company entered into an amendment agreement for purposes of revising the maximum lease adjusted leverage ratio and revising certain definitions impacting the calculation of the ratio. After giving effect to the amendment, as of June 25, 2017, the Company is in compliance with the loan covenants.

At June 25, 2017, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive loss, net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			June 25, 2017
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$4,190,476	$—	$3,587
October 2012	0.9%	October 2017	1,928,572	1,826	—
July 2013	1.4%	April 2018	3,047,619	—	3,381
May 2014	1.5%	April 2018	8,214,286	—	17,327
January 2015	1.8%	December 2019	21,404,762	—	227,098
August 2015	2.3%	June 2020	49,523,661	—	1,399,305
Total			$88,309,376	$1,826	$1,650,698

			December 25, 2016
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$5,333,333	$—	$21,037
October 2012	0.9%	October 2017	2,357,143	—	723
July 2013	1.4%	April 2018	4,761,905	—	18,949
May 2014	1.5%	April 2018	9,285,714	—	58,359
January 2015	1.8%	December 2019	21,119,048	—	271,144
August 2015	2.3%	June 2020	49,696,875	—	1,045,279
Total			$92,554,018	$—	$1,415,491

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.            SHARE-BASED COMPENSATION

Restricted share awards

For the six-months ended June 25, 2017, and June 26, 2016, restricted shares were issued to certain team members under the Stock Incentive Plan of 2011 at a weighted-average grant date fair value of $2.70 and $1.52, respectively. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Compensation Committee. Unrecognized share-based compensation expense of $368,535 at June 25, 2017 will be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares vested during the six-month periods ended June 25, 2017 and June 26, 2016, was $265,248 and $108,671, respectively. Under the Stock Incentive Plan of 2011, there were 97,686 shares available for future awards at June 25, 2017.

On July 13, 2017 the Company's shareholders approved a new stock incentive plan - the Stock Incentive Plan of 2017. No further grants will be made under the Stock Incentive Plan of 2011. The Stock Incentive Plan of 2017 has 2,500,000 shares available for future awards.

The following table presents the restricted shares transactions during the six-month period ended June 25, 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	33,333
Vested	(113,146)
Vested shares tax portion	(16,378)
Expired/Forfeited	(44,850)
Unvested, June 25, 2017	332,350

The following table presents the restricted shares transactions during the six-month period ended June 26, 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	335,831
Vested	(63,106)
Vested shares tax portion	(5,940)
Expired/Forfeited	(22,351)
Unvested, June 26, 2016	485,558

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At June 25, 2017, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both June 25, 2017 and June 26, 2016.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the six-months ended June 25, 2017 and June 26, 2016, the Company issued 12,594 and 13,546 shares, respectively. Under the ESPP, there are 167,522 shares available for future purchase at June 25, 2017.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

Share-based compensation of $0.1 million and $0.1 million, $0.2 million and $0.2 million, was recognized during the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity (Deficit) to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of June 25, 2017. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The effective income tax rate for continuing operations was 67.5% and 1,462.0%, 746.0% and (9.8)% for the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016, respectively. The change in the effective income tax rate for six months ended June 25, 2017 compared with the six months ended June 26, 2016 is primarily attributable to the increase in estimated tip tax credits for 2017 creating a tax recovery. As the decrease in income before income taxes for the six months ended June 25, 2017 resulted in an operating loss, the effective income tax rate appears as an expense but is effectively a recovery generated by the operating loss and the increase in estimated tip tax credits.

10.           OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.2 million and $2.1 million, $4.4 million and $4.3 million for the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 25, 2017 are summarized as follows:

Year	Amount
Remainder of 2017	$4,557,978
2018	8,831,563
2019	8,095,252
2020	8,016,636
2021	7,188,676
Thereafter	33,536,746
Total	$70,226,851

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA with BWLD calls for it to open 42 restaurants by April 1, 2021. As of June 25, 2017 we have opened 30 restaurants under the ADA. We are currently in discussions with BWLD with respect to both the timing and desirability of building the remaining 12 restaurants pursuant to the current ADA. If the ADA is not renegotiated, the Company may choose not to build some, or all of the remaining 12 locations in exchange for a fee of $50,000 for each unbuilt unit.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (between 3.00% and 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.50% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $2.0 million in royalty expense for both three-month periods ended June 25, 2017 and June 26, 2016 and $4.0 million for both six-month periods ended June 25, 2017 and June 26, 2016, respectively. Advertising fund contribution and advertising cooperative expenses were $1.3 million for both three-month periods ended June 25, 2017 and June 26, 2016 and $2.7 million for both six-month periods ended June 25, 2017 and June 26, 2016. Amounts are recorded in Other Operating Costs on the Consolidated Statement of Operations.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved. The modernization costs for a restaurant can range from approximately $250,000 to $850,000 depending on an individual restaurant's needs and whether or not additions such as enclosed patios will be included.

In connection with the Spin-Off of Bagger Dave’s, the Company’s board of directors approved a cash distribution of $2.0 million to $3.0 million to Bagger Dave’s within twelve months of the transaction date. On December 25, 2016, the Company contributed $2.0 million in cash to Bagger Dave’s as part of the Spin-Off. The additional $1.0 million of funding by the Company would only be considered if deemed necessary, and would only be made if approved by the Company’s lenders. As of June 25, 2017, no additional funding has been required.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016:

	Three months ended
	June 25, 2017	June 26, 2016
Income from continuing operations	$(291,343)	$234,344
Income (loss) from discontinued operations	(117,747)	(416,770)
Net income	$(409,090)	$(182,426)

Weighted-average shares outstanding	26,621,421	26,379,065
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,621,421	26,379,065

Earnings per common share from continuing operations	$(0.01)	$0.01
Earnings per common share from discontinued operations	(0.01)	(0.02)
Earnings per common share	$(0.02)	$(0.01)

Earnings per common share - assuming dilution - from continuing operations	(0.01)	0.01
Earnings per common share - assuming dilution - from discontinued operations	(0.01)	(0.02)
Earnings per common share - assuming dilution	$(0.02)	$(0.01)

	Six months ended
	June 25, 2017	June 26, 2016
Income from continuing operations	$504,237	$1,526,773
Income (loss) from discontinued operations	(82,207)	(1,278,795)
Net income	$422,030	$247,978

Weighted-average shares outstanding	26,625,697	26,338,549
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,625,697	26,338,549

Earnings per common share from continuing operations	$0.02	$0.06
Earnings per common share from discontinued operations	—	(0.05)
Earnings per common share	$0.02	$0.01

Earnings per common share - assuming dilution - from continuing operations	0.02	0.06
Earnings per common share - assuming dilution - from discontinued operations	—	(0.05)
Earnings per common share - assuming dilution	$0.02	$0.01

During the three and six month periods ended June 25, 2017 and the three and six month periods ended June 26, 2016, 332,350 and 485,558 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.6 million and $1.4 million, $3.0 million and $2.8 million during the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016, respectively.

Cash paid for income taxes was $2,819 and $10,000, $2,819 and $10,000 during the three-month periods ended June 25, 2017 and June 26, 2016 and six-month periods ended June 25, 2017 and June 26, 2016, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of June 25, 2017 and June 26, 2016, was $0.1 million and $0.6 million, respectively.

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

As of June 25, 2017 and December 25, 2016, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of June 25, 2017 and December 25, 2016, our total debt was approximately $118.1 million and $121.2 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and six month periods ended June 25, 2017 and the fiscal year ended December 25, 2016.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those liabilities measured on a recurring basis as of June 25, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Liability Total
Interest rate swaps	$—	$(1,648,872)	$—	$(1,648,872)
Lease guarantee liability	—	(305,107)	—	(305,107)
Total	$—	$(1,953,979)	$—	$(1,953,979)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Liability Total
Interest rate swaps	$—	$(1,415,491)	$—	$(1,415,491)
Lease guarantee liability	—	(306,000)	—	(306,000)
Total	$—	$(1,721,491)	$—	$(1,721,491)

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive Loss:

	Three Months Ended June 25, 2017	Three Months Ended June 26, 2016
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(769,778)	$(2,055,477)

Loss recorded to other comprehensive loss	(482,541)	(553,071)
Tax benefit	164,064	188,044
Other comprehensive loss	(318,477)	(365,027)

Accumulated OCL	$(1,088,255)	$(2,420,504)

	Six Months Ended June 25, 2017	Six Months Ended June 26, 2016
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(934,222)	$(1,006,667)

Loss recorded to other comprehensive loss	(233,383)	(2,142,177)
Tax benefit	79,350	728,340
Other comprehensive loss	(154,033)	(1,413,837)

Accumulated OCL	$(1,088,255)	$(2,420,504)

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

OVERVIEW

Diversified Restaurant Holdings, Inc. and its wholly-owned subsidiaries (“DRH” or the "Company") is a single-concept restaurant company operating 65 BWW franchised restaurants. As the largest franchisee of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles.We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. As of June 25, 2017, we had 65 restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We will continue to grow our restaurant base under our current ADA, but likely will have fewer new restaurant openings than previously agreed. We believe our historical track record of acquiring and integrating restaurants provides us with additional future growth opportunities and we will seek to take advantage of strategic acquisitions that may be available in the marketplace.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2013 through 2017 (estimate).

	2017 (estimate)	2016	2015	2014	2013
Restaurants open at the beginning of year	64	62	42	36	33

Openings/closures:
New restaurant openings	1	2	3	3	3
Restaurant acquisitions	—	—	18	3	—
Restaurant closures	—	—	(1)	—	—
Total restaurants open at the end of the year	65	64	62	42	36

RESULTS OF OPERATIONS

For the three-month period ended June 25, 2017 ("Second Quarter 2017"), revenue was generated from the operations of 65 restaurants. For the three-month period ended June 26, 2016 ("Second Quarter 2016"), revenue was generated from the operations of 64 restaurants. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant's comparable sales in the first full month after the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 61 and 59 restaurants at June 25, 2017 and June 26, 2016, respectively.

Results of Operations for the Three Months Ended June 25, 2017 and June 26, 2016

	Three months ended
	June 25, 2017	June 26, 2016
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.9%	27.9%
Compensation costs	25.5%	25.2%
Occupancy costs	7.1%	6.8%
Other operating costs	21.0%	20.3%
General and administrative expenses	5.2%	5.7%
Pre-opening costs	0.7%	1.1%
Depreciation and amortization	8.2%	9.3%
Loss on asset disposal	0.7%	0.3%
Total operating expenses	98.3%	96.6%

Operating profit	1.7%	3.4%

Interest expense	(4.1)%	(3.5)%
Other income, net	0.1%	0.1%

Income (loss) from continuing operations before income taxes	(2.3)%	—%

Income tax benefit of continuing operations	1.5%	0.6%

Income (loss) from continuing operations	(0.8)%	0.6%

Loss from discontinued operations before income taxes	(0.4)%	(1.0)%
Income tax benefit of discontinued operations	0.1%	—%
Loss from discontinued operations	(0.3)%	(1.0)%

Net Loss	(1.1)%	(0.4)%

Revenue for Second Quarter 2017 was $39.9 million, a decrease of $1.1 million, or 2.5%, compared to $41.0 million of revenue generated during Second Quarter 2016. The decrease was driven by the Easter holiday calender shift from the first quarter in 2016 to the second quarter in 2017 and an unfavorable number of major sporting events in our core markets, partially offset by a new restaurant opening late in Second Quarter 2017. Second Quarter 2017 same-store sales decreased by 3.67%.

Food, beverage, and packaging costs increased by $0.5 million, or 4.4%, to $11.9 million in Second Quarter 2017 from $11.4 million in Second Quarter 2016 due to the increase in the number of restaurants operating in 2017. Food, beverage, and packaging costs as a percentage of revenue increased to 29.9% in Second Quarter 2017 from 27.9% in Second Quarter 2016 primarily due to commodity cost inflation and an increase in promotional activity. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.03 in Second Quarter 2017 compared with $1.92 in Second Quarter 2016, while the mix of traditional wings to total product sales increased from 33.8% in the Second Quarter of 2016 to 37.9% in the Second Quarter of 2017, driven by promotions.

Compensation costs decreased by $0.1 million, or 1.3%, to $10.2 million in Second Quarter 2017 from $10.3 million in Second Quarter 2016. The decrease was primarily due to lower volumes and lower labor overhead expense. Compensation costs as a percentage of sales increased to 25.5% in Second Quarter 2017 from 25.2% in Second Quarter 2016 as a result of higher management wages and lower volumes.

Occupancy costs were flat at $2.8 million in Second Quarter 2017 compared to Second Quarter 2016. Occupancy as a percentage of sales increased to 7.1% in Second Quarter 2017 compared with 6.8% Second Quarter 2016 due to lower sales compared to the same period last year.

Other operating costs increased $0.1 million, or 0.9%, to $8.4 million in Second Quarter 2017 from $8.3 million in Second Quarter 2016 primarily due to having more restaurants in the Second Quarter of 2017. Other operating costs as a percentage of sales increased to 21.0% in Second Quarter 2017 from 20.3% in Second Quarter 2016, due to lower sales compared to the same period last year.

General and administrative expenses decreased $0.2 million, or 12.0%, to $2.1 million in Second Quarter 2017 from $2.3 million in Second Quarter 2016.  This decrease was primarily due to a decrease in corporate wages and lower marketing expenses. General and administrative expenses as a percentage of sales decreased to 5.2% in Second Quarter 2017 from 5.7% in Second Quarter 2016.

Pre-opening costs decreased $0.1 million, or 34.0%, to $0.3 million in Second Quarter 2017 from $0.4 million in Second Quarter 2016. We opened one new restaurant in the Second Quarter 2017 and opened two new restaurants in the Second Quarter 2016. Pre-opening costs as a percentage of sales decreased to 0.7% in Second Quarter 2017 from 1.1% in Second Quarter 2016.

Depreciation and amortization decreased by $0.5 million, or 14.4%, to $3.3 million in Second Quarter 2017 from $3.8 million in Second Quarter 2016. This decrease was primarily due to fixed asset disposals partially offset by the addition of two new restaurants opened in the Second Quarter of 2016. Depreciation and amortization as a percentage of sales decreased to 8.2% in Second Quarter 2017 from 9.3% in Second Quarter 2016.

Results of Operations for the Six Months Ended June 25, 2017 and June 26, 2016

	Six months ended
	June 25, 2017	June 26, 2016
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.6%	27.9%
Compensation costs	25.1%	24.8%
Occupancy costs	6.8%	6.6%
Other operating costs	20.7%	20.1%
General and administrative expenses	5.2%	5.4%
Pre-opening costs	0.4%	0.7%
Depreciation and amortization	8.2%	9.0%
Loss on asset disposal	0.3%	0.2%
Total operating expenses	96.3%	94.7%

Operating profit	3.7%	5.3%

Interest expense	(3.8)%	(3.4)%
Other income, net	0.1%	0.1%

Income from continuing operations before income taxes	—%	2.0%

Income tax benefit (expense) of continuing operations	0.7%	(0.2)%

Income from continuing operations	0.7%	1.8%

Loss from discontinued operations before income taxes	(0.2)%	(2.2)%
Income tax benefit of discontinued operations	—%	0.7%
Loss from discontinued operations	(0.2)%	(1.5)%

Net Income (Loss)	0.5%	0.3%

Revenue for Year to Date 2017 was $84.3 million, an increase of $0.2 million, or 0.2%, over $84.1 million of revenue generated during Year to Date 2016. The increase was driven by three new restaurant openings, partially offset by a decrease in same-store sales. Year to Date 2017 same-store sales decreased by 2.0%.

Food, beverage, and packaging costs increased by $1.5 million, or 6.3%, to $25.0 million in Year to Date 2017 from $23.5 million in Year to Date 2016 due to the increase in the number of restaurants operating in 2017. Food, beverage, and packaging costs as a percentage of revenue increased to 29.6% in Year to Date 2017 from 27.9% in Year to Date 2016 primarily due to commodity cost inflation and an increase in promotional activity. Average cost per pound for bone-in chicken wings, our most significant input cost, increased to $2.03 in Year to Date 2017 compared with $1.92 in Year to Date 2016, while the yield from bone-in chicken wings was reduced in Year to Date 2017 compared to Year to Date 2016 as a result of larger average pieces, as we purchase by the pound and sell by the piece.

Compensation costs increased by $0.3 million, or 1.5%, to $21.1 million in Year to Date 2017 from $20.8 million in Year to Date 2016. The increase was primarily due to the increased number of restaurants operating in 2017. Compensation costs as a percentage of sales increased to 25.1% in Year to Date 2017 from 24.8% in Year to Date 2016 due to lower average unit volumes.

Occupancy costs increased $0.2 million, or 3.5%, to $5.7 million in Year to Date 2017 from $5.5 million in Year to Date 2016 due to the increased number of restaurants operating in 2017. Occupancy as a percentage of sales increased to 6.8% in Year to Date 2017 compared with 6.6% in Year to Date 2016 primarily due to lower volumes.

Other operating costs increased $0.5 million, or 3.1%, to $17.4 million in Year to Date 2017 from $16.9 million in Year to Date 2016 due to the increased number of restaurants operating in 2017. Other operating costs as a percentage of sales increased to 20.7% in Year to Date 2017 from 20.1% in Year to Date 2016, primarily due to lower average unit volumes.

General and administrative expenses decreased $0.1 million, or 2.2%, to $4.4 million in Year to Date 2017 from $4.5 million in Year to Date 2016. This decrease was primarily due to a decrease in corporate wages and marketing expenses. General and administrative expenses as a percentage of sales decreased to 5.2% in Year to Date 2017 from 5.4% in Year to Date 2016.

Pre-opening costs decreased $0.2 million, or 42.8%, to $0.3 million in Year to Date 2017 from $0.6 million in Year to Date 2016. We opened one new restaurant in Second Quarter 2017 and opened two new restaurants in the Second Quarter 2016. Pre-opening costs as a percentage of sales decreased to 0.4% in Year to Date 2017 from 0.7% in Year to Date 2016.

Depreciation and amortization decreased by $0.7 million, or 9.0%, to $6.9 million in Year to Date 2017 from $7.6 million in Year to Date 2016. This decrease was primarily due to fixed asset disposals partially offset by the addition of two new restaurants opened in the Second Quarter of 2016. Depreciation and amortization as a percentage of sales decreased to 8.2% in Year to Date 2017 from 9.0% in Year to Date 2016.

INTEREST AND TAXES

Interest expense was $1.6 million and $1.4 million during Second Quarter 2017 and in Second Quarter 2016, respectively. Interest expense was $3.2 million and $2.9 million in Year to Date 2017 and in Year to Date 2016, respectively. The increase was primarily due to increased debt resulting from building new restaurants in fiscal 2016 and Second Quarter 2017.

For Second Quarter 2017, DRH had an income tax benefit of $0.6 million compared to Second Quarter 2016 income tax benefit of $0.3 million. For Year to Date 2017, DRH had an income tax benefit of $0.6 million compared to Year to Date 2016 income tax provision of $0.2 million.The decrease in the income tax benefit was primarily attributable to the increase in estimated tip tax credits for 2017 creating a tax recovery. As the decrease in income before income taxes for the six months ended June 25, 2017 resulted in an operating loss, the effective income tax rate appears as an expense but is effectively a recovery generated by the operating loss and the increase in estimated tip tax credits.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company entered into a $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “June 2015 Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The June 2015 Senior Secured Credit Facility consists of a $120.0 million term loan (the “June 2015 Term Loan”), a $30.0 million development line of credit that was subsequently amended to $23.0 million (see amendment details below) (the “June 2015 DLOC”) and a $5.0 million revolving line of credit (the “June 2015 RLOC”). The Company used approximately $65.5 million of the June 2015 Term Loan to refinance existing outstanding debt and used approximately $54.0 million of the June 2015 Term Loan to finance an acquisition. The remaining balance of the June 2015 Term Loan, approximately $0.5 million, was used to pay the fees, costs, and expenses associated with the closing of the June 2015 Senior Secured Credit Facility. The June 2015 Term Loan is for a period of five years.

On December 23, 2016, the Company entered into an amendment agreement for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the June 2015 DLOC to a development facility term loan (the “DF Term Loan”), (b) canceled $6.8 million previously available under the June 2015 DLOC, and (c) extended the maturity date on the remaining $5.0 million under the June 2015 DLOC to June 29, 2018 (the "DLOC Maturity Date").

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments totaling $833,333 on the June 2015 Term Loan and $126,385 on the DF Term Loan, plus accrued interest. The entire remaining outstanding principal and accrued interest on the June 2015 Term Loan and the DF Term Loan is due and payable on the maturity date of June 29, 2020. Availability under the June 2015 DLOC is subject to certain limitations relative to actual development costs, and outstanding balances convert into an additional DF Term Loan based on the terms of the agreement, at which time monthly principal payments will be due based on a 12-year, straight-line amortization schedule, plus interest, through maturity on June 29, 2020. There were no balances outstanding under the June 2015 DLOC at December 25, 2016. If the DLOC is fully drawn prior to the DLOC Maturity Date, the outstanding principal balance automatically converts to a term loan and becomes due based on the 12-year amortization period with final payment due June 29, 2020. If the DLOC is not fully drawn prior to the DLOC Maturity Date, then any outstanding balances automatically convert to a term loan on on such date. The June 2015 RLOC is for a term of five years.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The current debt agreement contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a minimum required debt service coverage ratio and a maximum permitted lease adjusted leverage ratio. On June 30, 2017, the Company entered into an amendment agreement for purposes of revising the maximum lease adjusted leverage ratio and revising certain definitions impacting the calculation of the ratio. After giving effect to the amendment, as of June 25, 2017, the Company was in compliance with the loan covenants.

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

Cash flow from continuing operations for Second Quarter 2017 was $6.5 million compared with $8.1 million for Second Quarter 2016. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2017, capital expenditures are anticipated to total approximately $6.0 million. We plan to use the capital as follows: approximately 50.0% for new restaurant openings and the remaining 50.0% for restaurant remodels, upgrades and other general corporate purposes. Any excess cash from operations will be used to accelerate pay down of our debt.

Although investments in new restaurants are an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades have ranged from approximately $50,000 (for minor interior refreshes) to approximately $1.3 million (for a full remodel of the restaurant). We target remodels of $0.3 million to $0.7 million to upgrade a typical BWW restaurant to the new Stadia design. The Company's strategy is to fully remodel existing BWW restaurants to the Stadia design at time of scheduled refresh or remodel typically within seven years or less of opening.

Mandatory Upgrades

In fiscal year 2017, we have invested in two mandatory remodels of existing BWW restaurants. These have been primarily funded through cash from operations, supplemented by drawing off our development line of credit.

Discretionary Upgrades and Relocations

In fiscal year 2017, the Company plans to invest additional capital to provide minor upgrades to a number of its existing locations, all of which we expect to fund with cash from operations. These improvements will primarily consist of refreshing interior building finishes, audio/visual equipment upgrades, and patio upgrades. In fiscal year 2017, we do not have any planned relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 42 BWW restaurants within its designated development territory by April 1, 2021. As of June 25, 2017, 30 of the required 42 restaurants under the ADA had been opened for business. We are in discussions with BWLD regarding the remaining 12 restaurants required by 2021. The Company may continue to open new locations, but at a lower number over a longer period of time under an amended ADA.

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 17 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $9.1 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 4 months to 13 years as of June 25, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. During 2015, 11 Bagger Dave’s locations were closed, 9 of which had DRH lease guarantees. Of the 9 guaranteed leases, new tenants were found to step into the Company’s obligations for 5 locations in 3 to 14 months from the date of closure, 3 guarantees expired or were terminated, and 1 remains an obligation of the Company.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of June 25, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 25, 2017.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	August 4, 2017	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
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