Form 10-Q
period 2017-09-24
Diversified Restaurant Holdings, Inc.
filed 2017-11-03
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,881,607 shares of $.0001 par value common stock outstanding as of November 2, 2017.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 24, 2017	December 25, 2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,665,491	$4,021,126
Accounts receivable	103,843	276,238
Inventory	1,503,617	1,700,604
Prepaid and other assets	1,171,343	1,305,936
Total current assets	7,444,294	7,303,904

Deferred income taxes	18,020,997	16,250,928
Property and equipment, net	50,684,927	56,630,031
Intangible assets, net	2,493,602	2,666,364
Goodwill	50,097,081	50,097,081
Other long-term assets	187,084	233,539
Total assets	$128,927,985	$133,181,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,135,349	$3,995,846
Accrued compensation	1,640,664	2,803,549
Other accrued liabilities	2,544,416	2,642,269
Current portion of long-term debt	11,375,468	11,307,819
Current portion of deferred rent	471,365	194,206
Total current liabilities	21,167,262	20,943,689

Deferred rent, less current portion	2,103,398	2,020,199
Unfavorable operating leases	531,018	591,247
Other long-term liabilities	3,316,271	3,859,231
Long-term debt, less current portion	105,381,002	109,878,201
Total liabilities	132,498,951	137,292,567

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders' deficit
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,848,507 and 26,632,222, respectively, issued and outstanding	2,623	2,610
Additional paid-in capital	21,624,434	21,355,270
Accumulated other comprehensive loss	(795,281)	(934,222)
Accumulated deficit	(24,402,742)	(24,534,378)
Total stockholders' deficit	(3,570,966)	(4,110,720)

Total liabilities and stockholders' deficit	$128,927,985	$133,181,847
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue	$39,262,940	$41,625,312	$123,535,506	$125,719,745

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,569,925	11,402,389	36,529,901	34,881,667
Compensation costs	9,991,381	10,288,623	31,125,287	31,112,586
Occupancy costs	2,969,250	2,899,508	8,701,927	8,440,075
Other operating costs	8,770,406	8,922,440	26,188,432	25,808,943
General and administrative expenses	2,301,061	2,375,476	6,724,436	6,896,819
Pre-opening costs	79,605	84,650	405,448	654,034
Depreciation and amortization	3,244,255	3,626,377	10,149,050	11,212,555
Loss on asset disposal	16,578	79,220	302,652	263,371
Total operating expenses	38,942,461	39,678,683	120,127,133	119,270,050

Operating profit	320,479	1,946,629	3,408,373	6,449,695

Interest expense	(1,822,876)	(1,439,273)	(5,041,136)	(4,324,765)
Other income, net	26,000	11,849	78,307	87,856

Income (loss) from continuing operations before income taxes	(1,476,397)	519,205	(1,554,456)	2,212,786
Income tax benefit (expense) of continuing operations	933,157	77,504	1,515,453	(89,304)
Income (loss) from continuing operations	(543,240)	596,709	(39,003)	2,123,482

Discontinued operations
Loss from discontinued operations before income taxes	(22,960)	(2,748,012)	(155,552)	(4,593,907)
Income tax benefit of discontinued operations	7,806	762,178	58,191	1,329,278
Loss from discontinued operations	(15,154)	(1,985,834)	(97,361)	(3,264,629)

Net Loss	$(558,394)	$(1,389,125)	$(136,364)	$(1,141,147)

Basic earnings (loss) per share from:
Continuing operations	$(0.02)	$0.02	$—	$0.08
Discontinued operations	—	(0.07)	—	(0.12)
Basic net earnings (loss) per share	$(0.02)	$(0.05)	$—	$(0.04)

Diluted earnings (loss) per share from:
Continuing operations	$(0.02)	$0.02	$—	$0.08
Discontinued operations	—	(0.07)	—	(0.12)
Diluted net earnings (loss) per share	$(0.02)	$(0.05)	$—	$(0.04)

Weighted average number of common shares outstanding
Basic	26,764,776	26,625,615	26,672,057	26,434,238
Diluted	26,764,776	26,625,615	26,672,057	26,434,238
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Net Loss	$(558,394)	$(1,389,125)	$(136,364)	$(1,141,147)

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of ($150,926), ($183,417), ($71,576) and $544,923, respectively.	292,974	356,047	138,941	(1,057,790)
Total other comprehensive income (loss)	292,974	356,047	138,941	(1,057,790)

Comprehensive income (loss)	$(265,420)	$(1,033,078)	$2,577	$(2,198,937)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances - December 27, 2015	26,298,725	$2,597	$36,136,319	$(1,006,667)	$(18,531,897)	$16,600,352

Issuance of restricted shares	342,331	—	—	—	—	—

Forfeitures of restricted shares	(23,851)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(5,940)	(1)	(9,325)	—	—	(9,326)

Employee stock purchase plan	21,896	3	31,220	—	—	31,223

Share-based compensation	—	8	351,369	—	—	351,377

Other comprehensive loss	—	—	—	(1,057,790)	—	(1,057,790)

Net income from continuing operations	—	—	—	—	2,123,482	2,123,482

Net loss from discontinued operations	—	—	—	—	(3,264,629)	(3,264,629)

Balances - September 25, 2016	26,633,161	$2,607	$36,509,583	$(2,064,457)	$(19,673,044)	$14,774,689

Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)

Issuance of restricted shares	263,332	—	—	—	—	—

Forfeitures of restricted shares	(48,850)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(22,716)	(2)	(59,926)	—	—	(59,928)

Employee stock purchase plan	24,519	2	45,003	—	—	45,005

Share-based compensation	—	13	284,087	—	—	284,100

Other comprehensive income	—	—	—	138,941	—	138,941

Adoption of ASU 2016-09 (Note 1)	—	—	—	—	268,000	268,000

Net loss from continuing operations	—	—	—	—	(39,003)	(39,003)

Net loss from discontinued operations	—	—	—	—	(97,361)	(97,361)

Balances - September 24, 2017	26,848,507	$2,623	$21,624,434	$(795,281)	$(24,402,742)	$(3,570,966)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities
Net loss	$(136,364)	$(1,141,147)
Net loss from discontinued operations	(97,361)	(3,264,629)
Net income (loss) from continuing operations	(39,003)	2,123,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,149,050	11,212,555
Amortization of debt discount and loan fees	156,951	178,287
Amortization of gain on sale-leaseback	(99,657)	(95,878)
Loss on asset disposals	302,652	263,371
Share-based compensation	284,100	351,377
Deferred income taxes	(1,573,644)	(100,119)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	172,395	(56,139)
Inventory	196,987	135,837
Prepaid and other assets	134,593	(704,206)
Intangible assets	(28,729)	31,763
Other long-term assets	46,455	746,772
Accounts payable	1,228,025	(1,049,207)
Accrued liabilities	(1,270,506)	(1,049,327)
Deferred rent	137,342	81,177
Net cash provided by operating activities of continuing operations	9,797,011	12,069,745
Net cash used in operating activities of discontinued operations	(97,361)	(3,859,500)
Net cash provided by operating activities	9,699,650	8,210,245

Cash flows from investing activities
Purchases of property and equipment	(4,453,861)	(12,161,596)
Net cash used in investing activities of continuing operations	(4,453,861)	(12,161,596)
Net cash used in investing activities of discontinued operations	—	(640,655)
Net cash used in investing activities	(4,453,861)	(12,802,251)

Cash flows from financing activities
Proceeds from issuance of long-term debt	4,650,965	8,609,154
Repayments of long-term debt	(9,237,466)	(13,634,717)
Proceeds from employee stock purchase plan	45,005	31,223
Tax withholdings for restricted stock units	(59,928)	(9,326)
Net cash used in financing activities	(4,601,424)	(5,003,666)

Net increase (decrease) in cash and cash equivalents	644,365	(9,595,672)

Cash and cash equivalents, beginning of period	4,021,126	13,499,890

Cash and cash equivalents, end of period	$4,665,491	$3,904,218

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

Principles of Consolidation

The consolidated financial statements as of September 24, 2017 and December 25, 2016, and for the nine-month periods ended September 24, 2017 and September 25, 2016, have been prepared by DRH pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of September 24, 2017 and for the nine-month periods ended September 24, 2017 and September 25, 2016 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 25, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016, which is included in Item 8 in the Fiscal 2016 Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the nine-month periods ended September 24, 2017 and September 25, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

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

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both September 24, 2017 and December 25, 2016, we had goodwill of $50.1 million.

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

ASC Topic 350-20, Intangibles - Goodwill and Other, gives companies the option to perform a one-step (step zero) qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the first and second steps of the goodwill impairment test would be necessary. Conversely, if we do not make this determination, no further action would be required.

As of December 25, 2016, as a result of step zero of the qualitative assessment, the Company has concluded that its goodwill is recoverable. At September 24, 2017, there were no impairment indicators warranting an analysis.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During the three-month and nine-month periods ended September 24, 2017 and September 25, 2016, no impairment was recognized.

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

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, favorable and unfavorable operating leases, and loan fees and are stated at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life, as follows: franchise fees- 10 – 20 years, trademarks- 15 years, non-compete agreements- 3 years, favorable and unfavorable leases - over the term of the respective leases and loan fees - over the term of the respective loan.

Liquor licenses, if transferable, are deemed to have an indefinite life and are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment charge is recorded. During the three-month and nine-month periods ended September 24, 2017 and September 25, 2016, no impairment was recognized.

Concentration Risks

Approximately 77% and 76% of the Company's continuing revenues for the three months ended September 24, 2017 and September 25, 2016, respectively, were generated from food and beverage sales from restaurants located in the Midwest region.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The remaining 23% and 24% of the Company's continuing revenues for the three months ended September 24, 2017 and September 25, 2016, respectively, were generated from food and beverage sales from restaurants located in Florida.

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

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) and other banks to fix interest rates on a portion of its portfolio of variable rate debt, which reduces exposure to interest rate fluctuations. Our derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge would be recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

The interest rate swap agreements associated with the Company’s current debt agreement qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive loss, net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheets in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 7 and Note 14 for additional information on the interest rate swap agreements.

Blazin' Rewards® Loyalty Program

In 2017, the Company completed the implementation of a customer loyalty program, Blazin' Rewards®. The program allows members to earn points when they make purchases at our restaurants. The Company developed an estimate for the value of each point based on historical data. We record the fair value, net of estimated breakage, of the points as a reduction of restaurant sales and establish a liability within deferred revenue as the points are earned. Breakage is the percentage of points earned that are not expected to be redeemed. The revenue associated with the points is recognized upon the redemption of the points. Points generally expire after six months of inactivity.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the updated requirements will materially impact our consolidated financial statements.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 Revenue with Contracts from Customers (Topic 606). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 provides specific guidance for the de-recognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing." ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. The Company expects to adopt these standards upon their effective date. While the Company's evaluation of the standard is ongoing, our preliminary assessment indicates that the new revenue recognition standard will not materially impact the recognition of restaurant sales, our primary source of revenue. As we continue the evaluation, documentation and implementation of ASU 2016-09, other areas which could be impacted may be identified. Additionally, this guidance will require us to enhance our disclosures, including disclosing performance obligations to customers arising from certain promotional activity, such as our customer loyalty program. With respect to the transition method for adoption, we expect to adopt this standard using the modified retrospective approach. We expect to complete the evaluation and documentation by year end December 31, 2017.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2.0 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders. Through the period ended September 24, 2017, no additional funding has been required.

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

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provides certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA is intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. The agreement expires in December 2017, at which time the parties may negotiate which services will be required on an ongoing basis and the fees that will be charged for such services.

Information related to Bagger Dave's has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the three and nine month periods ended September 25, 2016 have been presented as discontinued operations. Additionally, all activity related to the discontinued operation at the Company is presented as discontinued operations for the three and nine month periods ended September 24, 2017.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the nine-month periods ended September 24, 2017 and September 25, 2016 have been presented separately on the face of the cash flow statement. The Bagger Dave's cash flows from financing activities for these years have not been separately reported on the consolidated statements of cash flows since there was only one financing function for both entities.

The following are major classes of line items constituting pre-tax loss from discontinued operations:

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue	$—	$5,063,316	$—	$15,772,729
Restaurant operating and closure related costs (exclusive of depreciation and amortization)		(5,265,968)	96,276	(16,125,720)
General and administrative expenses	(22,960)	(909,153)	(251,828)	(1,865,550)
Depreciation and amortization		(1,547,698)	—	(2,671,419)
Pre-opening costs	—	(11,664)	—	(363,763)
Other income	—	1,018	—	9,905
Gain (loss) on asset disposals	—	(77,863)	—	649,911
Loss from discontinued operations before income taxes	(22,960)	(2,748,012)	(155,552)	(4,593,907)
Income tax benefit	7,806	762,178	58,191	1,329,278

Loss from discontinued operations	$(15,154)	$(1,985,834)	$(97,361)	$(3,264,629)

The operating results of the discontinued operations include only direct expenses incurred by Bagger Dave’s. Interest expense was not allocated to discontinued operations because the Company’s debt under the $155 million secured credit facility remained with the Company.

Prior to the Spin-Off, Bagger Dave's was a reportable segment of the Company. Following the Spin-Off, there were no assets or liabilities remaining from the Bagger Dave's operations as of December 25, 2016. See Note 3 for a discussion of involvement the Company continues to have with Bagger Dave's after the Spin-Off.

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

Lease Guarantees

At September 24, 2017, the Company is a guarantor for 17 leases, three of which have been re-leased to an unaffiliated party . In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability in the amount of $0.3 million as of December 25, 2016, which is included in other liabilities on the Consolidated Balance Sheet as of September 24, 2017 and December 25, 2016. No liability had previously been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of September 24, 2017 and December 25, 2016, no loss under the guarantees was probable because all but one of the Bagger Dave's restaurants subject to the leases is either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

payments. With respect to the one recent closure, we expect to find a new tenant for the site and, in the meantime, Bagger Dave's is continuing to make the lease payments.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $8.8 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of September 24, 2017. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term.  The guarantee expiration dates range from less than 1 month to 12 years as of September 24, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. Since 2015, 10 Bagger Dave’s locations with DRH lease guarantees were closed. New tenants were found to step into the Company’s lease obligations for 7 of these locations in 3 to 14 months from the date of closure. Over this time, 6 guarantees expired or terminated, and 4 remain obligations of the Company. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of September 24, 2017:

Location of lease	Status of location	Guarantee expiry date	Liability recognized on balance sheet	Future guaranteed lease payments
Holland, MI	Closed / re-leased	10/09/17	$2,101	$2,177
Bloomfield, MI	Open	01/14/18	2,787	25,833
Shelby Township, MI	Open	01/31/18	2,622	25,929
West Chester Township, OH	Open	02/01/18	2,866	28,333
Woodhaven, MI	Closed	11/30/18	4,426	86,567
Traverse City, MI	Open	01/31/19	5,887	121,667
Fort Wayne, IN	Open	01/31/19	5,424	111,909
Grand Blanc, MI	Open	01/31/20	6,759	164,667
Centerville, OH	Open	11/30/20	13,293	345,343
Chesterfield Township, MI	Open	12/31/20	8,092	211,250
E. Lansing, MI	Open	09/10/21	2,334	75,000
Birch Run, MI	Open	12/31/24	23,557	690,138
Berkley, MI	Open	06/08/29	32,532	989,520
Cascade Township, MI	Open	06/08/29	29,856	908,124
Avon, IN	Closed / re-leased	06/30/29	48,658	1,480,024
Greenwood, IN	Closed / re-leased	06/30/29	50,372	1,532,160
Canton, MI	Open	06/30/30	63,541	1,971,938
Totals			$305,107	$8,770,579

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.          PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following assets:

	September 24, 2017	December 25, 2016
Equipment	$30,265,430	$29,426,476
Furniture and fixtures	7,466,401	7,275,923
Leasehold improvements	64,837,092	63,449,082
Restaurant construction in progress	27,720	94,595
Total	102,596,643	100,246,076
Less accumulated depreciation	(51,911,716)	(43,616,045)
Property and equipment, net	$50,684,927	$56,630,031

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 24, 2017	December 25, 2016
Amortized intangible assets
Franchise fees	$1,290,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	368,083	368,083
Total	2,089,129	2,089,129
Less accumulated amortization	(859,779)	(718,517)
Amortized intangible assets, net	1,229,350	1,370,612

Unamortized intangible assets
Liquor licenses	1,264,252	1,295,752
Total intangible assets, net	$2,493,602	$2,666,364

Amortization expense was $21,067 and $21,571, $63,443 and $64,912 for the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016, respectively. Amortization of favorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 8.5 years at September 24, 2017.

6.    OTHER ACCRUED LIABILITES

	September 24, 2017	December 25, 2016
Sales tax payable	$671,642	$816,215
Accrued interest	590,450	442,976
Accrued royalty fees	162,407	144,727
Accrued property taxes	315,412	490,809
Accrued loyalty rewards	279,923	—
Other	524,582	747,542
Total other accrued liabilities	$2,544,416	$2,642,269

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 24, 2017	December 25, 2016
$120.0 million term loan - the rate at September 24, 2017 and December 25, 2016 was 4.73% and 4.12%, respectively.	$92,198,617	$99,698,616

$23.0 million development line of credit, converted to $18.2 million facility term loan in December 2016 - the rate at September 24, 2017 and December 25, 2016 was 4.73% and 4.21%, respectively.	17,062,009	18,199,476

$5.0 million revolving line of credit - the rate at September 24, 2017 and December 25, 2016 was 4.79% and 6.25%, respectively.	5,000,000	4,000,000

$5.0 million development line of credit - the rate at September 24, 2017 was 4.73%.	3,050,965	—

Unamortized discount and debt issuance costs	(555,121)	(712,072)

Total debt	116,756,470	121,186,020

Less current portion	(11,375,468)	(11,307,819)

Long-term debt, net of current portion	$105,381,002	$109,878,201

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $555,121 and $712,072 at September 24, 2017 and December 25, 2016, respectively. The unamortized portion of capitalized debt issuance costs related to the DLOC and RLOC totaled $180,359 and $244,336 at September 24, 2017 and December 25, 2016, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016 interest expense was $1.8 million and $1.4 million, $5.0 million and $4.3 million, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. On June 30, 2017, the Company entered into an amendment agreement for purposes of revising the maximum lease adjusted leverage ratio and revising certain definitions impacting the calculation of the ratio. As of September 24, 2017, the Company is in compliance with the loan covenants.

At September 24, 2017, the Company has six interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive loss, net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			September 24, 2017
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$3,619,048	$696	$—
October 2012	0.9%	October 2017	1,714,286	438	—
July 2013	1.4%	April 2018	2,190,476	—	1,307
May 2014	1.5%	April 2018	7,678,571	—	8,540
January 2015	1.8%	December 2019	21,547,619	—	133,945
August 2015	2.3%	June 2020	60,783,333	—	1,062,316
Total			$97,533,333	$1,134	$1,206,108

			December 25, 2016
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$5,333,333	$—	$21,037
October 2012	0.9%	October 2017	2,357,143	—	723
July 2013	1.4%	April 2018	4,761,905	—	18,949
May 2014	1.5%	April 2018	9,285,714	—	58,359
January 2015	1.8%	December 2019	21,119,048	—	271,144
August 2015	2.3%	June 2020	49,696,875	—	1,045,279
Total			$92,554,018	$—	$1,415,491

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.            SHARE-BASED COMPENSATION

Restricted share awards

On July 13, 2017, the Company's shareholders approved a new stock incentive plan - the Stock Incentive Plan of 2017. No further grants will be made under the Stock Incentive Plan of 2011. The Stock Incentive Plan of 2017 authorized a total of 2,500,000 shares for issuance as incentive awards.

For the nine-months ended September 24, 2017, and September 25, 2016, restricted shares were issued to certain team members under the Stock Incentive Plan of 2011 and the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $2.31 and $1.52, respectively. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Compensation Committee. Unrecognized share-based compensation expense of $778,737 at September 24, 2017 will be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares vested during the nine-month periods ended September 24, 2017 and September 25, 2016, was $386,675 and $108,671, respectively. Under the Stock Incentive Plan of 2017, there were 2,270,001 shares available for future awards at September 24, 2017.

The following table presents the restricted shares transactions during the nine-month period ended September 24, 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	263,332
Vested	(132,158)
Vested shares tax portion	(22,716)
Expired/Forfeited	(48,850)
Unvested, September 24, 2017	532,999

The following table presents the restricted shares transactions during the nine-month period ended September 25, 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	342,331
Vested	(63,106)
Vested shares tax portion	(5,940)
Expired/Forfeited	(23,851)
Unvested, September 25, 2016	490,558

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At September 24, 2017, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both September 24, 2017 and September 25, 2016.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the nine-months ended September 24, 2017 and September 25, 2016, the Company issued 24,519 and 21,896 shares, respectively. Under the ESPP, there were 159,806 shares available for future purchase at September 24, 2017.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

Share-based compensation of $0.1 million and $0.1 million, $0.3 million and $0.4 million, was recognized during the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016, respectively, as compensation cost in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statement of Stockholders' Equity (Deficit) to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of September 24, 2017. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The effective income tax expense (benefit) rate for continuing operations was (63.2)% and (14.9)% , (97.5)% and 4.0% for the three-month periods ended September 24, 2017 and September 25, 2016 and the nine-month periods ended September 24, 2017 and September 25, 2016, respectively. The change in the effective income tax rate for the nine months ended September 24, 2017 compared with the nine months ended September 25, 2016 is primarily attributable to the decrease in income before income taxes and the fluctuations that the tip credits cause in the effective tax rate when income (loss) is relatively close to break even.

The deferred tax asset as of September 24, 2017 was $18.0 million. On a quarterly basis, the Company evaluates the recoverability of the asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment. Currently, we have concluded no valuation reserve against the deferred tax asset is necessary, however unfavorable business conditions in the future could cause this assessment to change.

10.           OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.2 million and $2.2 million, $6.6 million and $6.5 million for the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 24, 2017 are summarized as follows:

Year	Amount
Remainder of 2017	$2,282,774
2018	8,947,232
2019	8,249,477
2020	8,170,861
2021	7,342,901
Thereafter	33,729,527
Total	$68,722,772

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.           COMMITMENTS AND CONTINGENCIES

The Company’s ADA with BWLD calls for it to open 42 restaurants by April 1, 2021. As of September 24, 2017 we have opened 30 restaurants under the ADA. We are currently in discussions with BWLD with respect to both the timing and desirability of building the remaining 12 restaurants pursuant to the current ADA. If the ADA is not renegotiated, the Company may choose not to build some, or all of the remaining 12 locations in exchange for a fee of $50,000 for each unbuilt unit.

The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (between 3.00% and 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.50% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $2.0 million and $2.3 million in royalty expense for the three-month periods ended September 24, 2017 and September 25, 2016 and $6.0 million and $6.3 million for the nine-month periods ended September 24, 2017 and September 25, 2016, respectively. Advertising fund contribution and advertising cooperative expenses were $1.3 million and $1.4 million for the three-month periods ended September 24, 2017 and September 25, 2016 and $4.0 million and $4.1 million for the nine-month periods ended September 24, 2017 and September 25, 2016. Amounts are recorded in Other Operating Costs on the Consolidated Statement of Operations.

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

In connection with the Spin-Off of Bagger Dave’s, the Company’s board of directors approved a cash distribution of $2.0 million to $3.0 million to Bagger Dave’s within twelve months of the transaction date. On December 25, 2016, the Company contributed $2.0 million in cash to Bagger Dave’s as part of the Spin-Off. The additional $1.0 million of funding by the Company would only be considered if deemed necessary, and would only be made if approved by the Company’s lenders. As of September 24, 2017, no additional funding has been required.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016:

	Three months ended
	September 24, 2017	September 25, 2016
Income (loss) from continuing operations	$(543,240)	$596,709
Loss from discontinued operations	(15,154)	(1,985,834)
Net loss	$(558,394)	$(1,389,125)

Weighted-average shares outstanding	26,764,776	26,625,615
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,764,776	26,625,615

Earnings per common share from continuing operations	$(0.02)	$0.02
Earnings per common share from discontinued operations	—	(0.07)
Earnings per common share	$(0.02)	$(0.05)

Earnings per common share - assuming dilution - from continuing operations	(0.02)	0.02
Earnings per common share - assuming dilution - from discontinued operations	—	(0.07)
Earnings per common share - assuming dilution	$(0.02)	$(0.05)

	Nine Months Ended
	September 24, 2017	September 25, 2016
Income (loss) from continuing operations	$(39,003)	$2,123,482
Loss from discontinued operations	(97,361)	(3,264,629)
Net loss	$(136,364)	$(1,141,147)

Weighted-average shares outstanding	26,672,057	26,434,238
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,672,057	26,434,238

Earnings per common share from continuing operations	$—	$0.08
Earnings per common share from discontinued operations	—	(0.12)
Earnings per common share	$—	$(0.04)

Earnings per common share - assuming dilution - from continuing operations	—	0.08
Earnings per common share - assuming dilution - from discontinued operations	—	(0.12)
Earnings per common share - assuming dilution	$—	$(0.04)

During the three and nine month periods ended September 24, 2017 and the three and nine month periods ended September 25, 2016, 533,000 and 490,559 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.7 million and $1.4 million, $4.7 million and $4.2 million during the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016, respectively.

Cash paid for income taxes was $0 and $0, $2,819 and $10,000 during the three-month periods ended September 24, 2017 and September 25, 2016 and nine-month periods ended September 24, 2017 and September 25, 2016, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of September 24, 2017 and September 25, 2016, was $0.0 million and $0.5 million, respectively.

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

As of September 24, 2017 and December 25, 2016, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of September 24, 2017 and December 25, 2016, our total debt was approximately $116.8 million and $121.2 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and nine month periods ended September 24, 2017 and the fiscal year ended December 25, 2016.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those liabilities measured on a recurring basis as of September 24, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Liability Total
Interest rate swaps	$—	$(1,204,974)	$—	$(1,204,974)
Lease guarantee liability	—	(305,107)	—	(305,107)
Total	$—	$(1,510,081)	$—	$(1,510,081)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Liability Total
Interest rate swaps	$—	$(1,415,491)	$—	$(1,415,491)
Lease guarantee liability	—	(306,000)	—	(306,000)
Total	$—	$(1,721,491)	$—	$(1,721,491)

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive Loss:

	Three Months Ended September 24, 2017	Three Months Ended September 25, 2016
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(1,088,255)	$(2,420,504)

Income recorded to other comprehensive loss	443,900	539,464
Tax expense	(150,926)	(183,417)
Other comprehensive income	292,974	356,047

Accumulated OCL	$(795,281)	$(2,064,457)

	Nine Months Ended September 24, 2017	Nine Months Ended September 25, 2016
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(934,222)	$(1,006,667)

Income (loss) recorded to other comprehensive loss	210,517	(1,602,713)
Tax benefit (expense)	(71,576)	544,923
Other comprehensive income (loss)	138,941	(1,057,790)

Accumulated OCL	$(795,281)	$(2,064,457)

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this “Quarterly Report on Form 10-Q” may contain information that includes or is based upon certain “forward-looking statements” relating to our business. These forward-looking statements represent management’s current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “anticipates,” “plans,” “believes,” “expects,” “projects,” “intends,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, those relating to our ability to secure the additional financing adequate to execute our business plan; our ability to locate and start up new restaurants; acceptance of our restaurant concepts in new marketplaces; and the cost of food and other operating costs. Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission ("SEC"), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

OVERVIEW

Diversified Restaurant Holdings, Inc. and its wholly-owned subsidiaries (“DRH” or the "Company") is a single-concept restaurant company operating 65 BWW franchised restaurants. As the largest franchisee of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. As of September 24, 2017, we had 65 restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We believe our historical track record of acquiring and integrating restaurants provides us with additional future growth opportunities and we will seek to take advantage of strategic acquisitions that may be available in the marketplace.

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

RESULTS OF OPERATIONS

For the three-month period ended September 24, 2017 ("Third Quarter 2017"), revenue was generated from the operations of 65 restaurants. For the three-month period ended September 25, 2016 ("Third Quarter 2016"), revenue was generated from the operations of 64 restaurants. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales is defined as a restaurant's comparable sales in the first full month after the 18th month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 62 and 60 restaurants at September 24, 2017 and September 25, 2016, respectively.

Results of Operations for the Three Months Ended September 24, 2017 and September 25, 2016

	Three months ended
	September 24, 2017	September 25, 2016
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.5%	27.4%
Compensation costs	25.4%	24.7%
Occupancy costs	7.6%	7.0%
Other operating costs	22.3%	21.4%
General and administrative expenses	5.9%	5.7%
Pre-opening costs	0.2%	0.2%
Depreciation and amortization	8.3%	8.7%
Loss on asset disposal	—%	0.2%
Total operating expenses	99.2%	95.3%

Operating profit	0.8%	4.7%

Interest expense	(4.6)%	(3.5)%
Other income, net	0.1%	0.0%

Income (loss) from continuing operations before income taxes	(3.7)%	1.2%

Income tax benefit of continuing operations	2.4%	0.3%

Income (loss) from continuing operations	(1.3)%	1.5%

Loss from discontinued operations before income taxes	(0.1)%	(6.6)%
Income tax benefit of discontinued operations	—%	1.8%
Loss from discontinued operations	(0.1)%	(4.8)%

Net Loss	(1.4)%	(3.3)%

Revenue for Third Quarter 2017 was $39.3 million, a decrease of $2.3 million, or 5.7%, compared to $41.6 million of revenue generated during Third Quarter 2016. The decrease was driven by lost sales due to Hurricane Irma, major construction projects impacting two locations, the honeymoon phase of two new restaurants that opened in the Second Quarter 2016 and the impact of the revenue deferral related to the Blazin' Rewards loyalty program launched in late-2016. The decrease was partially offset by a new restaurant opening late in Second Quarter 2017. Third Quarter 2017 same-store sales decreased by 4.4%.

Food, beverage, and packaging costs increased by $0.2 million, or 1.5%, to $11.6 million in Third Quarter 2017 from $11.4 million in Third Quarter 2016 due to the increase in the number of restaurants operating in 2017. Food, beverage, and packaging costs as a percentage of revenue increased to 29.5% in Third Quarter 2017 from 27.4% in Third Quarter 2016 primarily due to higher traditional chicken wing costs and an increase in promotional activity. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.14 in Third Quarter 2017 compared with $1.70 in Third Quarter 2016, while the mix of traditional wings to total product sales increased from 29.6% in the Third Quarter of 2016 to 38.3% in the Third Quarter of 2017, driven by promotions.

Compensation costs decreased by $0.3 million, or 2.9%, to $10.0 million in Third Quarter 2017 from $10.3 million in Third Quarter 2016. The decrease was primarily due to lower volumes, and lower bonuses and labor overhead expense. Compensation costs as a percentage of sales increased to 25.4% in Third Quarter 2017 from 24.7% in Third Quarter 2016 as a result of lower volumes compared to the same period last year.

Occupancy costs increased $0.1 million, or 2.4%, to $3.0 million in Third Quarter 2017 from $2.9 million in Third Quarter 2016 due to having more restaurants in Third Quarter of 2017. Occupancy as a percentage of sales increased to 7.6% in Third Quarter 2017 compared with 7.0% Third Quarter 2016 due to lower sales compared to the same period last year.

Other operating costs decreased $0.1 million, or 1.7%, to $8.8 million in Third Quarter 2017 from $8.9 million in Third Quarter 2016 primarily due to cost saving initiatives. Other operating costs as a percentage of sales increased to 22.3% in Third Quarter 2017 from 21.4% in Third Quarter 2016, due to lower sales compared to the same period last year.

General and administrative expenses decreased $0.1 million, or 3.1%, to $2.3 million in Third Quarter 2017 from $2.4 million in Third Quarter 2016.  This decrease was primarily due to a decrease in corporate wages and lower marketing expenses. General and administrative expenses as a percentage of sales increased to 5.9% in Third Quarter 2017 from 5.7% in Third Quarter 2016.

Depreciation and amortization decreased by $0.4 million, or 10.5%, to $3.2 million in Third Quarter 2017 from $3.6 million in Third Quarter 2016. This decrease was primarily due to fixed asset disposals partially offset by the addition of a new restaurant opened in the Second Quarter of 2017. Depreciation and amortization as a percentage of sales decreased to 8.3% in Third Quarter 2017 from 8.7% in Third Quarter 2016.

Results of Operations for the Nine Months Ended September 24, 2017 and September 25, 2016

	Nine months ended
	September 24, 2017	September 25, 2016
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.6%	27.7%
Compensation costs	25.2%	24.8%
Occupancy costs	7.0%	6.7%
Other operating costs	21.2%	20.6%
General and administrative expenses	5.4%	5.5%
Pre-opening costs	0.3%	0.5%
Depreciation and amortization	8.2%	8.9%
Loss on asset disposal	0.2%	0.2%
Total operating expenses	97.1%	94.9%

Operating profit	2.9%	5.1%

Interest expense	(4.1)%	(3.4)%
Other income, net	0.1%	0.1%

Income (loss) from continuing operations before income taxes	(1.1)%	1.8%

Income tax benefit (expense) of continuing operations	1.2%	(0.1)%

Income from continuing operations	0.1%	1.7%

Loss from discontinued operations before income taxes	(0.1)%	(3.7)%
Income tax benefit of discontinued operations	—%	1.1%
Loss from discontinued operations	(0.1)%	(2.6)%

Net Loss	—%	(0.9)%

Revenue for Year to Date 2017 was $123.5 million, a decrease of $2.2 million, or 1.7%, over $125.7 million of revenue generated during Year to Date 2016. The decrease was driven by lost sales from Hurricane Irma, unfavorable number of major sporting events in our core markets in the Second Quarter, a decline in traffic and the impact of the revenue deferral related to the Blazin' Rewards loyalty program launched in late-2016, partially offset by sales from a new restaurant opened in Second Quarter 2017. Year to Date 2017 same-store sales decreased by 2.7%.

Food, beverage, and packaging costs increased by $1.6 million, or 4.7%, to $36.5 million in Year to Date 2017 from $34.9 million in Year to Date 2016 due to the increase in the number of restaurants operating in 2017. Food, beverage, and packaging costs as a percentage of revenue increased to 29.6% in Year to Date 2017 from 27.7% in Year to Date 2016 primarily due to commodity cost inflation and an increase in promotional activity. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.06 in Year to Date 2017 compared with $1.85 in Year to Date 2016, while the yield from bone-in chicken wings was reduced in Year to Date 2017 compared to Year to Date 2016 as a result of larger average pieces, as we purchase by the pound and sell by the piece.

Compensation costs were flat at $31.1 million in Year to Date 2017 and Year to Date 2016. Compensation costs as a percentage of sales increased to 25.2% in Year to Date 2017 from 24.8% in Year to Date 2016 due to lower average unit volumes.

Occupancy costs increased $0.3 million, or 3.1%, to $8.7 million in Year to Date 2017 from $8.4 million in Year to Date 2016 due to the increased number of restaurants operating in 2017. Occupancy as a percentage of sales increased to 7.0% in Year to Date 2017 compared with 6.7% in Year to Date 2016 primarily due to lower volumes.

Other operating costs increased $0.4 million, or 1.5%, to $26.2 million in Year to Date 2017 from $25.8 million in Year to Date 2016 due to the increased number of restaurants operating in 2017. Other operating costs as a percentage of sales increased to 21.2% in Year to Date 2017 from 20.6% in Year to Date 2016, primarily due to lower average unit volumes.

General and administrative expenses decreased $0.2 million, or 2.5%, to $6.7 million in Year to Date 2017 from $6.9 million in Year to Date 2016. This decrease was primarily due to a decrease in corporate wages and marketing expenses. General and administrative expenses as a percentage of sales remained relatively flat at 5.4% in Year to Date 2017 and 5.5% in Year to Date 2016.

Pre-opening costs decreased $0.3 million, or 38.0%, to $0.4 million in Year to Date 2017 from $0.7 million in Year to Date 2016. We opened one new restaurant in Second Quarter 2017 and opened two new restaurants in the Second Quarter 2016. Pre-opening costs as a percentage of sales decreased to 0.3% in Year to Date 2017 from 0.5% in Year to Date 2016.

Depreciation and amortization decreased by $1.1 million, or 9.5%, to $10.1 million in Year to Date 2017 from $11.2 million in Year to Date 2016. This decrease was primarily due to fixed asset disposals partially offset by the addition of two new restaurants opened in the Second Quarter of 2016 and one new restaurant opened in Second Quarter 2017. Depreciation and amortization as a percentage of sales decreased to 8.2% in Year to Date 2017 from 8.9% in Year to Date 2016.

INTEREST AND TAXES

Interest expense was $1.8 million and $1.4 million during Third Quarter 2017 and in Third Quarter 2016, respectively. Interest expense was $5.0 million and $4.3 million in Year to Date 2017 and in Year to Date 2016, respectively. The increase was primarily due to increased debt resulting from building new restaurants in fiscal 2016 and Second Quarter 2017.

For Third Quarter 2017, DRH had an income tax benefit of $0.9 million compared to Third Quarter 2016 income tax benefit of $0.1 million. For Year to Date 2017, DRH had an income tax benefit of $1.5 million compared to Year to Date 2016 income tax provision of $0.1 million. The increase in the income tax benefit was primarily attributable to the increase in estimated tip tax credits for 2017 creating a tax recovery. As the decrease in income before income taxes for the nine months ended September 24, 2017 resulted in an operating loss, the effective income tax rate appears as an expense but is effectively a recovery generated by the operating loss and the increase in estimated tip tax credits.

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

The current debt agreement contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a minimum required debt service coverage ratio and a maximum permitted lease adjusted leverage ratio. On June 30, 2017, the Company entered into an amendment agreement for purposes of revising the maximum lease adjusted leverage ratio and revising certain definitions impacting the calculation of the ratio. As of September 24, 2017, the Company was in compliance with the loan covenants.

We believe that our current cash balance, in addition to our cash flow from operations and availability of credit, will be sufficient to fund our present operations and meet our commitments on our existing debt. However, if current negative sales trends persist, key commodity costs remain elevated, or suitable acquisition opportunities or other working capital needs arise that require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources or restructuring our existing debt at reasonable rates and terms. We may also issue additional shares of common or preferred stock to raise funds.

Our capital requirements are primarily dependent upon the pace of our new restaurant growth plan and our restaurant remodeling schedule. The new restaurant growth plan is primarily dependent upon economic conditions, the real estate market and resources to both develop and operate new restaurants. Our capital expenditure outlays are also dependent on the cost and potential obligation to invest in maintenance, facility upgrades, capacity enhancements, information technology and other general corporate capital expenditures.

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

Cash flow from continuing operations for the nine months ended September 24, 2017 was $9.8 million compared with $12.1 million for the nine months ended September 25, 2016. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2017, capital expenditures are anticipated to total approximately $6.0 million. We plan to use the capital as follows: approximately 45.0% for new restaurant openings and the remaining 55.0% for restaurant remodels, upgrades, maintenance and other general corporate purposes.

Although investments in new restaurants have been an integral part of our strategic and capital expenditures plan, we also believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests. Depending on the age of the existing restaurants, upgrades have ranged from approximately $50,000 (for minor interior refreshes) to approximately $1.3 million (for a full remodel of the restaurant). We target remodels of $0.3 million to $0.7 million to upgrade a typical BWW restaurant to the new Stadia design, where the higher end of the range would also typically include an expansion such as the addition of an enclosed patio. The Company's strategy is to fully remodel existing BWW restaurants to the Stadia design at time of scheduled refresh or remodel, typically within seven years of opening.

Mandatory Upgrades

In fiscal year 2017, we have invested in two mandatory remodels of existing BWW restaurants. These have been primarily funded through cash from operations, supplemented by borrowing on our development line of credit.

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

All of our restaurant staff members are paid hourly rates based on, or in excess of, the federal minimum wage. Certain operating costs, such as taxes, insurance, and other outside services continue to increase with the general level of inflation or at higher rates and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. There can be no assurance that we will be able to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's ADA requires DRH to open 42 BWW restaurants within its designated development territory by April 1, 2021. As of September 24, 2017, 30 of the required 42 restaurants under the ADA had been opened for business. We are in discussions with BWLD regarding the remaining 12 restaurants required by 2021. The Company may continue to open new locations, but at a lower number over a longer period of time under an amended ADA.

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 17 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $8.8 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 1 month to 12 years as of September 24, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. Since 2015, 10 Bagger Dave’s locations with DRH lease guarantees were closed. New tenants were found to step into the Company’s lease obligations for 7 of these locations in 3 to 14 months from the date of closure. Over this time, 6 guarantees expired or terminated, and 4 remain obligations of the Company.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 24, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 24, 2017.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	November 3, 2017	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
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