Form 10-K
period 2017-12-31
Diversified Restaurant Holdings, Inc.
filed 2018-03-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $36.8 million based on the per share closing price of the Company's common stock as reported on the NASDAQ stock market on June 23, 2017.

The number of shares outstanding of the registrant's common stock as of March 8, 2018 was 26,850,416 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 24, 2018, are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

●	the success of our existing and new restaurants;

●	our ability to identify appropriate sites and to finance the development and expansion of our operations;

●	changes in economic conditions;

●	damage to our reputation or lack of acceptance of our brand in existing or new markets;

●	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

●	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

●	changes in food availability and costs;

●	labor shortages and increases in our compensation costs, including, as a result, changes in government regulation;

●	increased competition in the restaurant industry and the segments in which we compete;

●
the impact of legislation and regulations regarding nutritional information, new information or attitudes regarding diet and health, or adverse opinions about the health of consuming our menu offerings;

●	the impact of federal, state, and local beer, liquor, and food service regulations;

●	the success of our and our franchisor's marketing programs;

●	the impact of new restaurant openings, including the effect on our existing restaurants of opening new restaurants in the same markets;

●	the loss of key members of our management team;

●	inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

●	the impact of litigation;

●	the adequacy of our insurance coverage and fluctuating insurance requirements and costs;

●	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

●	our ability to obtain debt or other financing on favorable terms, or at all;

●	the impact of a potential asset impairment charge in the future;

●	the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;

●	our ability to protect our intellectual property;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of any materially adverse changes in our federal, state, and local taxes;

●	the impact of any food-borne illness outbreak;

●	our ability to maintain our relationship with our franchisor on economically favorable terms;

●	the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through the sale of our common stock;

●	the effect of changes in accounting principles applicable to us; and

●	the impact on the Company's future results as a result of its guarantees of certain leases of Bagger Dave's Burger Tavern, Inc.

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

ITEM 1.     BUSINESS

Business Overview

DRH is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. As of December 31, 2017, we had 65 restaurants in Florida, Illinois, Indiana, Michigan and Missouri, including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.

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

During the fourth quarter of 2017, DRH reached an agreement terminating its area development agreement (“ADA”) with Buffalo Wild Wings International, Inc. ("BWLD"). Prior to its termination, DRH had opened 30 restaurants under the ADA. As a result of this termination, DRH does not currently have any development obligations.

DRH is continually recognized as a leading franchisee in the BWW system. For example, in 2014 our Chief Operating Officer received the Founders' Award, and in both 2014 and 2015 we were recognized as Franchisee of the Year. In 2015 and 2017, three of our restaurants were awarded for sales performance and, in 2016, four of the Company's restaurants were recognized as Blazin' 25 restaurants, which rewards the top performing 25 franchise restaurants in the system. Also, in 2016 our Chief Operating Officer was awarded the Franchise Advisory Council Excellence Award.

The following organizational chart outlines the current corporate structure of DRH. A brief textual description of the entities follows the organizational chart. DRH is incorporated in Nevada.

DRH diversifiedrestaurantholdingsinc.

AMC Group
Operational and Administrative Center
AMC Wings
BWW Locations
Florida 18
Illinois 7
Indiana 5
Michigan 20
Missouri 15
Total 65
AMC Real Estate
Real Estate Holding Company

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

WINGS was formed on March 12, 2007, and serves as a holding company for our restaurants. We are economically dependent on retaining our franchise rights with BWLD. The franchise agreements have specific initial term expiration dates ranging from December 2020 through June 2037, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through June 2052. We believe we are in substantial compliance with the terms of these agreements. We are in discussions with the franchisor with respect to our anticipated schedule to complete certain remodels that are required under the franchise agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for any real estate properties owned by DRH. Currently, DRH does not own any real estate after completing a sale leaseback transaction.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034. Our telephone number is (248) 223-9160. We can also be found on the Internet at www.diversifiedrestaurantholdings.com.

Background

Bagger Dave’s Spin-Off

On December 25, 2016, DRH completed a tax-free spin-off (the “Spin-Off”) of its Bagger Dave's business. Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada corporation ("Bagger Dave's" or "Bagger"), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for Bagger’s operations and is a guarantor for certain of Bagger's lease obligations.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH will provide ongoing administrative support to Bagger in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service.

Restaurant Concept

With 65 BWW restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, seven in Illinois and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan, DRH is one of the largest BWLD franchisees. As of December 31, 2017, BWLD reported over 1,250 BWW restaurants worldwide that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, crave-able menu items, including Buffalo, New York-style chicken wings. BWW restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. The social environment created and the connections made with team members, guests and the local community help to differentiate BWW restaurants. Guests have the option of watching sporting events or other popular programs on various projector screens and televisions, competing in Buzztime ® Trivia or playing video games. The open layout of the restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. BWW restaurants offer flexibility and allow guests to customize their experience to meet their time demands, service preferences or the experience they are seeking for a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event, or a late-night craving.

BWW restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. The made-to-order menu items are enhanced by the bold flavor profile of 16 signature sauces and 5 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Restaurants offer 20 to 40 domestic and imported beers on tap, including craft brews, and a wide selection of bottled beers, wines, and liquor. The award-winning food and memorable experience drive guest visits and loyalty. For fiscal year 2017, our average BWW restaurant derived 83.3% of its revenue from food, including non-alcoholic beverages, and 16.7% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

We are focused on driving same-store-sales growth in all of our locations through the execution of local, traffic-driving marketing and advertising strategies, continued support of the community through sponsorship programs and local charities, and delivery of quality food and service, all in a clean and modern environment. One of our guiding principles is that a happy team member translates to a happy guest. A happy guest drives repeat sales and word-of-mouth referrals, which are two key factors that directly support our local marketing strategy.

We also strive to improve our margins through a number of initiatives, including enhanced methods to manage cost of sales and hourly labor with use of technology and improved application of standards, and working with our service vendors to leverage our scale and obtain higher value at more competitive prices.

We currently own 65 BWW restaurants in five states. We may open a limited number of new BWW locations in our core markets over the long term. However, as capital resources become available, our growth strategy is more likely to consist of disciplined, strategic acquisitions of existing BWW or other franchised restaurants from other operators or franchisors.

Since 2012 we have acquired 29 restaurants in several transactions and have developed a strong process to identify, evaluate and integrate acquisitions. We have been regularly recognized as one of the best operators in the BWW system, and we believe that we can apply our strong operating disciplines and management culture to acquired locations to achieve financial improvements and growth over the long term.

Restaurant Operations

We believe retaining talented and passionate restaurant managers and providing our team members with the tools, skills and motivation to deliver our goal of the ultimate social experience represent two key steps to our success. In order to retain our unique culture, we devote substantial resources to identifying, selecting, and training our restaurant-level team members. We typically have six in-restaurant trainers at each location who provide both front- and back-of-house training on site. We also have a seven-week training program for our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During their training, managers observe our established restaurants’ operations and guest interactions. We believe our focus on guest-centric training is a core strength of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our culture are to be guest driven, team focused, community connected and dedicated to excellence. Our restaurants are generally staffed with one managing partner and up to five assistant managers, depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture. We use regional managing partners to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team. Through regular visits to the restaurants and constant communication with the management team, the regional managing partners ensure adherence to all aspects of our concept, strategy and standards of quality.

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

We offer an incentive program that we believe is very competitive in the restaurant industry. Aside from competitive base salaries and benefits, management is incentivized with a performance-based bonus program. We also provide group health, dental, and vision insurance, a company-sponsored 401(k) plan with a company match feature, a tuition reimbursement program, a referral bonus program and opportunities for career advancement. We emphasize growth from within the organization, giving our team members the opportunity to develop and advance. We believe this philosophy helps build a strong, loyal management team with high team member retention rates, giving us an advantage over our competitors.

Restaurants

Our restaurants range in size from 5,300 to 13,500 square feet, with a historical square foot average of about 6,400. We anticipate that future restaurants will range in size from 4,800 to 5,500 square feet with an average cash investment per restaurant ranging from approximately $1.7 million to $2.6 million. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and building for certain restaurants, which would require additional capital.

We have a continuous capital improvement plan for our restaurants and generally plan major renovations every seven to ten years. For a more detailed discussion of our capital improvement plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and specifically, the subsection entitled “Liquidity and Capital Resources; Expansion Plans.”

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times. Purchasing for our restaurants is primarily through channels established by BWLD corporate operations. We do, however, negotiate directly with many of these channels regarding price and delivery terms. When we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices. To maximize our purchasing efficiencies, our corporate staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, contracts based on commodity indexes.

Marketing and Advertising

We are required to pay an advertising fee to BWLD equal to 3.00% - 3.15% of total net sales (the "National Ad Fund fee"), which supports national advertising designed to build brand awareness and drive traffic to our restaurants. Some examples include television commercials on major networks, particularly during certain regional key games for the NFL, NHL, MLB, NBA, NCAA football and the March Madness NCAA basketball tournament. In addition, we invest 0.25% - 0.5% of certain regional net sales in cooperatives of BWW franchisees for two metropolitan areas. We currently have co-ops for the Detroit, MI and Chicago, IL markets where we engage in coordinated local restaurant marketing efforts with other BWW restaurants.

In addition to the National Ad Fund fee, in fiscal year 2017, we spent approximately 1.27% of total net sales on local marketing efforts (including co-ops), before rebates. This includes charitable donations and local community sponsorships, which help develop local public relations and are a major component of our marketing efforts. We support programs that build traffic at the grass-roots level. We also participate in numerous local restaurant marketing events throughout the communities we serve.

Information Systems and Technology

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for online orders depends on us remaining compliant with standards set by the Payment Card Industry Security Standards Council (“PCI”). The PCI standards include compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information. We continue to assess new payment standards and are in the process of implementing EMV chip enabled devices to ensure the most secure interface for transactions available in restaurants currently, as well as implementing a CCV-code requirement for online purchases.

We also believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated to our corporate office through a web-based, above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information and improve administrative productivity. We also integrated the online ordering function and leverage Rockbot,® which allows guests to select the music played throughout the restaurant using their mobile devices. In-restaurant tablets have also been introduced to enhance the guest experience through arcade games, some of which are free and some of which are available for purchase. Additionally, in 2017 we completed the roll-out of the BWLD loyalty program, Blazin® Rewards, which is a mobile-based loyalty program.

We are constantly assessing new technologies to improve operations, back-office processes and overall guest experience. This includes the implementation of mobile payment options, advanced programming of kitchen display units, tablet-based wait-listing applications, integration with delivery service providers, and server tablet ordering functionality.

Competition

The restaurant industry is highly competitive. We believe we compete primarily with local and regional sports bars and national casual dining and quick-casual establishments. Competition is expected to remain intense with respect to price, service, location, concept and type and quality of food. There is also competition for real estate sites, qualified management personnel and hourly restaurant staff. Many of our competitors have been in existence longer than we have and may be better established in markets where we are currently located or may, in the future, be located. Accordingly, we strive to continually improve our restaurants, maintain high quality standards and treat our guests in a manner that encourages them to return. We believe our pricing communicates value to guests in a comfortable, welcoming, full service atmosphere.

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

We are also subject to laws governing our relationship with team members. Our failure to comply with federal, state and local employment laws and regulations may subject us to losses and harm our brand. The laws and regulations govern such matters as: workers’ compensation insurance; wage and hour requirements; unemployment and other taxes; working and safety conditions; overtime; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, and mandated health benefits may also impact the performance of our operations. In addition, team member claims based on, among other things, discrimination, harassment, wrongful termination, wages, hour requirements and payments to team members who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the Company are difficult to quantify. To our knowledge, we are in compliance in all material respects with all applicable federal, state and local laws affecting our business.

The federal Patient Protection and Affordable Care Act (PPACA) was enacted in March 2010. On January 1, 2015, the employer portion of the PPACA went into effect. In addition to being required to provide full-time employees with medical insurance that meets minimum value and affordability standards, the employer mandate requires employers to provide covered employees and the Internal Revenue Service with specific reportable benefit information. The Company’s 2016 and 2017 medical plans have been offered to all full-time employees and meet the minimum value and affordability requirements of the PPACA, and the Company has complied with the informational reporting requirements of the PPACA.

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

Risks Related to Our Business and Industry

Our Financial Results Depend Significantly Upon the Success of Our Existing and New Restaurants

Our ability to maintain and grow our revenue and profits will depend on our ability to successfully drive sales volumes and efficiently manage costs in our existing and new restaurants. Currently, we have 65 BWW restaurants. The results achieved by our current restaurants may not be indicative of longer-term performance or the potential market acceptance of our restaurant concept in other locations.

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

●	competition in the restaurant industry, particularly in the casual and fast-casual dining segments;

●	changes in consumer preferences;

●	our guests’ failure to accept menu price increases that we may make to offset increases in certain operating costs;

●	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

●	our guests’ personal experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including:

●	food and other raw materials costs, many of which we cannot predict or effectively hedge against;

●	compensation costs, including wage, workers’ compensation, health care and other benefits expenses;

●	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

●	compliance costs as a result of changes in regulatory or industry standards;

●	energy, water and other utility costs;

●	costs for insurance (including health, liability and workers’ compensation);

●	information technology and other logistical costs; and

●	expenses due to litigation against us.

Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining concept, and fast-casual establishments. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, fast-casual and quick-service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

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

Poor Operating Results at Any of Our Restaurants Could Cause us to Cease Operations Regardless of Ongoing Lease and Franchise Agreement Obligations

Factors such as intense competition, difficult labor market conditions and low levels of guest traffic could cause us to cease operations at any of our BWW restaurants. From time to time, we have elected to close underperforming restaurants, and may elect to do so in the future regardless of ongoing lease or franchise agreement terms. In the past we have experienced, and may in the future experience, reduced sales as a result of restaurant closures and could have ongoing liabilities beyond the date of the closure.

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

There has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of any sort of information or media, including inaccurate and prospectively harmful materials, is practically limitless and the technology through which such opportunities are afforded is ubiquitous. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

Regardless of whether any public allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or to only a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business. We must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service and ambiance or in any way believe we failed to deliver a consistently positive experience, the value of our brand could suffer.

Our Ability to Raise Capital in the Future May Be Limited, Which Could Adversely Impact Our Business

Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or compensation costs, increased property expenses, acceleration of our expansion plans or other events, including those described in this Annual Report, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our ability to service our debt, our restaurant growth plans as well as our financial condition and the results of our operations. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business, if available at all.

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

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, frozen boneless chicken and potatoes. Our food, beverage and packaging costs could be significantly affected by increases in the cost of fresh chicken wings, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability. Additionally, if there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. We also depend on our franchisor, BWLD, as it relates to chicken wings, to negotiate prices and deliver product to us at a competitive cost. Chicken wing prices per pound averaged $2.07 in 2017, $0.20 higher than the average of $1.87 in 2016, which negatively impacted our results of operations as discussed in "Management's Discussion and Analysis." BWLD currently sources, negotiates and secures fresh bone-in chicken wings for its franchisees.

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

We May Face Guaranty Obligations or Other Potential Liabilities in Connection With the Spin-Off of Bagger Dave's

Following the Bagger Dave's Spin-Off, we continue to provide lease guaranties and certain transition services to Bagger. We remain as a guarantor on 16 lease agreements as of December 31, 2017, two of which now relate to an unaffiliated party which has taken over the Bagger Dave's lease. In the event Bagger Dave's or the unaffiliated party were unable to meet their lease obligations, we could be required to make the lease payments or suffer other financial liability. The maximum exposure from lease guarantees is approximately $8.4 million. These or other liabilities and costs that may be incurred in connection with the Spin-Off, may exceed our estimates and could have an adverse impact on our operating results and financial condition.

Board and Officer Overlap with Bagger Dave's May Give Rise to Conflicts of Interest

Our Executive Chairman, our President and CEO (both of whom are also members of our board of directors) and our CFO currently serve on Bagger Dave's board of directors. Our Executive Chairman is also the Chairman of the Board, Chief Executive Officer and President of Bagger Dave's. We have certain business dealings with Bagger Dave's, including a transition services agreement and the lease guarantees. We may also have business dealings that extend beyond separation matters. In certain locations, our restaurants are located adjacent to or near a Bagger Dave's restaurant and may compete for guests. While we have procedures in place to consider related party transactions through independent committee members of our board, the overlap in directors and officers with Bagger Dave's may give rise to conflicts of interest.

Increases in Our Compensation Costs, Including as a Result of Changes in Government Regulation, Could Slow Our Growth or Harm Our Business

We are subject to a wide range of compensation costs. Because our compensation costs are, as a percentage of revenue, higher than other industries, we may be significantly harmed by compensation cost increases. Unfavorable fluctuations in market conditions, availability of such insurance, or changes in state and/or federal regulations could significantly increase our insurance premiums. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are costlier to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to federal immigration laws, regulations, or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process cumbersome or reduce the availability of potential team members. Although we require all team members to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized team members. Unauthorized team members are subject to deportation and may subject us to fines or penalties, and if any of our team members are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified team members. Termination of a significant number of team members that, unbeknownst to us, were unauthorized team members may disrupt our operations, cause temporary increases in our compensation costs as we train new team members and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests or have enacted legislation restricting the use of certain types of ingredients in restaurants. The U.S. health care reform law included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants are now covered by these national requirements. The final rule was published on December 1, 2014 and required implementation by the end of 2016, but that deadline has been extended to May 2018. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law, we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. The effect of such labeling requirements on consumer choices, if any, is unclear at this time. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

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

Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of "dram shop" claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

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

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm Our Performance

Our success depends, in part, upon the continued popularity of our chicken and boneless wings, other food and beverage items and the appeal of our restaurant concepts. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, our success depends, to a significant extent, on numerous factors affecting discretionary consumer spending, general economic conditions, disposable consumer income, and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

Our Operating Results May Fluctuate Due to the Timing of Special Events

Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants, including those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League and National Collegiate Athletic Association. Interruptions in the viewing of these professional sporting league events due to strikes or lockouts may impact our business and operating results. Additionally, our results are subject to fluctuations based on the dates of sporting events, their availability for viewing through broadcast, satellite, Internet and cable networks, and the level of participation in these events by teams that are relevant to the markets in which we operate. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events in the geographic regions in which we currently operate.

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

Future Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition

We may seek to selectively acquire existing BWW or other restaurant concepts as a franchisee. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing as needed. Any acquisitions we pursue, whether successfully completed or not, may involve risks, including:

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

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of December 31, 2017, all of our restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases. Some leases are subject to renewals, which could involve substantial increases. Additionally, a few leases require contingent rent based on a percentage of gross sales. When our leases expire in the future, we will evaluate the desirability of renewing such leases. While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations. In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

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

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Florida, Illinois, Indiana, Michigan, and Missouri. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters have occurred. In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. As of December 31, 2017, approximately 72.3% of our total restaurants are located in Illinois, Indiana, Michigan and Missouri, which are particularly susceptible to snowfall, and approximately 27.7% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

Legal Actions Could Have an Adverse Effect on Us

We have faced in the past and could face in the future legal action from government agencies, team members, guests, or other parties. Many state and federal laws govern our industry, and if we fail to comply with these laws, we could be liable for damages or penalties. In October 2015, the Company settled two collective actions alleging violations of fair labor standards acts and minimum wage laws, and a third suit with similar claims was settled in August 2016. We may face such claims in the future. Further, we may face litigation from guests alleging that we were responsible for an illness or injury they suffered at or after a visit to our restaurants, or alleging that we are not complying with regulations governing our food quality or operations. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs may have a material adverse effect on our results of operations and financial condition.

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

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2017, approximately 16.7% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages. Our restaurants sell alcoholic beverages, and as such, we are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

An Impairment in the Carrying Value of Our Fixed Assets, Intangible Assets or Goodwill Could Adversely Affect Our Financial Condition and Consolidated Results of Operations

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, an impairment exists. The amount of the impairment is the amount by which the carrying amount exceeds the fair value. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 31, 2017, approximately 72.6% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we carry cyber risk insurance and have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

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

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (248) 223-9160. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that ends June 30, 2019. As of March 8, 2018, we operated 65 Company-owned restaurants, all of which are leased properties. Typically, our operating leases contain renewal options under which we may extend the renewal lease terms for periods of five to 10 years. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of December 31, 2017, we operated restaurant properties for 20 locations in Michigan, 18 locations in Florida, 15 locations in Missouri, seven locations in Illinois and five locations in Indiana. Our restaurants range in size from approximately 5,300 square feet to 13,500 square feet with the majority of our restaurants located in stand-alone buildings and/or end-cap positions in strip malls, with a few being in strip mall in-line positions.

ITEM 3.        LEGAL PROCEEDINGS

The following information is incorporated by reference: the information set forth under the heading "Legal Proceedings" in Note 11 "Commitments and Contingencies" of the "Notes to the Consolidated Financial Statements" of Part II, Item 8 to this Report on Form 10-K.

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

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended December 31, 2017 and December 25, 2016, as reported by NASDAQ:

	2017		2016
	High	Low	High	Low
First Quarter	$2.24	$1.32	$2.65	$1.26
Second Quarter	$3.95	$2.13	$2.13	$1.18
Third Quarter	$2.75	$1.97	$1.90	$0.91
Fourth Quarter	$2.14	$1.33	$1.69	$0.70

Holders

As of March 8, 2018, there were approximately 385 record holders of 26,850,416 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

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

Overview

DRH is a single-concept restaurant company operating 65 BWW franchised restaurants. As one of the largest franchisees of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong long-term performance through varying economic cycles. We were incorporated in Nevada in 2006 and are headquartered in the Detroit metropolitan area. Our current 65 restaurants are located in Florida, Illinois, Indiana, Michigan, and Missouri.

Spin-Off of Bagger Dave’s

On December 25, 2016, DRH completed the Spin-Off of Bagger Dave’s into a new, independent publicly traded company. The Spin-Off was achieved through the distribution of 100 percent of the outstanding capital stock of Bagger Dave’s pro rata to holders of DRH common stock on a one-for-one basis. DRH decided to spin-off Bagger Dave's after considering all reasonable strategic and structural alternatives because of the disparity between the operating models of its two brands, BWW as franchisee, and Bagger Dave's as an owned concept. The management teams of Bagger Dave's and DRH agreed that the nature of the two concepts varied greatly, and that each will be more valuable and operate more effectively independently of one another. Bagger Dave's is a concept developed by the management team of DRH. In contrast to operating a franchised concept like BWW, it has no development restrictions and the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offering and improve its operational model in an effort to better align with guest expectations. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave's but not necessary for a BWW franchisee since these functions are managed by the franchisor. Additional considerations were contemplated with respect to growth potential. As a start-up brand, Bagger Dave's was thought to have higher growth potential while BWW, being a mature brand and as a franchisee, has more limits to its organic growth potential due to its development rights.

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders. As of December 31, 2017, there has been no additional funding by DRH and the twelve-month time frame has lapsed. The transaction was structured such that Bagger Dave's was released as a borrower under the DRH senior secured credit facility. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated prior to the date of the transaction.

Our Growth Strategies and Outlook

Our strategy is comprised of the following key growth components:

●	pursue disciplined restaurant growth through a combination of both organic expansion and strategic acquisitions;

●	deliver comparable restaurant sales growth by providing our guest with an exceptional experience and executing effective marketing and promotional strategies; and

●	leverage our infrastructure and operating expertise to grow profit margins.

We have a disciplined strategy for opening new restaurants. We also evaluate the potential for strategic acquisitions of Buffalo Wild Wings franchises where we have an opportunity to leverage our infrastructure and operational expertise. We believe our historical track record of acquiring and integrating restaurants provides us with additional future growth opportunities and, as our capital resources permit, we will seek to take advantage of strategic acquisitions that may be available in the marketplace.

The Company opened one new restaurant in 2017. Over the next five years, we may consider opening several new restaurants in our markets, but we have no obligation to do so (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales trends, guest satisfaction, hourly compensation costs and food, beverage and packaging costs. We also use the following key performance indicators in evaluating restaurant performance:

●
Comparable Restaurant Sales. We consider a restaurant to be comparable following the eighteenth month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales can reflect changes in guest count trends, changes in average check size and changes in pricing.

●
Restaurant-Level Contribution. Also referred to as Restaurant-Level EBITDA, this metric presents a restaurant's profit contribution and is defined as net revenue less costs of sales, labor, occupancy and operational expenses. It is representative of a restaurant's cash flow and is often times presented and measured as a percentage of sales in comparison to other restaurants.

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2013 through 2017, excluding Bagger Dave's restaurants.

	2017	2016	2015	2014	2013

Restaurants open at the beginning of year	64	62	42	36	33

Openings/(Closures):
New Restaurant Openings	1	2	3	3	3
Restaurant Acquisitions	—	—	18	3	—
Restaurant Closures	—	—	(1)	—	—
Total restaurants open at the end of year	65	64	62	42	36

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2017 ended on December 31, 2017 and fiscal year 2016 ended on December 25, 2016. Fiscal year 2017 was comprised of 53 weeks, while fiscal year 2016 was comprised of 52 weeks.

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

Discontinued Operations. As a result of the Spin-Off of Bagger Dave’s effective December 25, 2016, the assets, liabilities, results of operations and cash flows from operating and investing activities are presented as discontinued operations in 2016.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal years ended December 31, 2017 and December 25, 2016 with each line item as a percentage of revenue.

	Fiscal Years-Ended
	2017	2016
Revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	29.5%	28.1%
Compensation costs	25.2%	24.8%
Occupancy	7.1%	6.8%
Other operating costs	21.2%	20.9%
General and administrative expenses	5.5%	5.6%
Pre-opening costs	0.2%	0.4%
Depreciation and amortization	7.9%	8.8%
Loss on asset disposals	0.2%	0.2%
Total operating expenses	96.8%	95.6%

Operating profit	3.2%	4.4%

Interest expense	(4.0)%	(3.5)%
Other income (expense), net	0.1%	(0.1)%

Income (loss) from continuing operations before income taxes	(0.7)%	0.8%
Income tax (provision) benefit	(11.5)%	(1.4)%
Income (loss) from continuing operations	(12.2)%	2.2%

Discontinued operations
Loss from discontinued operations before income taxes	(0.1)%	(6.1)%
Income tax benefit of discontinued operations	—%	(0.3)%
Loss from discontinued operations	(0.1)%	(5.8)%

Net loss	(12.3)%	(3.6)%

FISCAL YEAR 2017 COMPARED WITH FISCAL YEAR 2016

Revenue

Total revenue for Fiscal Year 2017 was $165.5 million, a decrease of $1.1 million, or 0.6%, over revenue generated during Fiscal Year 2016. The decrease was driven by lost sales from Hurricane Irma, an unfavorable number of major sporting events in our core markets in the Second Quarter, a decline in overall traffic and the impact of the revenue deferral related to the Blazin' Rewards loyalty program launched in late-2016, partially offset by sales from a new restaurant opened in Second Quarter 2017 and the 53rd week in Fiscal Year 2017. Fiscal year 2017 same-store sales decreased by 3.7% for the 52-week period ended December 24, 2017 compared to the 52-week period ended December 25, 2016.

Operating Expenses

Food, beverage, packaging and merchandise related costs increased by $2.0 million, or 4.3%, to $48.8 million in Fiscal Year 2017 from $46.8 million in Fiscal Year 2016 as a result of the 53rd week in Fiscal Year 2017 and an increase in the number of restaurants. Food, beverage, and packaging cost as a percentage of sales increased from 28.1% in Fiscal Year 2016 to 29.5% in Fiscal Year 2017. Commodity cost inflation driven primarily by bone-in chicken wing prices were partially offset by menu price increases and other commodity cost deflation. Average cost per pound for bone-in chicken wings increased to $2.07 in Fiscal Year 2017 from $1.87 in Fiscal Year 2016.

Compensation costs increased by $0.4 million, or 1.0%, to $41.7 million in Fiscal Year 2017 from $41.3 million in Fiscal Year 2016. The increase was primarily due to the 53rd week in Fiscal Year 2017. Compensation cost as a percentage of sales increased to 25.2% in Fiscal Year 2017 from 24.8% in Fiscal Year 2016 primarily due to lower average unit volumes.

Occupancy costs increased by $0.3 million, or 3.1%, to $11.7 million in Fiscal Year 2017 from $11.4 million in Fiscal Year 2016, primarily due to the increase in the number of restaurants operating in 2017. Occupancy cost as a percentage of sales increased to 7.1% in Fiscal Year 2017 from 6.8% in Fiscal Year 2016 primarily due to lower average unit volumes.

Other operating costs increased by $0.2 million, or 0.6%, to $35.1 million in Fiscal Year 2017 from $34.8 million in Fiscal Year 2016 primarily due to the 53rd week in Fiscal Year 2017 and an increase in the number of restaurants operating in 2017. Other operating cost as a percentage of sales increased to 21.2% in Fiscal Year 2017 from 20.9% in Fiscal Year 2016, as a result of lower average unit volumes.

General and administrative expenses decreased by $0.2 million, or 2.0%, to $9.1 million in Fiscal Year 2017 from $9.3 million in Fiscal Year 2016. This decrease was primarily due to a decrease in corporate wages and marketing expenses. General and administrative costs as a percentage of sales decreased to 5.5% in Fiscal Year 2017 from 5.6% in Fiscal Year 2016, despite lower average unit volumes.

Pre-opening costs decreased by $0.2 million, or 32.3%, to $0.4 million in Fiscal Year 2017 from $0.6 million in Fiscal Year 2016. We opened one new restaurant in Fiscal Year 2017 and opened two new restaurants in Fiscal Year 2016. As a percentage of sales, pre-opening costs decreased to 0.2% in Fiscal Year 2017 from 0.4% in Fiscal Year 2016.

Depreciation and amortization decreased by $1.6 million, or 10.8%, to $13.1 million in Fiscal Year 2017 from $14.7 million in Fiscal Year 2016. This decrease was primarily due to fixed asset disposals partially offset by the addition of two new restaurants opened in the Second Quarter of 2016 and one new restaurant opened in Second Quarter 2017. Depreciation and amortization as a percentage of sales decreased to 7.9% in Fiscal Year 2017 from 8.8% in Fiscal Year 2016.

Loss on asset disposal remained flat in Fiscal Year 2017 from Fiscal Year 2016.

Interest and Taxes

Interest expense was $6.6 million and $5.8 million during the years ended December 31, 2017 and December 25, 2016, respectively. The increase was primarily due to the increased debt resulting from building a new restaurant in Second Quarter 2017 and rising interest rates.

In Fiscal Year 2017 we recorded an income tax expense of $19.0 million compared with an income tax benefit of $2.3 million in Fiscal Year 2016. The increase in the income tax expense is primarily related to the establishment of a full valuation allowance against the deferred tax assets of the Company.

Loss from Operations of the Discontinued Component

Loss from operations of the discontinued component was $0.2 million and $10.2 million in 2017 and 2016, respectively. The spin-off was completed as of December 25, 2016, and as a result, only minor expenses related to Bagger Dave's were incurred in 2017.

LIQUIDITY AND CAPITAL RESOURCES; EXPANSION PLANS

On June 29, 2015, the Company entered into a five-year, $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The Senior Secured Credit Facility consists of a $120.0 million term loan (the “Term Loan”), a $30.0 million development line of credit (the “DLOC”), and a $5.0 million revolving line of credit (the “RLOC”).

On December 23, 2016, the Company entered into an amendment agreement for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments totaling $959,718 on the Term Loans, plus accrued interest. As of December 31, 2017, $5.0 million and $3.1 million was outstanding under the RLOC and the DLOC, respectively. Availability under the DLOC is subject to certain limitations relative to actual development costs and access to the facility is restricted based on the Company’s leverage ratio. Outstanding balances convert into a DF Term Loan on June 29, 2018. Upon conversion, additional monthly principal will be due on the Term Loans based on the 12-year amortization period. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The current debt agreement contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR"). For the quarter ended December 31, 2017 the Company was not in compliance with these loan covenants but, pursuant to an amendment dated February 28, 2018, the requirement to comply with these covenants was waived. This amendment also revised the minimum required DSCR for the following seven quarters and revised the maximum permitted LALR for the following eight quarters.

We believe that our current cash balance, in addition to our cash flow from operations, will be sufficient to fund our present operations and meet our commitments on our existing debt. However, if our forecasts are wrong or working capital needs arise that require additional financing, we believe that our current leverage level and business performance would result in rates and terms for additional debt financing that would be unattractive, if additional financing is available at all. Therefore, if necessary, we may issue additional shares of common or preferred stock to raise funds.

Outside of funding our current operations and servicing our existing debt, our capital requirements are primarily dependent upon our restaurant remodel requirements and the pace of our new restaurant growth plan.

We believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests and, as a result, we have historically invested heavily in refreshes and upgrades. Depending on the age of the existing restaurants, upgrades have ranged from $50,000 (for minor interior refreshes or audio/video upgrades) to $1.3 million (for a full extensive remodel of the restaurant). We currently target remodels of no more than $0.5 million to upgrade a typical BWW restaurant to the Stadia design. Our current plan is to fully remodel existing BWW restaurants to the Stadia design at or around the time of a scheduled refresh or remodel, typically within seven to ten years of opening.

We do not currently plan to complete any new restaurant development or any significant facility upgrades until our liquidity and capital resources improve.

Cash flow from continuing operations for fiscal 2017 and 2016 was $12.7 million and $17.0 million, respectively. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2017, our capital expenditures were $4.7 million. Approximately 54.5% of the capital was used for a new restaurant opening and the remaining 45.5% for restaurant remodels, upgrades and other general corporate purposes.

After the Spin-Off of Bagger Dave’s, the Company retained certain tax benefits (net operating loss and tax credit carryforwards) and, since the Spin-Off, the Company has generated additional tax benefits which, together, will offset pre-tax income totaling over $70 million at current estimated tax rates. We do not expect to incur significant federal and/or state income tax liabilities until our tax benefits have been fully utilized.

Mandatory Upgrades

We completed two remodels in 2017 and do not currently expect to complete, nor are we required by the franchisor to complete, any remodels in 2018. Further, we are currently having discussions with the franchisor regarding requirements for remodels beyond 2018 as the details, specifications and timing of future remodels are being re-evaluated by new ownership after its recent acquisition of BWLD.

Discretionary Upgrades and Relocations

In fiscal year 2017, the Company invested additional capital to provide minor upgrades to a number of its existing locations, funded by cash from operations. These improvements primarily consist of refreshing interior building finishes and audio/visual equipment upgrades. In fiscal 2017, we did not have any relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment.

2018 Capital Plan

In 2018, we anticipate our capital expenditures will range between $0.5 million and $1.5 million and will be for minor facility upgrades and general maintenance-type investments in our restaurants. We do not expect to develop any new restaurants or complete any remodels of our existing restaurants. The core element of our capital plan in 2018 is to improve our net debt leverage ratio by reducing our capital spending and using our free cash flow to pay down debt.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 31, 2017:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt [1]	$113,929,163	$11,440,433	$102,488,730	$—	$—
Operating lease obligations	66,439,998	8,947,232	16,420,338	13,909,456	27,162,972
	$180,369,161	$20,387,665	$118,909,068	$13,909,456	$27,162,972
1Amount represents the expected principal cash payments relating to our long-term debt and do not include any fair value adjustments or discounts/premiums or interest rate payments due to the variability of the rates. See Note 7 for additional details.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company previously was party to an ADA that required it to open 42 BWW restaurants within its designated development territory by April 1, 2021. As of December 31, 2017, 30 of the required 42 restaurants under the ADA had been opened for business and the ADA had been terminated with no further obligations.

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 16 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $8.4 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of December 31, 2017. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 1 month to 12 years as of December 31, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. Since 2015, 10 Bagger Dave’s locations with DRH lease guarantees were closed. New tenants were found to step into the Company’s lease obligations for 8 of these locations in 3 to 14 months from the date of closure. Over this time, 7 guarantees expired or terminated, and 3 remain obligations of the Company.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH will provide ongoing administrative support to Bagger in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. For fiscal years ended December 31, 2017 and December 25, 2016 no impairment losses were recognized in continuing operations.

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

Indefinite-Lived Intangible Assets

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2017 or 2016 in continuing operations.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both December 31, 2017 and December 25, 2016, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which, due to the Spin-Off of Bagger Dave's on December 25, 2016, represents the Company's only reporting unit.

The Company assesses goodwill for impairment on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company’s assessment first reviews relevant qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the quantitative impairment test would be necessary. Conversely, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further action would not be required.

We early adopted Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04") as of September 25, 2017, the beginning of our fourth quarter. ASU 2017-04 requires goodwill impairment to be measured as the excess of the carrying value over the fair value of the reporting unit, not to exceed the carrying amount of goodwill. Previously goodwill impairment was measured as the excess of carrying value over the implied fair value of goodwill. The carrying value of our reporting unit as of September 25, 2017 was negative, and therefore goodwill was not impaired as of December 31, 2017. As a result of our qualitative assessment as of December 25, 2016, we determined it was not more likely than not that the fair value of the reporting unit was below the carrying value and therefore no impairment was calculated.

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

In accordance with the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result of this evaluation, as of December 31, 2017, a valuation allowance of $15.9 million has been recorded because the company is unable to assert that realization of the deferred tax asset is more likely than not. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income increase or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

On December 25, 2016 we completed the Spin-Off of Bagger Dave’s, which had previously generated significant pre-tax losses. After the Spin-Off, the majority of the net deferred tax assets were retained by the Company, which in its continuing operations had a history of profitability and was expected to continue to generate pre-tax income in the future. This expected operating performance combined with the planned opening of additional BWW restaurants was expected provide future taxable income that would enable the Company to utilize the tax benefits prior to their expirations. Given this information, there was no valuation allowance recorded for the fiscal year ended December 25, 2016. While there was no allowance recorded against the deferred tax assets of the continuing operations, the Company incurred a one-time charge against the benefit for income taxes of $1.8 million. This charge is the result of certain deferred tax assets relating to discontinued operations that were determined to be unrealizable by Bagger Dave's and is allocable to continuing operations as required by ASC 740.

The Company applies the provisions of ASC 740, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 31, 2017 and December 25, 2016.

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

The interest rate swap agreements associated with the Company’s current debt agreements qualify for hedge accounting. As such, the Company records the change in the fair value of its swap agreements as a component of accumulated other comprehensive income (loss), net of tax. The Company records the fair value of its interest swaps on the Consolidated Balance Sheet in other long-term assets or other liabilities depending on the fair value of the swaps. See Note 7, Note 14 and Note 15 for additional information on the interest rate swap agreements.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Diversified Restaurant Holdings, Inc.
Southfield, Michigan

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and December 25, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2011.

Troy, Michigan
March 9, 2018

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 25, 2016
ASSETS
Current assets
Cash and cash equivalents	$4,371,156	$4,021,126
Accounts receivable	653,102	276,238
Inventory	1,591,363	1,700,604
Prepaid and other current assets	408,982	1,305,936
Total current assets	7,024,603	7,303,904

Deferred income taxes	—	16,250,928
Property and equipment, net	48,014,043	56,630,031
Intangible assets, net	2,438,187	2,666,364
Goodwill	50,097,081	50,097,081
Other long-term assets	185,322	233,539
Total assets	$107,759,236	$133,181,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,561,939	$3,995,846
Accrued compensation	1,854,127	2,803,549
Other accrued liabilities	2,404,942	2,642,269
Current portion of long-term debt	11,440,433	11,307,819
Current portion of deferred rent	411,660	194,206
Total current liabilities	20,673,101	20,943,689

Deferred rent, less current portion	2,208,238	2,020,199
Deferred income taxes	2,759,870	—
Unfavorable operating leases	510,941	591,247
Other liabilities	2,346,991	3,859,231
Long-term debt, less current portion	102,488,730	109,878,201
Total liabilities	130,987,871	137,292,567

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders' deficit
Common stock - $0.0001 par value; 100,000,000 shares authorized; 26,859,125 and 26,632,222, respectively, issued and outstanding	2,625	2,610
Additional paid-in capital	21,776,402	21,355,270
Accumulated other comprehensive loss	(283,208)	(934,222)
Accumulated deficit	(44,724,454)	(24,534,378)
Total stockholders' deficit	(23,228,635)	(4,110,720)

Total liabilities and stockholders' deficit	$107,759,236	$133,181,847

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 31, 2017	December 25, 2016
Revenue	$165,462,612	$166,520,925

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	48,799,718	46,794,091
Compensation costs	41,726,264	41,307,718
Occupancy	11,720,147	11,370,223
Other operating costs	35,062,833	34,845,059
General and administrative expenses	9,081,866	9,265,432
Pre-opening costs	405,448	599,279
Depreciation and amortization	13,115,072	14,696,846
Loss on asset disposals	310,536	338,306
Total operating expenses	160,221,884	159,216,954

Operating profit	5,240,728	7,303,971

Interest expense	(6,633,709)	(5,763,684)
Other income (expense), net	106,586	(172,031)

Income (loss) from continuing operations before income taxes	(1,286,395)	1,368,256
Income tax (provision) benefit	(18,997,756)	2,270,792
Income (loss) from continuing operations	(20,284,151)	3,639,048

Discontinued operations
Loss from discontinued operations before income taxes	(238,253)	(10,226,996)
Income tax benefit of discontinued operations	(64,328)	(585,467)
Loss from discontinued operations	(173,925)	(9,641,529)

Net loss	$(20,458,076)	$(6,002,481)

Basic earnings (loss) per share from:
Continuing operations	(0.76)	0.14
Discontinued operations	(0.01)	(0.37)
Basic net loss per share	(0.77)	(0.23)

Fully diluted earnings (loss) per share from:
Continuing operations	(0.76)	0.14
Discontinued operations	(0.01)	(0.37)
Fully diluted net loss per share	(0.77)	(0.23)

Weighted average number of common shares outstanding
Basic	26,717,910	26,491,549
Diluted	26,717,910	26,491,549

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	December 31, 2017	December 25, 2016
Net loss	$(20,458,076)	$(6,002,481)

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of ($335,371) and ($37,319)	651,014	72,445

Comprehensive loss	$(19,807,062)	$(5,930,036)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances - December 27, 2015	26,298,725	$2,597	$36,136,319	$(1,006,667)	$(18,531,897)	$16,600,352
Issuance of restricted shares	398,164	—	—	—	—	—
Forfeitures of restricted shares	(84,817)	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(8,114)	(1)	(12,391)	—	—	(12,392)
Employee stock purchase plan	28,264	4	40,599	—	—	40,603
Share-based compensation	—	10	435,845	—	—	435,855
Other comprehensive income	—	—	—	72,445	—	72,445
Spin-Off of Bagger Dave's	—	—	(15,245,102)	—	—	(15,245,102)
Net income from continuing operations	—	—	—	—	3,639,048	3,639,048
Net loss from discontinued operations	—	—	—	—	(9,641,529)	(9,641,529)
Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)
Adoption of ASU 2016-09 (Note 1)	—	—	—	—	268,000	268,000
Issuance of restricted shares	263,332	—	—	—	—	—
Forfeitures of restricted shares	(50,850)	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(22,716)	(2)	(62,147)	—	—	(62,149)
Employee stock purchase plan	37,137	4	65,196	—	—	65,200
Share-based compensation	—	13	418,083	—	—	418,096
Other comprehensive income	—	—	—	651,014	—	651,014
Net loss from continuing operations	—	—	—	—	(20,284,151)	(20,284,151)
Net loss from discontinued operations	—	—	—	—	(173,925)	(173,925)
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 31, 2017	December 25, 2016
Cash flows from operating activities
Net loss	$(20,458,076)	$(6,002,481)
Net loss from discontinued operations	173,925	9,641,529
Net income (loss) from continuing operations	(20,284,151)	3,639,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,115,072	14,696,846
Amortization of debt discount and loan fees	294,103	238,784
Amortization of gain on sale-leaseback	(131,617)	(128,782)
Loss on asset disposals	310,536	338,306
Share-based compensation	418,096	435,845
Deferred income taxes	18,943,427	(2,270,792)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(376,864)	(28,915)
Inventory	109,241	(102,225)
Prepaid and other assets	896,954	8,527
Intangible assets	(48,806)	(73,150)
Other long-term assets	48,217	753,960
Accounts payable	555,089	(1,771,388)
Accrued liabilities	(1,357,970)	1,143,880
Deferred rent	182,477	107,737
Net cash provided by operating activities of continuing operations	12,673,804	16,987,681
Net cash used in operating activities of discontinued operations	(173,925)	(5,863,807)
Net cash provided by operating activities	12,499,879	11,123,874

Cash flows from investing activities
Purchases of property and equipment	(4,687,242)	(12,499,507)
Net cash used in investing activities of continuing operations	(4,687,242)	(12,499,507)
Net cash used in investing activities of discontinued operations	—	(907,890)
Net cash used in investing activities	(4,687,242)	(13,407,397)

Cash flows from financing activities
Proceeds from issuance of long-term debt	4,650,965	11,109,154
Repayments of long-term debt	(12,116,623)	(16,134,717)
Payment of loan fees	—	(197,889)
Proceeds from employee stock purchase plan	65,200	40,603
Tax withholding for restricted stock	(62,149)	(12,392)
Capital infusion to discontinued component	—	(2,000,000)
Net cash used in financing activities	(7,462,607)	(7,195,241)

Net increase (decrease) in cash and cash equivalents	350,030	(9,478,764)

Cash and cash equivalents, beginning of period	4,021,126	13,499,890

Cash and cash equivalents, end of period	$4,371,156	$4,021,126

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH”) is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). As one of the largest franchisee of BWW, we provide a unique guest experience in a casual and inviting environment.

DRH currently operates 65 BWW restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.

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

WINGS was formed on March 12, 2007 and serves as a holding company for our BWW restaurants. We are economically dependent on retaining our franchise rights with BWLD. The franchise agreements have specific initial term expiration dates ranging from December 2020 through June 2037, depending on the date each was executed and the duration of its initial term. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through June 2052. We believe we are in compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for any real estate properties owned by DRH. Currently, DRH does not own any real estate.

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

Segment Reporting

As of December 31, 2017, the Company has one operating and reportable segment.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2017 ended on December 31, 2017 and was comprised of 53 weeks. Fiscal year 2016 ended on December 25, 2016 was comprised of 52 weeks.

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

Accounts Receivable

At December 31, 2017, accounts receivable primarily consist of contractually determined receivables from BWLD for gift card reimbursements. At December 25, 2016, accounts receivable primarily consist of contractually determined receivables from BWLD for local media advertising reimbursements. Accounts receivable are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. There was no allowance for doubtful accounts necessary at December 31, 2017 and December 25, 2016.

Gift Cards

The Company records gift cards under a BWLD system-wide program. Gift cards sold are recorded as a gift card liability. When redeemed, the gift card liability account is offset by recording the transaction as revenue. At times, gift card redemptions can exceed amounts due to BWLD for gift card purchases resulting in an asset balance. Under this centralized system, any breakage would be recorded by Blazin' Wings, Inc., a subsidiary of BWLD, and is subject to the breakage laws in the state of Minnesota, where Blazin' Wings, Inc. is domiciled. The Company's gift card balance was an asset of $0.5 million and liability of $0.1 million as of December 31, 2017 and December 25, 2016, respectively.

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

Liquor licenses, if transferable, are deemed to have an indefinite life and are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment charge is recorded. No impairments were recognized in fiscal years ended December 25, 2017 and December 27, 2016.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During the years ended December 31, 2017 and December 25, 2016, there were no impairments of long-lived assets pertaining to continuing operations.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both December 31, 2017 and December 25, 2016, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which, due to the Spin-Off of Bagger Dave's on December 25, 2016, represents the Company's only reporting unit.

The Company assesses goodwill for impairment on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company’s assessment first reviews relevant qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the quantitative impairment test would be necessary. Conversely, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further action would not be required.

We early adopted Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04") as of September 25, 2017, the beginning of our fourth quarter. ASU 2017-04 requires goodwill impairment to be measured as the excess of the carrying value over the fair value of the reporting unit, not to exceed the carrying amount of goodwill. Previously goodwill impairment was measured as the excess of carrying value over the implied fair value of goodwill. The carrying value of our reporting unit as of September 25, 2017 was negative, and therefore goodwill was not impaired as of December 31, 2017. As a result of our qualitative assessment as of December 25, 2016, we determined it was not more likely than not that the fair value of the reporting unit was below the carrying value and therefore no impairment was calculated.

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

Deferred Gains

Deferred gains from sale leaseback transactions are recognized into income over the life of the related operating lease agreements.

Revenue Recognition

Revenues from food, beverage and merchandise sales are recognized and generally collected at the point of sale. All sales taxes are presented on a net basis and are excluded from revenue.

Advertising

Advertising expenses associated with contributions to the BWLD advertising fund and regional cooperatives (between 3.15% and 3.50% of total net sales) are recorded as operating expenses as contributed, while all other advertising expenses are recorded in general and administrative expenses as incurred. Advertising and co-op expenses of continuing operations of $5.4 million and $5.6 million are included in other operating costs in the Consolidated Statements of Operations and advertising expense of $0.8 million and $1.1 million are included in general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2017 and December 25, 2016, respectively. Advertising expenses in discontinued operations of $0 and $1.1 million are presented as such in the Consolidated Statements of Operations for the years ended December 31, 2017 and December 25, 2016, respectively.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. Pre-opening costs typically consist of manager salaries, relocation costs, supplies, recruiting expenses, certain marketing costs and costs associated with team member training. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs in continuing operations were $0.4 million and $0.6 million for the years ended December 31, 2017 and December 25, 2016, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $0.1 million and $0.3 million for the years ended December 31, 2017 and December 25, 2016, respectively.

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

The Company applies the provisions of ASC Topic 740, Income Taxes, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 31, 2017 and December 25, 2016.

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

Concentration Risks

Approximately 76.9% and 77.4% of the Company's continuing revenues for the years ended December 31, 2017 and December 25, 2016, respectively, were generated from food and beverage sales from restaurants located in the Midwest region. The remaining 23.1% and 22.6% of the Company's continuing revenues for the years ended December 31, 2017 and December 25, 2016, respectively, were generated from food and beverage sales from restaurants located in Florida.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12. The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in fair value of hedging instruments to be presented in the same income statement line as the hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to implementation, we are currently reviewing the accounting standard and are not yet able to estimate the impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 Revenue with Contracts from Customers (Topic 606). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products. ASU 2016-04 provides specific guidance for the de-recognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing." ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. The Company will adopt these standards upon their effective date. The Company has substantially completed its evaluation of the standard, and our assessment concludes that the new revenue recognition standard will not materially impact the recognition of restaurant sales, our primary source of revenue, or any other revenue stream. Additionally, this guidance will require us to enhance our disclosures, including disclosing performance obligations to customers arising from certain promotional activity, such as our customer loyalty program which is not material as of December 31, 2017. The Company is finalizing our conclusion of the disclosures surrounding disaggregated revenue, and will complete the assessment prior to filing our first quarter Form 10-Q in 2018. With respect to the transition method for adoption, we will adopt this standard using the modified retrospective approach.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified wording and removes step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting units carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company adopted the standard as of the first day of the fourth quarter, September 25, 2017.

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

2. DISCONTINUED OPERATIONS

Spin-Off of Bagger Dave's

On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave's business. Pursuant to this plan, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada company, which was then spun-off into a stand-

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alone company. AMC Burgers, Inc. owned and operated all of the Bagger Dave's Burger Tavern ® restaurants and the real estate entities held certain real estate related to the restaurants before the real estate was sold in 2014 and 2015. In connection with the Spin-Off, DRH contributed certain assets, liabilities and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity of Bagger Dave's. The Spin-Off was effected on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave's to DRH holders of record on December 19, 2016.

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2.0 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders. As of December 31, 2017, this provision has lapsed and no additional funding has been provided.

Prior to the Spin-Off, Bagger Dave’s was a co-obligor on a joint and several basis with the Company on its $155.0 million senior secured credit facility. The Company’s debt under this facility remained with the Company and Bagger Dave’s was released as a borrower. As a result, this debt was not assigned to discontinued operations. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated by Bagger Dave's prior to the date of the transaction. See Note 9 for additional information related to income taxes.

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

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH will provide ongoing administrative support to Bagger in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service.

Information related to the Bagger Dave's Spin-Off has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the year ended December 25, 2016 as well as activity related to Bagger Dave's for the year ended December 31, 2017 have been presented as discontinued operations. There was no gain or loss on the transaction recorded.

•
Consolidated Statements of Cash Flows - Bagger Dave's cash flows from operating and investing activities for the year ended December 25, 2016 as well as activity related to Bagger Dave's for the year ended December 31, 2017 have been presented separately on the face of the cash flow statements. The Bagger Dave's cash flows from financing activities for the year ended December 25, 2016 have not been separately reported on the consolidated statements of cash flows since there was only one financing function for both entities.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are major classes of line items constituting pre-tax loss from discontinued operations:

	Fiscal Years Ended
	December 31, 2017	December 25, 2016
Revenue	$—	$20,741,427
Restaurant operating costs (exclusive of depreciation and amortization)	95,536	(21,436,377)
General and administrative expenses	(334,529)	(2,881,467)
Depreciation and amortization	740	(3,353,194)
Pre-opening costs	—	(362,064)
Other income	—	11,066
Impairment and loss on asset disposals	—	(2,946,387)
Loss from discontinued operations before income taxes	(238,253)	(10,226,996)
Income tax benefit	64,328	585,467

Total loss from discontinued operations	$(173,925)	$(9,641,529)

The operating results of the discontinued operations include only direct expenses incurred by Bagger Dave’s. Discontinued operations exclude certain corporate functions that were previously allocated to Bagger Dave’s. Interest expense was not allocated to discontinued operations because the Company’s debt under the $155 million secured credit facility remained with the Company.

The following table summarizes the Company’s accrual activity related to facility closures during the fiscal years ended December 31, 2017 and December 25, 2016:

	Fiscal 2017	Fiscal 2016
Beginning of the year	$107,153	$1,247,186
Charges	—	—
Payments/utilizations/other	(107,153)	(1,140,033)
End of the year	$—	$107,153

The closure liability of $0.1 million was retained by the Company after the Spin-Off of Bagger Dave's, as it was responsible for certain ongoing lease payments associated with the closures.

Based on impairment indicators that existed in the fourth quarter of 2016, the Company performed an impairment analysis on certain long-lived assets relating to Bagger Dave's and recorded an impairment charge of $3.5 million related to seven locations where the carrying amount of the assets was not considered recoverable based on the estimated future cash flows of the restaurants. The impairment charge is recorded in discontinued operations.

The following is a summary of the expenses recognized in discontinued operations in the Consolidated Statement of Operations during the years ended December 31, 2017 and December 25, 2016 related to the restaurant closures and impairment of property and equipment:

Description	Fiscal 2017	Fiscal 2016
Property and equipment impairments	$—	$3,548,515

During 2016, Bagger Dave's recorded other asset disposal gains of $0.6 million in discontinued operations.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Guarantees

At December 31, 2017 the Company is a guarantor for 16 leases, three of which have been re-leased to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability in the amount of $0.3 million, which is included in other liabilities on the Consolidated Balance Sheet as of December 31, 2017 and December 25, 2016. No liability had previously been recorded before the Spin-Off, as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of December 31, 2017 and December 25, 2016, no loss under the guarantees was probable because all but one of the Bagger Dave's restaurants subject to the leases is either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $8.4 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of December 31, 2017. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 1 month to 12 years as of December 31, 2017. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. Since 2015, 10 Bagger Dave’s locations with DRH lease guarantees were closed. New tenants were found to step into the Company’s lease obligations for 8 of these locations in 3 to 14 months from the date of closure. Over this time, 7 guarantees expired or terminated, and 3 remain obligations of the Company. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of December 31, 2017:

Location of lease	Status of location	Guarantee expiry date	Future guaranteed lease payments
Bloomfield, MI [1]	Open	01/14/18	3,750
Shelby Township, MI [1]	Open	01/31/18	6,482
West Chester Township, MI	Open	02/01/18	7,083
Woodhaven, MI	Closed / re-leased	11/30/18	68,017
Traverse City, MI [1]	Open	01/31/19	99,167
Fort Wayne, IN	Open	01/31/19	91,121
Grand Blanc, MI	Open	01/31/20	147,167
Centerville, MI	Open	11/30/20	318,079
Chesterfield Township, MI	Open	12/31/20	195,000
E. Lansing, MI [1]	Open	09/10/21	75,000
Birch Run, MI	Open	12/31/24	667,875
Berkley, MI	Open	06/08/29	970,920
Cascade Township, MI	Open	06/08/29	891,054
Avon, IL	Closed / re-leased	06/30/29	1,452,204
Greenwood, IL	Closed / re-leased	06/30/29	1,503,360
Canton, MI [1]	Open	06/30/30	1,934,929
Totals			$8,431,208

1 - Location has closed subsequent to December 31, 2017.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 31, 2017	December 25, 2016
Equipment	$30,252,867	$29,426,476
Furniture and fixtures	7,444,792	7,275,923
Leasehold improvements	64,936,413	63,449,082
Restaurant construction in progress	161,942	94,595
Total	102,796,014	100,246,076
Less accumulated depreciation	(54,781,971)	(43,616,045)
Property and equipment, net	$48,014,043	$56,630,031

Depreciation expense for the year ended December 31, 2017 was 13.0 million, all of which related to continuing operations. Depreciation expense for the year ended December 25, 2016 was $18.1 million, of which $14.7 million related to continuing operations and $3.4 million related to discontinued operations.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 31, 2017	December 25, 2016
Amortized intangible assets
Franchise fees	$1,290,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	368,083	368,083
Total	2,089,129	2,089,129

Less accumulated amortization	(907,269)	(718,517)
Amortized intangible assets, net	1,181,860	1,370,612

Unamortized intangible assets
Liquor licenses	1,256,327	1,295,752
Total intangible assets, net	$2,438,187	$2,666,364

Amortization expense for both years ended December 31, 2017 and December 25, 2016 was $0.1 million. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Loan fees written off to interest expense during both years ended December 31, 2017 and December 25, 2016 was $0.1 million.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
2018	$173,294
2019	172,735
2020	135,499
2021	86,781
2022	84,435
Thereafter	529,116
Total	$1,181,860

The aggregate weighted-average amortization period for intangible assets is 8.4 years.

6. OTHER ACCRUED LIABILITES

	December 31, 2017	December 25, 2016
Sales tax payable	$906,410	$816,215
Accrued interest	481,431	442,976
Accrued royalty fees	179,114	129,621
Accrued property taxes	69,970	490,809
Accrued loyalty rewards	439,106	—
Other	328,911	762,648
Total accrued other liabilities	$2,404,942	$2,642,269

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

Long-term debt consists of the following obligations:

	December 31, 2017	December 25, 2016
$120.0 million term loan - the rate at December 31, 2017 and December 25, 2016 was 4.87% and 4.12%, respectively.	$89,698,616	$99,698,616
$30.0 million development line of credit, converted to $18.2 million facility term loan in December 2016 - the rate at December 31, 2017 and December 25, 2016 was 4.87% and 4.21%, respectively.	16,682,853	18,199,476
$5.0 million revolving line of credit - the rate at December 31, 2017 and December 25, 2016 was 5.11% and 6.25%, respectively.	5,000,000	4,000,000
$5.0 million development line of credit - the rate at December 31, 2017 was 5.00%.	3,050,965	—
Unamortized discount and debt issuance costs	(503,271)	(712,072)

Total debt	113,929,163	121,186,020

Less current portion	(11,440,433)	(11,307,819)

Long-term debt, net of current portion	$102,488,730	$109,878,201

On June 29, 2015, the Company entered into a five year $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The Senior Secured Credit Facility consists of a $120.0 million term loan (the “Term Loan”), a $30.0 million, development line of credit (the “DLOC”), and a $5.0 million (see amendment details immediately following this paragraph) revolving line of credit (the “RLOC”).

On December 23, 2016, the Company entered into an amendment agreement for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $959,718 on the Term Loans, plus accrued interest. As of December 31, 2017, $5.0 million and $3.1 million was outstanding under the RLOC and the DLOC, respectively. Availability under the DLOC is subject to certain limitations relative to actual development costs and access to the facility is restricted based on the Company’s leverage ratio. Outstanding balances convert into a DF Term Loan on June 29, 2018. Upon conversion, additional monthly principal will be due on the Term Loans based on the 12-year amortization period, plus interest, through maturity on June 29, 2020. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12- year amortization period. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization, totaled $503,271 and $712,072, at December 31, 2017 and December 25, 2016, respectively. The unamortized portion of capitalized debt issuance costs related to the DLOC and RLOC totaled $244,336 and $159,033, at December 31, 2017 and December 25, 2016, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the long-term debt terms that existed at December 31, 2017, the scheduled principal maturities, net of unamortized discount, for the next five years and thereafter are summarized as follows:

Amount
2018	$11,440,433
2019	11,573,284
2020	90,915,446
2021	—
2022	—
Thereafter	—
Total	$113,929,163

Interest expense was $6.6 million and $5.8 million for the years ended December 31, 2017 and December 25, 2016, respectively.

The current debt agreement contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a minimum required consolidated debt service coverage ratio and a maximum permitted consolidated lease-adjusted leverage ratio. On June 30, 2017, the Company entered into an amendment agreement for purposes of revising the maximum lease adjusted leverage ratio and revising certain definitions impacting the calculation of the ratio. On February 28, 2018, the Company entered into an amendment agreement for purposes of modifying the maximum permitted consolidated lease-adjusted leverage ratio and the minimum required consolidated debt service coverage ratio, commencing with the fiscal quarter ending April 1, 2018 and through the quarter ending December 29, 2019. As of December 31, 2017 the Company was not in compliance with the loan covenants but, pursuant to the amendment dated February 28, 2018, the covenants for the fiscal quarter ended December 31, 2017 were waived.

At December 31, 2017, the Company has five interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in Other comprehensive income (loss), net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

The following tables summarize the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			December 31, 2017
Interest rate swaps	Rate	Expires	Notional amounts	Derivative assets	Derivative liabilities
April 2012	1.4%	April 2019	$3,047,619	$6,028	$—
July 2013	1.4%	April 2018	2,833,333	778	—
May 2014	1.5%	April 2018	7,142,857	—	408
January 2015	1.8%	December 2019	21,690,476	25,953	—
August 2015	2.3%	June 2020	60,412,798	—	461,455
Total			$95,127,083	$32,759	$461,863

			December 25, 2016
Interest rate swaps	Rate	Expires	Notional amounts	Derivative assets	Derivative liabilities
April 2012	1.4%	April 2019	$5,333,333	$—	$21,037
October 2012	0.9%	October 2017	2,357,143	—	723
July 2013	1.4%	April 2018	4,761,905	—	18,949
May 2014	1.5%	April 2018	9,285,714	—	58,359
January 2015	1.8%	December 2019	21,119,048	—	271,144
August 2015	2.3%	June 2020	49,696,875	—	1,045,279
Total			$92,554,018	$—	$1,415,491

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SHARE-BASED COMPENSATION

The Company established a Stock Incentive Plan in 2011, and on July 13, 2017, the Company's shareholders approved a new stock incentive plan - the Stock Incentive Plan of 2017 (“Stock Incentive Plan”) to attract and retain directors, consultants, and team members and to align their interests with the interests of the Company’s shareholders through the opportunity for increased stock ownership. No further grants will be made under the Stock Incentive Plan of 2011.

The Stock Incentive Plan of 2017 authorized a total of 2,500,000 shares for issuance as incentive awards by way of stock options and/or restricted stock. Stock options must be awarded at exercise prices at least equal to or greater than 100.0% of the fair market value of the shares on the date of grant. The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors (the “Committee”) or another committee as determined by the Board of Directors. The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock. The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock. Awards of restricted stock may not provide for vesting or settlement in full of restricted stock over a period of less than one year from the date the award is made.

Restricted share awards

During fiscal 2017 and 2016, restricted shares were issued to certain team members at a weighted-average grant date fair value of $2.31 and $1.47, respectively. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Committee. Unrecognized share-based compensation expense of $0.8 million and $0.5 million at December 31, 2017 and December 25, 2016, respectively, will be recognized over the remaining weighted-average vesting period of 1.7 years. The total fair value of shares vested during years ended December 31, 2017 and December 25, 2016 was $0.4 million and $0.3 million, respectively. Under the Stock Incentive Plan of 2017, there are 2.3 million shares available for future awards at December 31, 2017.

The following table presents the restricted stock transactions for fiscal 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	263,332
Vested	(132,157)
Vested shares tax portion	(22,716)
Forfeited	(50,850)
Unvested, December 31, 2017	531,000

The following table presents the restricted stock transactions for fiscal 2016:

Number of Restricted Stock Shares
Unvested, December 27, 2015	241,124
Granted	398,164
Vested	(72,966)
Vested shares tax portion	(8,114)
Forfeited	(84,817)
Unvested, December 25, 2016	473,391

As a result of the Spin-Off of Bagger Dave’s, all restricted shares previously awarded to Bagger Dave’s employees were vested on a pro rata basis for time served through December 25, 2016 and were otherwise forfeited.

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and originally expired six years from issuance. On August 13, 2015,

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30,000 shares were exercised at a price of $2.50 per share. The intrinsic value of the options exercised was $6,300. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At December 31, 2017, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both December 31, 2017 and December 25, 2016.

Employee stock purchase plan

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the years ended December 31, 2017 and December 25, 2016 we issued 37,137 and 28,264 shares, respectively. Under the ESPP, there are 147,188 shares available for future purchase at December 31, 2017.

Share-based compensation

Share-based compensation of $0.4 million was recognized during both years ended December 31, 2017 and December 25, 2016 as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity (Deficit) to reflect the fair value of shares vested.

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of December 31, 2017. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9. INCOME TAXES

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. We recorded a charge of $3.1 million in deferred income tax expense for the re-measurement of our net deferred tax asset at the 21% rate. The Tax Act also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on deductibility of executive compensation, interest and employee meal benefits. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional re-measurement adjustments to our recorded deferred tax assets. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. As the impact is based on currently available information and interpretations, which are continuing to evolve, the impact should be considered provisional. We will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017. Pursuant to SAB 118, any adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of income taxes (benefit) for the fiscal year ended December 31, 2016 was determined based on pretax income and the outcome of a restructuring completed prior to the Spin-Off which effectively triggered a tax status change of the legal entities making up the Bagger Dave's business in a manner which enables the continuing business parent entity to retain the majority of the tax benefits from losses and credits. Following the status change, the Company contributed all of the hard assets and liabilities of the Bagger Dave's entities into a newly formed entity, Bagger Dave's Burger Tavern, Inc., the stock of which was ultimately spun-off to shareholders. The income tax benefit allocated to discontinued operations for 2016 related to benefits generated during the period between the date that the Company contributed the hard assets and liabilities of the Bagger Dave's entities to Bagger Dave's Burger Tavern, Inc. and the date that the Spin-Off was completed. A valuation allowance reserve was deemed necessary for the net deferred tax assets of Bagger Dave's Burger Tavern, Inc., and the resulting deferred tax expense was allocated to continuing operations as required by ASC 740.

The income tax provision (benefit) from continuing operations consists of the following components for the fiscal years ended December 31, 2017 and December 25, 2016:

	Fiscal Years Ended
	December 31, 2017	December 25, 2016
Federal:
Current	$—	$19,911
Deferred	17,346,134	(1,823,443)
State:
Current	(10,000)	(81,500)
Deferred	1,661,622	(385,760)
Income tax provision (benefit)	$18,997,756	$(2,270,792)

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes. The items causing this difference are as follows:

	Fiscal Years Ended
	December 31, 2017	December 25, 2016
Income tax expense (benefit) at federal statutory rate	$(437,374)	$465,207
State income tax	1,651,622	132,740
Permanent differences	506,867	70,206
Tax credits	(1,807,523)	(1,748,632)
Benefit resulting from restructuring	—	(3,016,513)
Change in valuation allowance	15,948,273	1,826,200
Rate difference - reduction to 21%	3,135,891	—
Income tax provision (benefit)	$18,997,756	$(2,270,792)

In accordance with the provisions of ASC 740, a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result of this evaluation, as of December 31, 2017, a valuation allowance of $15.9 million has been recorded because the Company is unable to assert that realization of the deferred tax asset is more likely than not. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income increase or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

On December 25, 2016 we completed the Spin-Off of Bagger Dave’s, which had previously generated significant pre-tax losses. After the Spin-Off, the majority of the net deferred tax assets were retained by the Company, which in its continuing operations had a history of profitability and was expected to continue to generate pre-tax income in the future. This expected operating performance combined with the planned opening of additional BWW restaurants was expected provide future taxable income that

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would enable the Company to utilize the tax benefits prior to their expirations. Given this information, there was no valuation allowance recorded for the fiscal year ended December 25, 2016. While there was no allowance recorded against the deferred tax assets of the continuing operations, the Company incurred a one-time charge against the benefit for income taxes of $1.8 million. This charge is the result of certain deferred tax assets relating to discontinued operations that were determined to be unrealizable by Bagger Dave's and is allocable to continuing operations as required by ASC 740.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are summarized as follows:

	December 31, 2017	December 25, 2016
Deferred tax assets:
Net operating loss carry-forwards	$6,798,685	$11,223,494
Deferred rent expense	549,540	752,897
Start-up costs	81,962	129,152
Tax credit carry-forwards	8,366,915	6,559,392
Interest rate swaps	90,112	481,267
Sale leaseback deferred gain	314,598	629,924
Share-based compensation	218,853	239,925
Accrued closure liabilities	—	36,432
Other	296,721	967,812
Total deferred tax assets	16,717,386	21,020,295

Deferred tax liabilities:
Tax depreciation in excess of book	881,810	2,366,739
Goodwill amortization in excess of book	2,647,173	2,402,628
Total deferred tax liabilities	3,528,983	4,769,367

Net deferred income tax asset, before valuation allowance	13,188,403	16,250,928
Valuation allowance on net deferred income tax assets	(15,948,273)	—
Net deferred income tax assets (liabilities)	$(2,759,870)	$16,250,928

As of December 31, 2017 and December 25, 2016, the Company has available federal and state net operating loss carryforwards of approximately $32.6 million and $33.0 million, respectively. General business tax credits of $8.4 million will expire between 2028 and 2037.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes. There are no amounts recorded on the Company's consolidated financial statements for uncertain positions. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 31, 2017.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and is subject to U.S. Federal, state, and local income tax examinations for tax years 2013 through 2016. The Company is currently under IRS exam for the 2014 fiscal year.

10. OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense was $8.8 million and $8.7 million for the fiscal years ended December 31, 2017 and December 25, 2016, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 31, 2017 are summarized as follows:

Year	Amount
2018	$8,947,232
2019	8,249,477
2020	8,170,861
2021	7,342,901
2022	6,566,555
Thereafter	27,162,972
Total	$66,439,998

11. COMMITMENTS AND CONTINGENCIES

Refer to Note 3 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $8.3 million and $8.3 million in royalty expense for the fiscal years ended December 31, 2017 and December 25, 2016, respectively. Advertising fund contribution expenses were $5.4 million and $5.5 million for the fiscal years ended December 31, 2017 and December 25, 2016, respectively. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved. The modernization costs for a restaurant are expected to range from $0.3 million to $0.8 million depending on an individual restaurant's needs.

401(k) Plan
In 2017 and 2016, we had a defined contribution 401(k) plan whereby eligible team members could contribute wages in accordance with the provisions of the plan. Each year the Company considers a discretionary contribution to the 401(k) plan. For fiscal 2017, the match has not been determined. For 2016, the discretionary match was 100.0% of 2.0% contributed, which equated to $0.2 million.

Legal Proceedings
In August 2016, the Company and A Sure Wing, LLC settled a collective action that was filed on December 18, 2015 against AMC Wings, Inc. and the Company in the U.S. District Court for the Southern District of Illinois by plaintiffs, David, et. al. A Sure Wing, LLC, the seller of the 18 St. Louis BWW restaurants acquired by the Company on June 29, 2015, was also named as a defendant. Plaintiffs primarily alleged that former and current tipped workers at the above-mentioned companies were assigned to perform tasks outside the scope of their tipped positions, in violation of Illinois and federal law. The Company filed an indemnity claim against A Sure Wing, LLC and received a reciprocal indemnity claim from A Sure Wing, LLC.

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

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the fiscal years ended December 31, 2017 and December 25, 2016:

	December 31, 2017	December 25, 2016
Income (loss) from continuing operations	$(20,284,151)	$3,639,048
Loss from discontinued operations	(173,925)	(9,641,529)
Net loss	$(20,458,076)	$(6,002,481)

Weighted-average shares outstanding	$26,717,910	$26,491,549
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	$26,717,910	$26,491,549

Earnings per common share from continuing operations	$(0.76)	$0.14
Earnings per common share from discontinued operations	(0.01)	(0.37)
Earnings per common share	$(0.77)	$(0.23)

Earnings per common share - assuming dilution - from continuing operations	$(0.76)	$0.14
Earnings per common share - assuming dilution - from discontinued operations	(0.01)	(0.37)
Earnings per common share - assuming dilution	$(0.77)	$(0.23)

For the year ended December 31, 2017 and December 25, 2016, 531,000 and 473,391 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

13. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information
Cash paid for interest was $6.3 million and $5.5 million during the years ended December 31, 2017 and December 25, 2016, respectively. Cash paid for income taxes was $0 and $0.1 million during the years ended December 31, 2017 and December 25, 2016, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Noncash investing activities for property and equipment not yet paid as of December 31, 2017 and December 25, 2016, was $0.1 million each.

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

As of December 31, 2017 and December 25, 2016, respectively, our financial instruments consisted of cash and cash equivalents; including accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017 and December 25, 2016, our total debt was approximately $113.9 million and $121.2 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 31, 2017 and December 25, 2016, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(429,104)	$—	$(429,104)
Lease guarantee liability	—	(303,006)	—	(303,006)
Total	$—	$(732,110)	$—	$(732,110)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 25, 2016:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset / (Liability) Total
Cash equivalents	$—	$(1,415,491)	$—	$(1,415,491)
Interest rate swaps	—	(306,000)	—	(306,000)
Total	$—	$(1,721,491)	$—	$(1,721,491)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes each component of Accumulated Other Comprehensive Loss ("OCL"):

Year Ended December 31, 2017
Interest Rate Swaps
Beginning balance	$(934,222)
Gain recorded to other comprehensive income	986,385
Tax expense	(335,371)
Other comprehensive income	651,014
Accumulated OCL	$(283,208)

Year Ended December 25, 2016
Interest Rate Swaps
Beginning balance	$(1,006,667)
Gain recorded to other comprehensive loss	109,764
Tax expense	(37,319)
Other comprehensive income	72,445
Accumulated OCL	$(934,222)

16. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Quarters
	March 26, 2017	June 25, 2017	September 24, 2017	December 31, 2017
Revenue	$44,337,964	$39,934,602	$39,262,940	$41,927,106
Operating profit (loss)	2,366,631	721,263	320,479	1,832,355
Income (loss) before income taxes	817,844	(895,903)	(1,476,397)	268,061
Net income (loss) from continuing operations	$795,580	$(291,343)	$(543,240)	$(20,245,148)	[1]
Net income (loss) from discontinued operations	$35,540	$(117,747)	$(15,154)	$(76,564)
Net income (loss)	$831,120	$(409,090)	$(558,394)	$(20,321,712)

Basic earnings per share from:
Continuing operations	0.03	(0.01)	(0.02)	(0.76)
Discontinued operations	—	(0.01)	—	—
Basic net loss per share	0.03	(0.02)	(0.02)	(0.76)

Fully diluted earnings per share from:
Continuing operations	0.03	(0.01)	(0.02)	(0.76)
Discontinued operations	—	(0.01)	—	—
Fully diluted net loss per share	0.03	(0.02)	(0.02)	(0.76)

Weighted average number of common shares outstanding
Basic	26,629,974	26,621,421	26,764,776	26,845,643
Diluted	26,629,974	26,621,421	26,764,776	26,845,643

1 The results for the quarter ended December 31, 2017 is impacted by a charge of $3.1 million as a result of the enactment of the Tax Act and the recording of a valuation allowance of $15.9 million. See Note 9 for for additional details.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Quarters
	March 27, 2016	June 26, 2016	September 25, 2016	December 25, 2016
Revenue	$43,143,252	$40,951,181	$41,625,312	$40,801,180
Operating profit (loss)	3,115,981	1,387,085	1,946,629	854,276
Income (loss) before income taxes	1,710,783	(17,202)	519,205	(844,530)
Net income (loss) from continuing operations	1,292,429	234,344	596,709	1,515,566
Net income (loss) from discontinued operations	(862,025)	(416,770)	(1,985,834)	(6,376,900)
Net income (loss)	$430,404	$(182,426)	$(1,389,125)	$(4,861,334)

Basic earnings per share from:
Continuing operations	$0.05	$0.01	$0.02	$0.06
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.24)
Basic net loss per share	$0.02	$(0.01)	$(0.05)	$(0.18)

Fully diluted earnings per share from:
Continuing operations	$0.05	$0.01	$0.02	$0.06
Discontinued operations	(0.03)	(0.02)	(0.07)	(0.24)
Fully diluted net loss per share	$0.02	$(0.01)	$(0.05)	$(0.18)

Weighted average number of common shares outstanding
Basic	26,298,034	26,379,065	26,625,615	26,664,409
Diluted	26,298,034	26,379,065	26,625,615	26,664,409

17. SUBSEQUENT EVENTS

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

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

Diversified Restaurant Holdings, Inc.

/s/ David G. Burke	Dated:	March 9, 2018
David G. Burke
Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ Phyllis Knight	Dated:	March 9, 2018
Phyllis Knight
Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Refer to the management's report in Item 8 "Consolidated Financial Statements" of this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2018 (the “Proxy Statement”).

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	—	N/A	2,270,001
Equity compensation plans not approved by security holders [2]	180,000	$2.50	N/A

1 In 2011, our Board of Directors and Stockholders approved the Stock Incentive Plan of 2011 (the “2011 Incentive Plan”) authorizing the grant of equity-based incentives to employees. On July 13, 2017, the Company's shareholders approved a new stock incentive plan - the Stock Incentive Plan of 2017 (“Stock Incentive Plan”). No further grants will be made under the 2011 Incentive Plan. The Stock Incentive Plan of 2017 authorized a total of 2,500,000 shares for issuance as incentive awards by way of stock options and/or restricted stock.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 31, 2017 and December 25, 2016

•	Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2017 and December 25, 2016

•	Consolidated Statements of Comprehensive Loss for the Fiscal Years Ended December 31, 2017 and December 25, 2016

•	Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2017, and December 25, 2016

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2017 and December 25, 2016

•	Notes to Consolidated Financial Statements

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

ITEM 16.     SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2018

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ David G. Burke
David G. Burke
President, Chief Executive Officer, Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David G. Burke	Dated:	March 9, 2018
David G. Burke President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Phyllis A. Knight	Dated:	March 9, 2018
Phyllis A. Knight Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael T. Ansley	Dated:	March 9, 2018
Michael T. Ansley Executive Chairman of the Board of Directors

/s/ Jay Alan Dusenberry	Dated:	March 9, 2018
Jay Alan Dusenberry Director

/s/ David Ligotti	Dated:	March 9, 2018
David Ligotti Director

/s/ Gregory J. Stevens	Dated:	March 9, 2018
Gregory J. Stevens Director

/s/ Joseph M. Nowicki	Dated:	March 9, 2018
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated:	March 9, 2018
Philip Friedman Director

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1
Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 10, 2007, and incorporated herein by this reference)

3.2	Amended and Restated Bylaws (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated herein by this reference)
3.3
First Amendment to the Amended and Restated Bylaws (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2012, and incorporated herein by this reference)

3.4
Second Amendment to the Amended and Restated Bylaws (filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2016, and incorporated herein by this reference)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of our registration statement on Form SB-2 (SEC File Number 333-145316) filed on August 10, 2007)
4.2	Stock Incentive Plan of 2017 (filed as an exhibit to the Company’s S-8, as filed with the Securities and Exchange Commission on July 13, 2017, and incorporated herein by reference)*
4.3
Form of Restricted Stock Award Agreement for restricted stock granted under the Stock Incentive Plan of 2017 (filed as an exhibit to the Company’s S-8, as filed with the Securities and Exchange Commission on July 13, 2017, and incorporated herein by reference)*

10.1
Buffalo Wild Wings Area Development Agreement dated July 18, 2003, by and between Buffalo Wild Wings International, Inc. and MCA Enterprises, Inc. (subsequently assigned to AMC Wings, Inc., a wholly-owned subsidiary of the Company) (incorporated by reference to Exhibit 10.3 of our Form 10-Q filed November 12, 2010)

10.2	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to Exhibit 10.12 of our Form 10-Q filed November 12, 2010)
10.3	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)
10.4	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed November 12, 2010)
10.5	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 5, 2010)*
10.6	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*
10.7	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*
10.8	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014 (incorporated by reference to Exhibit 10.13 of our Form 10-K, filed March 13, 2015)
10.9	Amendment to Area Development Agreement, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 19, 2015)
10.10	Second Amended and Restated Credit Agreement dated June 29, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015)
10.11	Employment Agreement between Diversified Restaurant Holdings, Inc. and David G. Burke, dated May 19, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 24, 2016)*

10.12	Form of Second Amendment to the Diversified Restaurant Holdings, Inc. Stock Option Agreement of 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 29, 2016)
10.13	Employment Agreement between Diversified Restaurant Holdings, Inc. and Phyllis A. Knight, dated October 20, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 24, 2016)*
10.14	Transitional Services Agreement, dated as of December 23, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 29, 2016)
10.15	Amendment No. 4 to Credit Agreement and Limited Consent, dated as of December 23, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed December 29, 2016)
10.16	Amendment No. 6 to Credit Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K, filed July 7, 2017)
21.0	Subsidiaries of Diversified Restaurant Holdings, Inc.
23	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
*	Management contract or compensatory plan