Form 10-Q
period 2018-04-01
Diversified Restaurant Holdings, Inc.
filed 2018-05-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,922,389 shares of $.0001 par value common stock outstanding as of May 8, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 1, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,468,997	$4,371,156
Accounts receivable	294,935	653,102
Inventory	1,594,300	1,591,363
Prepaid and other assets	445,444	408,982
Total current assets	6,803,676	7,024,603

Property and equipment, net	45,314,523	48,014,043
Intangible assets, net	2,391,470	2,438,187
Goodwill	50,097,081	50,097,081
Other long-term assets	487,574	185,322
Total assets	$105,094,324	$107,759,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,188,283	$4,561,939
Accrued compensation	2,588,593	1,854,127
Other accrued liabilities	2,871,373	2,404,942
Current portion of long-term debt	11,505,571	11,440,433
Current portion of deferred rent	413,049	411,660
Total current liabilities	20,566,869	20,673,101

Deferred rent, less current portion	2,205,505	2,208,238
Deferred income taxes	2,481,462	2,759,870
Unfavorable operating leases	490,865	510,941
Other long-term liabilities	1,872,428	2,346,991
Long-term debt, less current portion	99,595,544	102,488,730
Total liabilities	127,212,673	130,987,871

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders' deficit
Common stock - $0.0001 par value; 100,000,000 shares authorized; 27,136,514 and 26,859,125, respectively, issued and outstanding	2,643	2,625
Additional paid-in capital	21,986,499	21,776,402
Accumulated other comprehensive income (loss)	425,134	(283,208)
Accumulated deficit	(44,532,625)	(44,724,454)
Total stockholders' deficit	(22,118,349)	(23,228,635)

Total liabilities and stockholders' deficit	$105,094,324	$107,759,236
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	April 1, 2018	March 26, 2017
Revenue	$39,532,957	$44,337,964

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,132,377	13,038,426
Compensation costs	10,164,655	10,965,530
Occupancy costs	2,943,840	2,893,852
Other operating costs	8,393,955	9,029,876
General and administrative expenses	2,221,969	2,356,966
Pre-opening costs	—	31,370
Depreciation and amortization	3,166,500	3,633,254
Loss on asset disposal	5,851	22,059
Total operating expenses	38,029,147	41,971,333

Operating profit	1,503,810	2,366,631

Interest expense	(1,646,044)	(1,575,954)
Other income, net	32,640	27,167

Income (loss) from continuing operations before income taxes	(109,594)	817,844
Income tax benefit (expense) of continuing operations	301,423	(22,264)
Income from continuing operations	191,829	795,580

Discontinued operations
Income from discontinued operations before income taxes	—	36,535
Income tax expense of discontinued operations	—	(995)
Income from discontinued operations	—	35,540

Net income	$191,829	$831,120

Basic earnings per share from:
Continuing operations	$0.01	$0.03
Discontinued operations	—	—
Basic net earnings per share	$0.01	$0.03

Diluted earnings per share from:
Continuing operations	$0.01	$0.03
Discontinued operations	—	—
Diluted net earnings per share	$0.01	$0.03

Weighted average number of common shares outstanding
Basic	26,853,724	26,629,974
Diluted	26,853,724	26,629,974
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	April 1, 2018	March 26, 2017

Net income	$191,829	$831,120

Other comprehensive income
Unrealized changes in fair value of interest rate swaps, net of tax of ($23,015) and ($84,714), respectively.	708,342	164,444
Total other comprehensive income	708,342	164,444

Comprehensive income	$900,171	$995,564

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)

Forfeitures of restricted shares	(1,000)	—	—	—	—	—

Employee stock purchase plan	5,124	1	11,497	—	—	11,498

Share-based compensation	—	—	123,082	—	—	123,082

Other comprehensive income	—	—	—	164,444	—	164,444

Adoption of ASU 2016-09 (Note 1)	—	—	—	—	268,000	268,000

Net income from continuing operations	—	—	—	—	795,580	795,580

Net income from discontinued operations	—	—	—	—	35,540	35,540

Balances - March 26, 2017	26,636,346	$2,611	$21,489,849	$(769,778)	$(23,435,258)	$(2,712,576)

Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)

Issuance of restricted shares	216,500	—	—	—	—	—

Forfeitures of restricted shares	(4,585)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(29,924)	(3)	(43,614)	—	—	(43,617)

Employee stock purchase plan	14,374	1	18,973	—	—	18,974

Share-based compensation	81,024	20	234,738	—	—	234,758

Other comprehensive income	—	—	—	708,342	—	708,342

Net income from continuing operations	—	—	—	—	191,829	191,829

Balances - April 1, 2018	27,136,514	$2,643	$21,986,499	$425,134	$(44,532,625)	$(22,118,349)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	April 1, 2018	March 26, 2017
Cash flows from operating activities
Net income	$191,829	$831,120
Net income from discontinued operations	—	35,540
Net income from continuing operations	191,829	795,580
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,166,500	3,633,254
Amortization of debt discount and loan fees	72,434	52,443
Amortization of gain on sale-leaseback	(31,959)	(34,794)
Loss on asset disposals	5,851	22,059
Share-based compensation	234,758	123,082
Deferred income taxes	(301,423)	23,259
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	358,167	187,782
Inventory	(2,937)	69,039
Prepaid and other assets	(36,462)	313,204
Intangible assets	(20,076)	(18,915)
Other long-term assets	—	2,084
Accounts payable	(1,325,034)	(208,157)
Accrued liabilities	1,187,397	(577,438)
Deferred rent	(1,344)	23,353
Net cash provided by operating activities of continuing operations	3,497,701	4,405,835
Net cash provided by operating activities of discontinued operations	—	35,540
Net cash provided by operating activities	3,497,701	4,441,375

Cash flows from investing activities
Purchases of property and equipment	(496,061)	(1,430,201)
Net cash used in investing activities	(496,061)	(1,430,201)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,217,621
Repayments of long-term debt	(2,879,156)	(2,879,156)
Proceeds from employee stock purchase plan	18,974	11,498
Tax withholdings for restricted stock units	(43,617)	—
Net cash used in financing activities	(2,903,799)	(1,650,037)

Net increase in cash and cash equivalents	97,841	1,361,137

Cash and cash equivalents, beginning of period	4,371,156	4,021,126

Cash and cash equivalents, end of period	$4,468,997	$5,382,263

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH” or the "Company") is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.

DRH currently operates 65 BWW restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). For additional details refer to Note 2

Basis of Presentation

The consolidated financial statements as of April 1, 2018 and December 31, 2017, and for the three-month periods ended April 1, 2018 and March 26, 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of April 1, 2018 and for the three-month periods ended April 1, 2018 and March 26, 2017 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 31, 2017 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, which is included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month periods ended April 1, 2018 and March 26, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 30, 2018.

Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Since December 31, 2017, there has been one significant change in our accounting policies related to revenue recognition, which is presented below.

Revenue Recognition Policy
Revenue is measured based on consideration specified in implied contracts with our customers and excludes amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation (at the time of sale) by transferring control over a product to a customer. Payment is due at the time the food or merchandise is transferred to the customer. The portion of any sale that results in loyalty rewards being issued is deferred, net of estimated breakage, until redemption.
Nature of Goods Sold
DRH earns revenue through sales of food, gift cards and merchandise to our customers. These sales occur through multiple channels, such as in-restaurant, call-in, online (web-based) and via third party delivery services.
Buffalo Wild Wings International, Inc. ("BWLD") offers a system-wide loyalty program (Blazin’ Rewards®) whereby enrolled customers earn points for each qualifying purchase. As a franchisee, DRH is required to participate in the program. DRH estimates the value of loyalty points earned (the value per point) by dividing the menu price of redeemable items by the loyalty reward points required to redeem that menu item. Points issued as part of the loyalty program expire after 6 months of member inactivity. DRH commissioned a study to determine a reasonable estimate of the breakage rate, which was approximately 32%.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DRH has two types of sales transactions, transactions without loyalty attachment and transactions with loyalty attachment. Transactions without loyalty attachment require no allocation of the transaction price, because the price is observable and fixed based on the menu. Transactions with loyalty attachment have two performance obligations: 1) providing the purchased food and/or merchandise to the customer and, 2) redeeming awarded loyalty points for food or merchandise in the future. In loyalty related transactions the price is allocated to the products sold and the points issued. Revenue related to loyalty points that may be redeemed in the future is deferred, net of estimated breakage, until such loyalty points are redeemed. For additional details refer to Note 6.

The Company offers gift cards for purchase through a BWLD system-wide program. Gift cards sold are recorded as a liability to BWLD. When redeemed, the gift card liability is offset by recording the transaction as revenue. Net gift card activity is settled with BWLD weekly. At times, gift card redemptions may exceed amounts due to BWLD for gift card purchases, resulting in an asset balance. Because this is a system-wide program operated by BWLD, the Company is not impacted by and does not record breakage.

Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue
Product	April 1, 2018	March 26, 2017
Food	$33,007,708	$37,008,455
Alcohol	6,525,249	7,329,509
Total	$39,532,957	$44,337,964

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815) ("ASU 2017-12"). The amendment expands an entity’s ability to hedge accounting to non-financial and financial risk components and requires changes in fair value of hedging instruments to be presented in the same income statement line as the hedged item. The ASU also amends the presentation and disclosure requirements for the effect of hedge accounting. The ASU must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have analyzed the impact of the new standard and concluded that the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. Operating leases comprise the majority of our current lease portfolio. With respect to implementation, we are currently reviewing the accounting standard and are not yet able to estimate the impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 for public companies to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing, which clarifies the subjects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which provides additional clarification on criteria within ASU 2014-09 as well as additional guidance for transition to the new revenue recognition criteria. ASU 2014-09 further requires new disclosures about contracts with customers, including disclosing performance obligations to customers arising from certain promotional activity, such as our customer loyalty program and the significant judgments the Company has made when applying the guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2014-09 effective as of January 1, 2018, using the modified retrospective transition method to all existing contracts that were not substantially completed at the adoption date. We finalized our analysis and the adoption of ASU 2014-09 which did not have, and is not expected to have, a material impact on the timing or amount of revenue recognized as compared to the Company's previous revenue recognition practices, or our internal controls over financial reporting.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified wording and removes step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company adopted the standard as of the first day of the fourth quarter, September 25, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Beginning in fiscal 2017, the tax effects of awards will be recognized in the statement of operations. In addition, the Company will account for forfeitures as they occur.

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

As part of the Spin-Off transaction, DRH agreed to fund a one-time $2.0 million cash distribution to Bagger Dave's and agreed that, if deemed necessary within twelve months after the date of the Spin-Off, up to $1 million of additional cash funding may be considered upon approval by DRH and its lenders. As of December 31, 2017, this provision had lapsed and no additional funding was provided.

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

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH will provide ongoing administrative support to Bagger Dave's in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service. The amount charged to Bagger Dave’s was $13,680 and $0 during the three-month periods ended April 1, 2018 and March 26, 2017.

Information related to the Bagger Dave's Spin-Off has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the three month period ended March 26, 2017 have been presented as discontinued operations. There was no activity related to the discontinued operation at the Company for the three month period ended April 1, 2018.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the three-month period ended March 26, 2017 have been presented separately on the face of the cash flow statement. There was no activity related to the discontinued operation at the Company for the three month period ended April 1, 2018.

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

3.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

After the Spin-Off of Bagger Dave’s and the related discontinuation of its operations described in Note 2, the Company remains involved with certain activities that result in Bagger Dave’s being considered a Variable Interest Entity ("VIE"). This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although three of the Company’s executive officers are currently also on Bagger Dave’s board, there are no agreements in place that require these executive officers to vote in the interests of the Company, as these executive officers do not represent the Company in their capacity as Bagger Dave’s directors. Furthermore, they remain on the board of Bagger Dave’s so long as the shareholders annually elect them. At any time, these board members can be replaced by a vote of the Bagger Dave’s shareholders. As a result, the Company does not consolidate Bagger Dave's as a VIE.

Lease Guarantees

At April 1, 2018, the Company is a guarantor for 13 leases, three of which have been re-leased to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon the Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability. As of April 1, 2018 and December 31, 2017, the liability is $0.3 million, and it is included in other liabilities on the Consolidated Balance Sheet. No liability had previously been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of April 1, 2018 and December 31, 2017, no loss under the guarantees was probable because all but three of the Bagger Dave's restaurants subject to the leases is either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments. With respect to the three recent closures, we expect to find a new tenant for the site and, in the meantime, Bagger Dave's is continuing to make the lease payments.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $8.1 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of April 1, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 8 months to 12 years as of April 1, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of April 1, 2018:

Location of lease	Status of location	Guarantee expiry date	Future guaranteed lease payments
Woodhaven, MI	Closed / re-leased	11/30/18	$49,467
Traverse City, MI	Closed	01/31/19	76,667
Fort Wayne, IN	Open	01/31/19	70,333
Grand Blanc, MI	Open	01/31/20	129,667
Centerville, OH	Open	11/30/20	290,815
Chesterfield Township, MI	Open	12/31/20	178,750
E. Lansing, MI	Closed	09/10/21	75,000
Birch Run, MI	Open	12/31/24	645,613
Berkley, MI	Open	06/08/29	952,320
Cascade Township, MI	Open	06/08/29	873,984
Avon, IN	Closed / re-leased	06/30/29	1,424,384
Greenwood, IN	Closed / re-leased	06/30/29	1,474,560
Canton, MI	Closed	06/30/30	1,897,920
Total			$8,139,480

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.          PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	April 1, 2018	December 31, 2017
Equipment	$30,362,871	$30,252,867
Furniture and fixtures	7,466,589	7,444,792
Leasehold improvements	65,102,992	64,936,413
Restaurant construction in progress	199,980	161,942
Total	103,132,432	102,796,014
Less accumulated depreciation	(57,817,909)	(54,781,971)
Property and equipment, net	$45,314,523	$48,014,043

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	April 1, 2018	December 31, 2017
Amortized intangible assets
Franchise fees	$1,290,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	368,083	368,083
Total	2,089,129	2,089,129
Less accumulated amortization	(953,986)	(907,269)
Amortized intangible assets, net	1,135,143	1,181,860

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,391,470	$2,438,187

Amortization expense was $20,805 and $21,230 for the three-month periods ended April 1, 2018 and March 26, 2017, respectively. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 8.2 years at April 1, 2018.

6.    OTHER ACCRUED LIABILITES

	April 1, 2018	December 31, 2017
Sales tax payable	$955,080	$906,410
Accrued interest	525,184	481,431
Accrued royalty fees	137,611	179,114
Accrued property taxes	401,191	69,970
Accrued loyalty rewards	560,753	439,106
Other	291,554	328,911
Total other accrued liabilities	$2,871,373	$2,404,942

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	April 1, 2018	December 31, 2017
$120.0 million term loan - the rate at April 1, 2018 and December 31, 2017 was 5.17% and 4.87%, respectively.	$87,198,617	$89,698,616
$30.0 million development line of credit, converted to $18.2 million facility term loan in December 2016 - the rate at April 1, 2018 and December 31, 2017 was 5.17% and 4.87%, respectively.	16,303,697	16,682,853
$5.0 million revolving line of credit - the rate at April 1, 2018 and December 31, 2017 was 5.29% and 5.11%, respectively.	5,000,000	5,000,000
$5.0 million development line of credit - the rate at April 1, 2018 and December 31, 2017 was 5.30% and 5.00%, respectively.	3,050,965	3,050,965
Unamortized discount and debt issuance costs	(452,164)	(503,271)
Total debt	111,101,115	113,929,163

Less current portion	(11,505,571)	(11,440,433)
Long-term debt, net of current portion	$99,595,544	$102,488,730

On June 29, 2015, the Company entered into a five year $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The Senior Secured Credit Facility consists of a $120.0 million term loan (the “Term Loan”), a $30.0 million development line of credit (the “DLOC”) and a $5.0 million revolving line of credit (the “RLOC”).

On December 23, 2016, the Company amended the Senior Secured Credit Facility for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $959,718 on the Term Loans, plus accrued interest. As of April 1, 2018, $5.0 million and $3.1 million was outstanding under the RLOC and the DLOC, respectively. Availability under the DLOC is subject to certain limitations relative to actual development costs and access to the facility is restricted based on the Company’s leverage ratio. Outstanding balances convert into a DF Term Loan on June 29, 2018. Upon conversion, additional monthly principal will be due on the Term Loans based on the 12-year amortization period. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12-year amortization period. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Fees related to the Term Loans are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $452,164 and $503,271 at April 1, 2018 and December 31, 2017, respectively. The unamortized portion of capitalized debt issuance costs related to the DLOC and RLOC totaled $137,708 and $159,033 at April 1, 2018 and December 31, 2017, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended April 1, 2018 and March 26, 2017 interest expense was $1.6 million, each.

The Senior Secured Credit Facility, as amended, contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. On June 30, 2017 and February 28, 2018, the Company further amended the Senior Secured Credit Facility for purposes of revising the maximum lease adjusted leverage ratio and the minimum consolidated debt service coverage ratio and revising certain definitions impacting the calculation of the ratios. As of April 1, 2018, the Company is in compliance with the loan covenants.

At April 1, 2018, the Company has five interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. The fair value of the derivative assets and liabilities are included in Other long-term assets and Other long-term liabilities on the Consolidated Balance Sheets, respectively. See Note 14 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			April 1, 2018
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$2,476,191	$8,560	$—
July 2013	1.4%	April 2018	1,761,905	407	—
May 2014	1.5%	April 2018	6,607,143	764	—
January 2015	1.8%	December 2019	21,833,333	164,458	—
August 2015	2.3%	June 2020	60,042,262	128,063	—
Total			$92,720,834	$302,252	$—

			December 31, 2017
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$3,047,619	$6,028	$—
July 2013	1.4%	April 2018	2,833,333	778	—
May 2014	1.5%	April 2018	7,142,857	—	408
January 2015	1.8%	December 2019	21,690,476	25,953	—
August 2015	2.3%	June 2020	60,412,798	—	461,455
Total			$95,127,083	$32,759	$461,863

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

For the three-months ended April 1, 2018, restricted shares were issued to certain team members under the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $1.35. For the three-month period ended March 26, 2017, no restricted shares were issued. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Compensation Committee. Unrecognized share-based compensation expense of $0.8 million at April 1, 2018 will be recognized over the remaining weighted-average vesting period of 2.0 years. The total fair value of shares vested during the three-month periods ended April 1, 2018 and March 26, 2017, was $0.1 million and $0.0 million, respectively. Under the Stock Incentive Plan of 2017, there were 2.0 million shares available for future awards at April 1, 2018.

The following table presents the restricted stock transactions during the three-month period ended April 1, 2018:

Number of Restricted Stock Shares
Unvested, December 31, 2017	531,000
Granted	216,500
Vested	(62,332)
Vested shares tax portion	(9,665)
Expired/Forfeited	(4,585)
Unvested, April 1, 2018	670,918

The following table presents the restricted stock transactions during the three-month period ended March 26, 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	—
Vested	—
Vested shares tax portion	—
Expired/Forfeited	(1,000)
Unvested, March 26, 2017	472,391

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At April 1, 2018, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both April 1, 2018 and March 26, 2017.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the three-months ended April 1, 2018 and March 26, 2017, the Company issued 14,374 and 5,124 shares, respectively. Under the ESPP, there are 132,814 shares available for future purchase at April 1, 2018.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation

Share-based compensation of $0.2 million and $0.1 million, was recognized during the three-month periods ended April 1, 2018 and March 26, 2017, respectively, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity (Deficit) to reflect the fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of April 1, 2018. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9.           INCOME TAXES

The effective income tax expense (benefit) rate for continuing operations was (275.0)% and 2.7%, for the three-month periods ended April 1, 2018 and March 26, 2017, respectively. The change in the effective income tax rate for the three months ended April 1, 2018 compared with the three months ended March 26, 2017 is primarily attributable to valuation allowance against the deferred tax asset and the reduction of the deferred tax liability caused by the change in certain tax attributes.

In accordance with the provisions of ASC 740, a valuation allowance was established as of December 31, 2017, for the deferred tax assets of the Company, and remains in place as of April 1, 2018. On a quarterly basis, the Company evaluates the recoverability of the deferred tax asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment.

10.           OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.3 million and $2.2 million for the three-month periods ended April 1, 2018 and March 26, 2017, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at April 1, 2018 are summarized as follows:

Year	Amount
Remainder of 2018	$6,670,252
2019	8,251,227
2020	8,172,611
2021	7,344,651
2022	6,568,305
Thereafter	29,830,471
Total	$66,837,517

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.           COMMITMENTS AND CONTINGENCIES

Refer to Note 3 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $2.0 million and $2.2 million in royalty expense for the three-month periods ended April 1, 2018 and March 26, 2017, respectively. Advertising fund contribution expenses were $1.3 million and $1.4 million for the three-month periods ended April 1, 2018 and March 26, 2017, respectively. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved. The modernization costs for a restaurant are expected to range from $250,000 to $850,000 depending on an individual restaurant's needs.

Legal Proceedings
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

12.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended April 1, 2018 and March 26, 2017:

	Three months ended
	April 1, 2018	March 26, 2017
Income from continuing operations	$191,829	$795,580
Income from discontinued operations	—	35,540
Net income	$191,829	$831,120

Weighted-average shares outstanding	26,853,724	26,629,974
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,853,724	26,629,974

Earnings per common share from continuing operations	$0.01	$0.03
Earnings per common share from discontinued operations	—	—
Earnings per common share	$0.01	$0.03

Earnings per common share - assuming dilution - from continuing operations	0.01	0.03
Earnings per common share - assuming dilution - from discontinued operations	—	—
Earnings per common share - assuming dilution	$0.01	$0.03

During the three month periods ended April 1, 2018 and March 26, 2017, 670,918 and 472,392 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.5 million and $1.4 million during the three-month periods ended April 1, 2018 and March 26, 2017, respectively.

Cash paid for income taxes was $0 and $0, during the three-month periods ended April 1, 2018 and March 26, 2017, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of April 1, 2018 and March 26, 2017, was $0.1 million and $0.4 million, respectively.

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

As of April 1, 2018 and December 31, 2017, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes, which are generally based on observable market inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 7 for additional information pertaining to interest rates swaps.

The fair value of our lease guarantee liability was determined by calculating the present value of the difference between the estimated rate at which the Company and Bagger Dave’s could borrow money in a duration similar to the underlying lease guarantees. Our lease guarantees are classified as a Level 2 measurement as there is no actively traded market for such instruments.

As of April 1, 2018 and December 31, 2017, our total debt was approximately $111.1 million and $113.9 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three month period ended April 1, 2018 and the fiscal year ended December 31, 2017.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of April 1, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$302,252	$—	$302,252
Lease guarantee liability	—	(294,731)	—	(294,731)
Total	$—	$7,521	$—	$7,521

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(429,104)	$—	$(429,104)
Lease guarantee liability	—	(303,006)	—	(303,006)
Total	$—	$(732,110)	$—	$(732,110)

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss):

	Three Months Ended April 1, 2018	Three Months Ended March 26, 2017
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(283,208)	$(934,222)

Gain recorded to other comprehensive loss	731,357	249,158
Tax expense	(23,015)	(84,714)
Other comprehensive income	708,342	164,444

Accumulated other comprehensive income (loss)	$425,134	$(769,778)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K for the fiscal year ended December 31, 2017. Information included in this discussion and analysis includes commentary on company-owned restaurants, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing the Buffalo Wild Wings® Grill & Bar (“BWW”) concept. However, same store sales information does not represent sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this “Quarterly Report on Form 10-Q” may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management team with respect to future events, including our financial performance, business and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate,” and variations of such words and similar statements of a future or forward-looking nature are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Accordingly, actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Important factors that could cause actual results to differ materially from our expectations include the following:

•the success of our existing and new restaurants;
•our ability to identify appropriate sites and to finance the development and expansion of our operations;
•changes in economic conditions;
•damage to our reputation or lack of acceptance of our brand in existing or new markets;
•economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;
•the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;
•changes in food availability and costs;
•labor shortages and increases in our compensation costs, including, as a result, changes in government regulation;
•increased competition in the restaurant industry and the segments in which we compete;
•the impact of legislation and regulations regarding nutritional information, new information or attitudes regarding diet and health, or adverse opinions about the health of consuming our menu offerings;
•the impact of federal, state, and local beer, liquor, and food service regulations;
•the success of our and our franchisor's marketing programs;
•the impact of new restaurant openings, including the effect on our existing restaurants of opening new restaurants in the same markets;
•the loss of key members of our management team;
•inability or failure to effectively manage our growth, including without limitation, our need for liquidity and human capital;

•the impact of litigation;
•the adequacy of our insurance coverage and fluctuating insurance requirements and costs;
•the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
•our ability to obtain debt or other financing on favorable terms, or at all;
•the impact of a potential asset impairment charge in the future;
•the impact of any security breaches of confidential guest information in connection with our electronic processing of credit/debit card transactions;
•our ability to protect our intellectual property;
•the impact of any failure of our information technology system or any breach of our network security;
•the impact of any materially adverse changes in our federal, state, and local taxes;
•the impact of any food-borne illness outbreak;
•our ability to maintain our relationship with our franchisor on economically favorable terms;
•the impact of future sales of our common stock in the public market, the exercise of stock options, and any additional capital raised by us through the sale of our common stock;
•the effect of changes in accounting principles applicable to us; and
•the impact on the Company's future results as a result of its guarantees of certain leases of Bagger Dave's Burger Tavern, Inc.

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the "Company") is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). DRH currently operates 65 BWW restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. As one of the largest franchisees of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2014 through 2018 (estimate).

	2018 (estimate)	2017	2016	2015	2014
Restaurants open at the beginning of year	65	64	62	42	36

Openings/closures:
New restaurant openings	—	1	2	3	3
Restaurant acquisitions	—	—	—	18	3
Restaurant closures	—	—	—	(1)	—
Total restaurants open at the end of the year	65	65	64	62	42

RESULTS OF OPERATIONS

For the three-month period ended April 1, 2018 ("First Quarter 2018"), revenue was generated from the operations of 65 restaurants. For the three-month period ended March 26, 2017 ("First Quarter 2017"), revenue was generated from the operations of 64 restaurants. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales are defined as a restaurant's comparable sales in the first full month after the 18th month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 62 and 60 restaurants at April 1, 2018 and March 26, 2017, respectively.

Results of Operations for the Three Months Ended April 1, 2018 and March 26, 2017

	Three months ended
	April 1, 2018	March 26, 2017
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.2%	29.4%
Compensation costs	25.7%	24.7%
Occupancy costs	7.4%	6.5%
Other operating costs	21.2%	20.4%
General and administrative expenses	5.6%	5.3%
Pre-opening costs	—%	0.1%
Depreciation and amortization	8.0%	8.2%
Loss on asset disposal	—%	—%
Total operating expenses	96.1%	94.6%

Operating profit	3.9%	5.4%

Interest expense	(4.2)%	(3.6)%
Other income, net	0.1%	0.1%

Income (loss) from continuing operations before income taxes	(0.2)%	1.9%

Income tax benefit (expense) of continuing operations	0.8%	(0.1)%

Income from continuing operations	0.6%	1.8%

Income from discontinued operations before income taxes	—%	0.1%
Income tax expense of discontinued operations	—%	—%
Income from discontinued operations	—%	0.1%

Net Income	0.6%	1.9%

Revenue for First Quarter 2018 was $39.5 million, a decrease of $4.8 million, or 10.8%, compared to $44.3 million of revenue generated during First Quarter 2017. The decrease was driven by the Easter holiday calendar shift from the second quarter in 2017 to the first quarter in 2018 and a decline in traffic. The decrease was partially offset by a new restaurant opening late in Second Quarter 2017. First Quarter 2018 same-store sales decreased by 8.5%.

Food, beverage, and packaging costs decreased by $1.9 million, or 14.6%, to $11.1 million in First Quarter 2018 from $13.0 million in First Quarter 2017 due to lower volumes. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.2% in First Quarter 2018 from 29.4% in First Quarter 2017 primarily due to lower traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, decreased to $1.89 in First Quarter 2018 compared with $2.02 in First Quarter 2017.

Compensation costs decreased by $0.8 million, or 7.3%, to $10.2 million in First Quarter 2018 from $11.0 million in First Quarter 2017. The decrease was primarily due to lower volumes, as well as lower bonus payments and labor overhead expense. Compensation costs as a percentage of sales increased to 25.7% in First Quarter 2018 from 24.7% in First Quarter 2017 as a result of lower volumes compared to the same period last year.

Occupancy costs were flat at $2.9 million in First Quarter 2018 compared to First Quarter 2017. Occupancy as a percentage of sales increased to 7.4% in First Quarter 2018 compared with 6.5% in First Quarter 2017 due to lower sales compared to the same period last year.

Other operating costs decreased $0.6 million, or 7.0%, to $8.4 million in First Quarter 2018 from $9.0 million in First Quarter 2017 due to cost saving initiatives as well as reduced royalty and advertising fund contributions as a result of lower sales volume. Other operating costs as a percentage of sales increased to 21.2% in First Quarter 2018 from 20.4% in First Quarter 2017, due to lower sales compared to the same period last year.

General and administrative expenses decreased $0.2 million, or 5.7%, to $2.2 million in First Quarter 2018 from $2.4 million in First Quarter 2017.  This decrease was primarily due to a decrease in corporate wages and lower marketing expenses. General and administrative expenses as a percentage of sales increased to 5.6% in First Quarter 2018 from 5.3% in First Quarter 2017 primarily as a result of a bank amendment fee in the First Quarter 2018.

Depreciation and amortization decreased by $0.4 million, or 12.8%, to $3.2 million in First Quarter 2018 from $3.6 million in First Quarter 2017. This decrease was primarily due to fixed asset disposals. Depreciation and amortization as a percentage of sales decreased to 8.0% in First Quarter 2018 from 8.2% in First Quarter 2017.

INTEREST AND TAXES

Interest expense was unchanged at $1.6 million during both First Quarter 2018 and First Quarter 2017.

For First Quarter 2018, DRH had an income tax benefit of $0.3 million compared to First Quarter 2017 income tax expense of $0.0 million. The increase in the income tax benefit is primarily attributable to valuation allowance against the deferred tax asset and the reduction of the deferred tax liability caused by the change in certain tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 2015, the Company entered into a five-year $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Senior Secured Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The Senior Secured Credit Facility consists of a $120.0 million term loan (the “Term Loan”), a $30.0 million development line of credit (the “DLOC”) and a $5.0 million revolving line of credit (the “RLOC”).

On December 23, 2016, the Company amended the Senior Secured Credit Facility for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $959,718 on the Term Loans, plus accrued interest. As of April 1, 2018, $5.0 million and $3.1 million was outstanding under the RLOC and the DLOC, respectively. Availability under the DLOC is subject to certain limitations relative to actual development costs and access to the facility is restricted based on the Company’s leverage ratio. Outstanding balances convert into a DF Term Loan on June 29, 2018. Upon conversion, additional monthly principal will be due on the Term Loans based on the 12-year amortization period. If the DLOC is not fully drawn by the end of the two years term, the outstanding principal balance becomes due based on the 12-year amortization period. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The Senior Secured Credit Facility, as amended, contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR"). Pursuant to an amendment dated February 28, 2018, the Company amended the Senior Secured Credit Facility which revised the minimum required DSCR and the maximum permitted LALR and revised certain definitions impacting the calculation of the ratios. As of April 1, 2018, the Company was in compliance with the loan covenants.

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

We believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests and, as a result, we have historically invested heavily in refreshes and upgrades. Depending on the age of the existing restaurants, upgrades have ranged from $50,000 (for minor interior refreshes or audio/video upgrades) to $1.3 million (for a full extensive remodel of the restaurant). We currently target remodels of no more than $0.5 million to upgrade a typical BWW restaurant to the Stadia design. We've remodeled or built 27 of our restaurants in the Stadia design, and our current plan is to fully remodel the remaining 38 BWW restaurants to the Stadia design by no later than 2022. However, after the change in ownership of our franchisor, remodel activity is currently on hold while new management completes a full review of specifications.

We do not currently plan to complete any new restaurant development or any significant facility upgrades until our liquidity and capital resources improve.

Cash flow from continuing operations for the three months ended April 1, 2018 was $3.5 million compared with $4.4 million for the three months ended March 26, 2017. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

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

Mandatory Upgrades

In fiscal year 2018, we do not currently expect to complete, nor are we required by BWLD to complete, any remodels.

Discretionary Upgrades and Relocations

In fiscal year 2018, the Company plans to invest additional capital to provide for minor facility upgrades and general maintenance-type investments in our restaurants, all of which we expect to fund with cash from operations. We do not expect to develop any new restaurants or complete any remodels of our existing restaurants. In fiscal year 2018, we do not have any planned relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment. Relocations are funded by a combination of cash from operations and borrowing from our credit facility.

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

All of our non-management restaurant team members are paid hourly rates related to the federal minimum wage. Certain operating costs, such as taxes, insurance, and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

OFF-BALANCE SHEET ARRANGEMENTS

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 13 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $8.1 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of April 1, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 8 months to 12 years as of April 1, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation.

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

Impact of New Accounting Standards

See Note 1, "Nature of Business and Basis of Presentation" included in Part 1, Item 1, "Notes to Interim Consolidated Financial Statements," of this Quarterly Report.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of April 1, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of April 1, 2018.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment No. 7 to Credit Agreement and Limited Waiver, dated as of February 28, 2018 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 6, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	May 9, 2018	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)