Form 10-Q
period 2018-07-01
Diversified Restaurant Holdings, Inc.
filed 2018-08-08
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Registrant’s telephone number: (833) 374-7282

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,575,898 shares of $.0001 par value common stock outstanding as of August 7, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	July 1, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$2,520,095	$4,371,156
Accounts receivable	278,876	653,102
Inventory	1,455,683	1,591,363
Prepaid and other assets	614,856	408,982
Total current assets	4,869,510	7,024,603

Property and equipment, net	42,604,823	48,014,043
Intangible assets, net	2,248,372	2,438,187
Goodwill	50,097,081	50,097,081
Other long-term assets	808,145	185,322
Total assets	$100,627,931	$107,759,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,454,367	$4,561,939
Accrued compensation	1,457,108	1,854,127
Other accrued liabilities	2,900,281	2,404,942
Current portion of long-term debt	11,570,551	11,440,433
Current portion of deferred rent	459,906	411,660
Total current liabilities	19,842,213	20,673,101

Deferred rent, less current portion	2,354,782	2,208,238
Deferred income taxes	2,390,023	2,759,870
Unfavorable operating leases	470,788	510,941
Other long-term liabilities	1,835,244	2,346,991
Long-term debt, less current portion	96,585,984	102,488,730
Total liabilities	123,479,034	130,987,871

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders' deficit
Common stock - $0.0001 par value; 100,000,000 shares authorized; 27,282,385 and 26,633,299, respectively, issued and outstanding	2,648	2,625
Additional paid-in capital	22,156,108	21,776,402
Accumulated other comprehensive income (loss)	662,976	(283,208)
Accumulated deficit	(45,672,835)	(44,724,454)
Total stockholders' deficit	(22,851,103)	(23,228,635)

Total liabilities and stockholders' deficit	$100,627,931	$107,759,236
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenue	$37,039,073	$39,934,602	$76,572,030	$84,272,566

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	10,563,039	11,921,549	21,695,416	24,959,976
Compensation costs	10,167,398	10,168,376	20,332,053	21,133,906
Occupancy costs	2,806,370	2,838,826	5,750,210	5,732,677
Other operating costs	7,962,070	8,388,150	16,356,025	17,418,026
General and administrative expenses	2,137,772	2,066,409	4,359,741	4,423,375
Pre-opening costs	—	294,473	—	325,843
Depreciation and amortization	3,100,745	3,271,541	6,267,245	6,904,795
Loss on asset disposal	6,946	264,015	12,797	286,074
Total operating expenses	36,744,340	39,213,339	74,773,487	81,184,672

Operating profit	294,733	721,263	1,798,543	3,087,894

Interest expense	(1,609,987)	(1,642,306)	(3,256,031)	(3,218,260)
Other income, net	20,576	25,140	53,216	52,307

Loss from continuing operations before income taxes	(1,294,678)	(895,903)	(1,404,272)	(78,059)
Income tax benefit of continuing operations	154,468	604,560	455,891	582,296
Income (loss) from continuing operations	(1,140,210)	(291,343)	(948,381)	504,237

Discontinued operations
Loss from discontinued operations before income taxes	—	(169,127)	—	(132,592)
Income tax benefit of discontinued operations	—	51,380	—	50,385
Loss from discontinued operations	—	(117,747)	—	(82,207)

Net income (loss)	$(1,140,210)	$(409,090)	$(948,381)	$422,030

Basic earnings per share from:
Continuing operations	$(0.04)	$(0.01)	$(0.04)	$0.02
Discontinued operations	—	(0.01)	—	—
Basic net earnings per share	$(0.04)	$(0.02)	$(0.04)	$0.02

Diluted earnings per share from:
Continuing operations	$(0.04)	$(0.01)	$(0.04)	$0.02
Discontinued operations	—	(0.01)	—	—
Diluted net earnings per share	$(0.04)	$(0.02)	$(0.04)	$0.02

Weighted average number of common shares outstanding
Basic	26,474,297	26,621,421	26,664,010	26,625,697
Diluted	26,474,297	26,621,421	26,664,010	26,625,697
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017

Net income (loss)	$(1,140,210)	$(409,090)	$(948,381)	$422,030

Other comprehensive income (loss)
Unrealized changes in fair value of interest rate swaps, net of tax of ($63,224), $164,064, ($86,259) and $79,350, respectively.	237,842	(318,477)	946,184	(154,033)
Total other comprehensive income (loss)	237,842	(318,477)	946,184	(154,033)

Comprehensive income (loss)	$(902,368)	$(727,567)	$(2,197)	$267,997

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)

Issuance of restricted shares	354,430	—	—	—	—	—

Forfeitures of restricted shares	(5,585)	—	—	—	—	—

Shares effectively repurchased for required employee withholding taxes	(39,612)	(4)	(50,002)	—	—	(50,006)

Employee stock purchase plan	33,003	3	41,947	—	—	41,950

Share-based compensation	81,024	24	387,761	—	—	387,785

Other comprehensive income	—	—	—	946,184	—	946,184

Net loss from continuing operations	—	—	—	—	(948,381)	(948,381)

Balances - July 1, 2018	27,282,385	$2,648	$22,156,108	$662,976	$(45,672,835)	$(22,851,103)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 1, 2018	June 25, 2017
Cash flows from operating activities
Net income (loss)	$(948,381)	$422,030
Net loss from discontinued operations	—	(82,207)
Net income (loss) from continuing operations	(948,381)	504,237
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,267,245	6,904,795
Amortization of debt discount and loan fees	144,717	104,970
Amortization of gain on sale-leaseback	(104,071)	(67,696)
Loss on asset disposals	12,797	286,074
Share-based compensation	387,785	181,922
Deferred income taxes	(456,087)	(632,681)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	374,226	143,276
Inventory	135,680	33,233
Prepaid and other assets	(205,874)	58,922
Intangible assets	(20,000)	(8,653)
Other long-term assets	(19,504)	40,822
Accounts payable	(1,021,198)	(75,913)
Accrued liabilities	79,595	(941,964)
Deferred rent	194,790	(4,448)
Net cash provided by operating activities of continuing operations	4,821,720	6,526,896
Net cash used in operating activities of discontinued operations	—	(82,207)
Net cash provided by operating activities	4,821,720	6,444,689

Cash flows from investing activities
Purchases of property and equipment	(906,414)	(3,571,296)
Net cash used in investing activities	(906,414)	(3,571,296)

Cash flows from financing activities
Proceeds from issuance of long-term debt		3,215,641
Repayments of long-term debt	(5,758,311)	(6,358,310)
Proceeds from employee stock purchase plan	41,950	28,919
Tax withholdings for restricted stock units	(50,006)	—
Net cash used in financing activities	(5,766,367)	(3,113,750)

Net decrease in cash and cash equivalents	(1,851,061)	(240,357)

Cash and cash equivalents, beginning of period	4,371,156	4,021,126

Cash and cash equivalents, end of period	$2,520,095	$3,780,769

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

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). For additional details refer to Note 2 .

Basis of Presentation

The consolidated financial statements as of July 1, 2018 and December 31, 2017, and for the six-month periods ended July 1, 2018 and June 25, 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of July 1, 2018 and for the six-month periods ended July 1, 2018 and June 25, 2017 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 31, 2017 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, which is included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and should be read in conjunction with such consolidated financial statements.

The results of operations for the six-month periods ended July 1, 2018 and June 25, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 30, 2018.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue

Product	Three Months Ended July 1, 2018	Three Months Ended June 25, 2017
Food	$31,002,227	$33,618,846
Alcohol	6,036,846	6,315,756
Total	$37,039,073	$39,934,602

Product	Six Months Ended July 1, 2018	Six Months Ended June 25, 2017
Food	$64,009,936	$70,627,301
Alcohol	12,562,094	13,645,265
Total	$76,572,030	$84,272,566

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

In February 2016, FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have analyzed the impact of the new standard and concluded that the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. Operating leases comprise the majority of our current lease portfolio. With respect to implementation, we are currently reviewing the accounting standard and expect it to have a material impact on our consolidated financial statements.

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

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH will provide ongoing administrative support to Bagger Dave's in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service. The amount charged to Bagger Dave’s was $13,680 and $0, $27,360 and $0 during the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively.

Information related to the Bagger Dave's Spin-Off has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the three and six month period ended June 25, 2017 have been presented as discontinued operations. There was no activity related to the discontinued operation at the Company for the three and six month period ended July 1, 2018.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the six-month period ended June 25, 2017 have been presented separately on the face of the cash flow statement. There was no activity related to the discontinued operation at the Company for the three and six month period ended July 1, 2018.

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

3.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

After the Spin-Off of Bagger Dave’s and the related discontinuation of its operations described in Note 2, the Company remains involved with certain activities that result in Bagger Dave’s being considered a Variable Interest Entity ("VIE"). This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although our Executive Chairman is currently also on Bagger Dave’s board, there are no agreements in place that require him to vote in the interests of the Company, as he does not represent the Company in his capacity as a Bagger Dave’s director.

Lease Guarantees

At July 1, 2018, the Company is a guarantor for 12 leases, three of which have been re-leased to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon the Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability. As of July 1, 2018 and December 31, 2017, the liability is $0.3 million, and it is included in other liabilities on the Consolidated Balance Sheet. No liability had previously been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of July 1, 2018 and December 31, 2017, no loss under the guarantees was probable because all but two of the Bagger Dave's restaurants subject to the guaranteed leases is either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments. With respect to the two Bagger Dave's locations that have been closed and not re-leased, Bagger Dave's is continuing to make the lease payments while it either seeks a new tenant for the site or negotiates an exit from the liability with the landlord.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.8 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of July 1, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 5 months to 12 years as of July 1, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of July 1, 2018:

Location of lease	Status of location	Guarantee expiry date	Future guaranteed lease payments
Woodhaven, MI	Closed / re-leased	11/30/18	$30,917
Traverse City, MI	Closed	01/31/19	54,167
Fort Wayne, IN	Open	01/31/19	49,545
Grand Blanc, MI	Open	01/31/20	112,167
Centerville, OH	Open	11/30/20	263,551
Chesterfield Township, MI	Open	12/31/20	162,500
Birch Run, MI	Open	12/31/24	630,771
Berkley, MI	Open	06/08/29	933,720
Cascade Township, MI	Open	06/08/29	856,914
Avon, IN	Closed / re-leased	06/30/29	1,396,564
Greenwood, IN	Closed / re-leased	06/30/29	1,445,760
Canton, MI	Closed	06/30/30	1,860,911
Total			$7,797,487

4.          PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	July 1, 2018	December 31, 2017
Equipment	$30,483,988	$30,252,867
Furniture and fixtures	7,475,256	7,444,792
Leasehold improvements	65,213,885	64,936,413
Restaurant construction in progress	202,098	161,942
Total	103,375,227	102,796,014
Less accumulated depreciation	(60,770,404)	(54,781,971)
Property and equipment, net	$42,604,823	$48,014,043

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	July 1, 2018	December 31, 2017
Amortized intangible assets
Franchise fees	$1,310,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	—	368,083
Total	1,741,046	2,089,129
Less accumulated amortization	(749,001)	(907,269)
Amortized intangible assets, net	992,045	1,181,860

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,248,372	$2,438,187

Amortization expense was $20,805 and $21,230, $41,610 and $42,376 for the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 8.3 years at July 1, 2018.

6.    OTHER ACCRUED LIABILITIES

	July 1, 2018	December 31, 2017
Sales tax payable	$840,338	$906,410
Accrued interest	456,196	481,431
Accrued royalty fees	139,778	179,114
Accrued property taxes	536,001	69,970
Accrued loyalty rewards	675,166	439,106
Other	252,802	328,911
Total other accrued liabilities	$2,900,281	$2,404,942

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	July 1, 2018	December 31, 2017
$120.0 million term loan - the rate at July 1, 2018 and December 31, 2017 was 5.50% and 4.87%, respectively.	$84,698,616	$89,698,616
$30.0 million development line of credit, converted $18.2 million and $3.1 million to a facility term loan in December 2016 and June 2018, respectively. The rate at July 1, 2018 and December 31, 2017 was 5.59% and 4.87%, respectively.	18,975,507	16,682,853
$5.0 million revolving line of credit - the rate at July 1, 2018 and December 31, 2017 was 5.60% and 5.11%, respectively.	5,000,000	5,000,000
$5.0 million development line of credit - the rate at December 31, 2017 was 5.00%.	—	3,050,965
Unamortized discount and debt issuance costs	(517,588)	(503,271)
Total debt	108,156,535	113,929,163

Less current portion	(11,570,551)	(11,440,433)
Long-term debt, net of current portion	$96,585,984	$102,488,730

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

On December 23, 2016, the Company amended the Senior Secured Credit Facility for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018. Upon the maturity of the DLOC on June 29, 2018, the amount outstanding under the DLOC was added to the existing DF Term Loan.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of July 1, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the Term Loans are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $517,588 and $503,271 at July 1, 2018 and December 31, 2017, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017 interest expense was $1.6 million each, $3.3 million and $3.2 million, respectively.

The Senior Secured Credit Facility, as amended, contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. On June 30, 2017 and February 28, 2018, the Company further amended the Senior Secured Credit Facility for purposes of revising the maximum lease adjusted leverage ratio and the minimum consolidated debt service coverage ratio and revising certain definitions impacting the calculation of the ratios. As of July 1, 2018, the Company is in compliance with the loan covenants.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

At July 1, 2018, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. The fair value of the derivative assets and liabilities are included in Other long-term assets and Other long-term liabilities on the Consolidated Balance Sheets, respectively. See Note 14 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			July 1, 2018
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$1,904,762	$6,842	$—
January 2015	1.8%	December 2019	28,738,095	213,125	—
August 2015	2.3%	June 2020	59,671,727	383,352	—
Total			$90,314,584	$603,319	$—

			December 31, 2017
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$3,047,619	$6,028	$—
July 2013	1.4%	April 2018	2,833,333	778	—
May 2014	1.5%	April 2018	7,142,857	—	408
January 2015	1.8%	December 2019	21,690,476	25,953	—
August 2015	2.3%	June 2020	60,412,798	—	461,455
Total			$95,127,083	$32,759	$461,863

8.            SHARE-BASED COMPENSATION

Restricted share awards

On July 13, 2017, the Company's shareholders approved the Stock Incentive Plan of 2017. No further grants will be made under the Stock Incentive Plan of 2011. The Stock Incentive Plan of 2017 authorized a total of 2,500,000 shares for issuance as incentive awards.

For the six-months ended July 1, 2018, restricted shares were issued to certain team members under the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $1.29. For the six-month period ended June 25, 2017, no restricted shares were issued. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Compensation Committee. Unrecognized share-based compensation expense of $0.8 million at July 1, 2018 will be recognized over the remaining weighted-average vesting period of 2.1 years. The total grant date fair value of shares vested during the six-month periods ended July 1, 2018 and June 25, 2017, was $0.3 million and $0.3 million, respectively. Under the Stock Incentive Plan of 2017, there were 1.9 million shares available for future awards at July 1, 2018.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted stock transactions during the six-month period ended July 1, 2018:

Number of Restricted Stock Shares
Unvested, December 31, 2017	531,000
Granted	354,430
Vested	(91,396)
Vested shares tax portion	(19,353)
Expired/Forfeited	(6,085)
Unvested, July 1, 2018	768,596

The following table presents the restricted stock transactions during the six-month period ended June 25, 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	33,333
Vested	(113,146)
Vested shares tax portion	(16,378)
Expired/Forfeited	(44,850)
Unvested, June 26, 2017	332,350

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At July 1, 2018, 180,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both July 1, 2018 and June 25, 2017.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the six-months ended July 1, 2018 and June 25, 2017, the Company issued 33,003 and 12,594 shares, respectively. Under the ESPP, there are 114,185 shares available for future purchase at July 1, 2018.

Share-based compensation

Share-based compensation of $0.2 million and $0.1 million, $0.4 million and $0.2 million and was recognized during the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity (Deficit) to reflect the grant date fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of July 1, 2018. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.           INCOME TAXES

The effective income tax benefit rate for continuing operations was (11.9)% and (67.5)%, and (32)% and (746)% for the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively. The change in the effective income tax rate for the six months ended July 1, 2018 compared with the six months ended June 25, 2017 is primarily attributable to valuation allowance against the deferred tax asset and the reduction of the deferred tax liability caused by the change in certain tax attributes.

In accordance with the provisions of ASC 740, a valuation allowance was established as of December 31, 2017, for the deferred tax assets of the Company, and remains in place as of July 1, 2018. On a quarterly basis, the Company evaluates the recoverability of the deferred tax asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment.

10.           OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.2 million and $2.2 million, $4.5 million and $4.4 million for the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at July 1, 2018 are summarized as follows:

Year	Amount
Remainder of 2018	$4,462,939
2019	8,516,404
2020	8,441,853
2021	7,734,279
2022	6,965,153
Thereafter	35,188,341
Total	$71,308,969

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.           COMMITMENTS AND CONTINGENCIES

Refer to Note 3 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $1.8 million and $2.0 million, $3.8 million and $4.0 million in royalty expense for the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively. Advertising fund contribution expenses were $1.2 million and $1.3 million, $2.5 million and $2.7 million for the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

The Company is required by its various BWLD franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWLD has approved. The modernization costs for a restaurant have historically ranged from $70,000 to $1,300,000 depending on an individual restaurant's needs.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017:

	Three months ended
	July 1, 2018	June 25, 2017
Loss from continuing operations	$(1,140,210)	$(291,343)
Loss from discontinued operations	—	(117,747)
Net loss	$(1,140,210)	$(409,090)

Weighted-average shares outstanding	26,474,297	26,621,421
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,474,297	26,621,421

Earnings per common share from continuing operations	$(0.04)	$(0.01)
Earnings per common share from discontinued operations	—	(0.01)
Earnings per common share	$(0.04)	$(0.02)

Earnings per common share - assuming dilution - from continuing operations	(0.04)	(0.01)
Earnings per common share - assuming dilution - from discontinued operations	—	(0.01)
Earnings per common share - assuming dilution	$(0.04)	$(0.02)

	Six Months Ended
	July 1, 2018	June 25, 2017
Income (loss) from continuing operations	$(948,381)	$504,237
Loss from discontinued operations	—	(82,207)
Net income (loss)	$(948,381)	$422,030

Weighted-average shares outstanding	26,664,010	26,625,697
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	26,664,010	26,625,697

Earnings per common share from continuing operations	$(0.04)	$0.02
Earnings per common share from discontinued operations	—	—
Earnings per common share	$(0.04)	$0.02

Earnings per common share - assuming dilution - from continuing operations	(0.04)	0.02
Earnings per common share - assuming dilution - from discontinued operations	—	—
Earnings per common share - assuming dilution	$(0.04)	$0.02

During the three and six month periods ended July 1, 2018 and June 25, 2017, 768,596 and 332,350 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.6 million and $1.6 million, $3.1 million and $3.0 million during the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively.

Cash paid for income taxes was $0 and $2,819, during the three-month periods ended July 1, 2018 and June 25, 2017 and six-month periods ended July 1, 2018 and June 25, 2017, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of July 1, 2018 and June 25, 2017, was $0.1 million and $0.1 million, respectively.

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

As of July 1, 2018 and December 31, 2017, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of July 1, 2018 and December 31, 2017, our total debt was approximately $108.2 million and $113.9 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and six month period ended July 1, 2018 and the fiscal year ended December 31, 2017.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of July 1, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$603,319	$—	$603,319
Lease guarantee liability	—	(292,397)	—	(292,397)
Total	$—	$310,922	$—	$310,922

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(429,104)	$—	$(429,104)
Lease guarantee liability	—	(303,006)	—	(303,006)
Total	$—	$(732,110)	$—	$(732,110)

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss):

	Three Months Ended July 1, 2018	Three Months Ended June 25, 2017
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$425,134	$(769,778)

Gain (loss) recorded to other comprehensive income (loss)	301,066	(482,541)
Tax benefit (expense)	(63,224)	164,064
Other comprehensive income (loss)	237,842	(318,477)

Accumulated other comprehensive income (loss)	$662,976	$(1,088,255)

	Six Months Ended July 1, 2018	Six Months Ended June 25, 2017
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(283,208)	$(934,222)

Gain (loss) recorded to other comprehensive loss	1,032,423	(233,383)
Tax benefit (expense)	(86,239)	79,350
Other comprehensive income (loss)	946,184	(154,033)

Accumulated other comprehensive income (loss)	$662,976	$(1,088,255)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

16.    SUBSEQUENT EVENT

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. DRH also granted the underwriter an option for a period of 30 days to purchase up to an additional 450,000 shares of its common stock to cover over-allotments, if any. We estimate that our net proceeds from the Offering will be approximately $4,653,920, or approximately $5,072,420 if the underwriter exercises in full its option to purchase additional shares of common stock, in each case, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, including the costs of the selling stockholder. We intend to use the net proceeds from the offering for working capital and general corporate purposes, which may include repayment of debt.

The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-225457) that was filed with the SEC and became effective on July 5, 2018. A prospectus supplement and accompanying prospectus relating to and describing the terms of the offering were filed with the SEC on July 23, 2018.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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
•labor shortages and increases in our compensation costs, including those resulting from changes in government regulation;
•increased competition in the restaurant industry and the segments in which we compete;
•the impact of legislation and regulations regarding nutritional information, new information or attitudes regarding diet and health, or adverse opinions about the health of consuming our menu offerings;
•the impact of federal, state, and local beer, liquor, and food service regulations;
•the success of our and our franchisor's strategies and marketing programs;
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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the "Company") is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). DRH currently operates 65 BWW restaurants (20 in Michigan, 18 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. We anticipate closing one of our Florida locations in the third quarter. As one of the largest franchisees of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2014 through 2018 (estimate).

	2018 (estimate)	2017	2016	2015	2014
Restaurants open at the beginning of year	65	64	62	42	36

Openings/closures:
New restaurant openings	—	1	2	3	3
Restaurant acquisitions	—	—	—	18	3
Restaurant closures	(1)	—	—	(1)	—
Total restaurants open at the end of the year	64	65	64	62	42

RESULTS OF OPERATIONS

For the three-month period ended July 1, 2018 ("Second Quarter 2018"), revenue was generated from the operations of 65 restaurants. For the three-month period ended June 25, 2017 ("Second Quarter 2017"), revenue was generated primarily from the operations of 64 restaurants (the 65th restaurant commenced operations in June 2017). Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales are defined as a restaurant's comparable sales in the first full month after the 18th month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 64 and 61 restaurants at July 1, 2018 and June 25, 2017, respectively.

Results of Operations for the Three Months Ended July 1, 2018 and June 25, 2017

	Three months ended
	July 1, 2018	June 25, 2017
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.5%	29.9%
Compensation costs	27.5%	25.5%
Occupancy costs	7.6%	7.1%
Other operating costs	21.5%	21.0%
General and administrative expenses	5.8%	5.2%
Pre-opening costs	—%	0.7%
Depreciation and amortization	8.4%	8.2%
Loss on asset disposal	—%	0.7%
Total operating expenses	99.3%	98.3%

Operating profit	0.7%	1.7%

Interest expense	(4.3)%	(4.1)%
Other income, net	0.1%	0.1%

Loss from continuing operations before income taxes	(3.5)%	(2.3)%

Income tax benefit of continuing operations	0.4%	1.5%

Loss from continuing operations	(3.1)%	(0.8)%

Loss from discontinued operations before income taxes	—%	(0.4)%
Income tax benefit of discontinued operations	—%	0.1%
Loss from discontinued operations	—%	(0.3)%

Net Loss	(3.1)%	(1.1)%

Revenue for Second Quarter 2018 was $37.0 million, a decrease of $2.9 million, or 7.3%, compared to $39.9 million of revenue generated during Second Quarter 2017. The decrease in sales was the result of reduced traffic at our restaurants during the quarter and the impact of the revenue deferral related to the Blazin' Rewards loyalty program. The decrease was partially offset by a new restaurant opening late in Second Quarter 2017. Second Quarter 2018 same-store sales decreased by 6.4%.

Food, beverage, and packaging costs decreased by $1.3 million, or 11.4%, to $10.6 million in Second Quarter 2018 from $11.9 million in Second Quarter 2017 due to lower sales volumes. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.5% in Second Quarter 2018 from 29.9% in Second Quarter 2017 primarily due to lower traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, decreased to $1.66 in Second Quarter 2018 compared with $2.03 in Second Quarter 2017.

Compensation costs were flat at $10.2 million in Second Quarter 2018 compared to Second Quarter 2017. Compensation costs as a percentage of sales increased to 27.5% in Second Quarter 2018 from 25.5% in Second Quarter 2017 as a result of lower average unit volumes compared to the same period last year and increases in average wages.

Occupancy costs were flat at $2.8 million in Second Quarter 2018 compared to Second Quarter 2017. Occupancy as a percentage of sales increased to 7.6% in Second Quarter 2018 compared with 7.1% in Second Quarter 2017 due to lower sales volumes compared to the same period last year.

Other operating costs decreased $0.4 million, or 5.1%, to $8.0 million in Second Quarter 2018 from $8.4 million in Second Quarter 2017 due to cost saving initiatives as well as reduced royalty and advertising fund contributions as a result of lower sales volume. Other operating costs as a percentage of sales increased to 21.5% in Second Quarter 2018 from 21.0% in Second Quarter 2017, due to lower sales volumes compared to the same period last year.

General and administrative expenses were flat at $2.1 million in Second Quarter 2018 compared to Second Quarter 2017. Lower wage and other corporate expenses in the Second Quarter of 2018 were offset by higher professional fees and expenses related to, among other things, the recent bank amendment and the S-3 filed in the quarter. General and administrative expenses as a percentage of sales increased to 5.8% in Second Quarter 2018 from 5.2% in Second Quarter 2017 due to lower sales volumes.

Depreciation and amortization decreased by $0.2 million, or 5.2%, to $3.1 million in Second Quarter 2018 from $3.3 million in Second Quarter 2017. This decrease was primarily due to fixed asset disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales increased to 8.4% in Second Quarter 2018 from 8.2% in Second Quarter 2017 as a result of lower sales volumes.

Results of Operations for the Six Months Ended July 1, 2018 and June 25, 2017

	Six months ended
	July 1, 2018	June 25, 2017
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.3%	29.6%
Compensation costs	26.6%	25.1%
Occupancy costs	7.5%	6.8%
Other operating costs	21.4%	20.7%
General and administrative expenses	5.7%	5.2%
Pre-opening costs	—%	0.4%
Depreciation and amortization	8.2%	8.2%
Loss on asset disposal	—%	0.3%
Total operating expenses	97.7%	96.3%

Operating profit	2.3%	3.7%

Interest expense	(4.3)%	(3.8)%
Other income, net	0.1%	0.1%

Loss from continuing operations before income taxes	(1.9)%	—%

Income tax benefit of continuing operations	0.6%	0.7%

Income (loss) from continuing operations	(1.3)%	0.7%

Loss from discontinued operations before income taxes	—%	(0.2)%
Income tax benefit of discontinued operations	—%	—%
Loss from discontinued operations	—%	(0.2)%

Net income (loss)	(1.3)%	0.5%

Revenue for the six months ended July 1, 2018 ("Year to Date 2018") was $76.6 million, a decrease of $7.7 million, or 9.1%, compared to $84.3 million of revenue generated during the six months ended June 25, 2017 ("Year to Date 2017"). The decrease was driven by lower traffic in our restaurants in Year to Date 2018 and the impact of the revenue deferral related to the Blazin' Rewards loyalty program, partially offset by sales from a new restaurant opened late in Second Quarter 2017.

Food, beverage, and packaging costs decreased by $3.3 million, or 13.1%, to $21.7 million in Year to Date 2018 from $25.0 million in Year to Date 2017 due to lower volumes. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.3% in Year to Date 2018 from 29.6% in Year to Date 2017 primarily due to lower traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, decreased to $1.78 in Year to Date 2018 compared with $2.03 in Year to Date 2017.

Compensation costs decreased by $0.8 million, or 3.8%, to $20.3 million in Year to Date 2018 from $21.1 million in Year to Date 2017. Compensation costs as a percentage of sales increased to 26.6% in Year to Date 2018 from 25.1% in Year to Date 2017 due to lower average unit volumes.

Occupancy costs were flat at $5.7 million in Year to Date 2018 compared to Year to Date 2017 . Occupancy as a percentage of sales increased to 7.5% in Year to Date 2018 compared with 6.8% in Year to Date 2017 as a result of lower sales volumes.

Other operating costs decreased $1.1 million, or 6.1%, to $16.4 million in Year to Date 2018 from $17.4 million in Year to Date 2017 due to cost saving initiatives as well as reduced royalty and advertising fund contributions as a result of lower sales volume. Other operating costs as a percentage of sales increased to 21.4% in Year to Date 2018 from 20.7% in Year to Date 2017, primarily due to lower average unit volumes.

General and administrative expenses were flat at $4.4 million in Year to Date 2018 compared to Year to Date 2017. Lower wage and other corporate expenses in Year to Date 2018 were offset by higher professional fees and expenses related to, among other things, the recent bank amendment and the S-3 filing in Year to Date 2018. General and administrative expenses as a percentage of sales increased to 5.7% in Year to Date 2018 from 5.2% in Year to Date 2017 as a result of lower sales volumes.

Pre-opening costs decreased $0.3 million, or 100.0%, to $0 in Year to Date 2018 from $0.3 million in Year to Date 2017. We haven't opened any new restaurants in 2018 and opened one new restaurants in the Second Quarter 2017. Pre-opening costs as a percentage of sales decreased to 0.0% in Year to Date 2018 from 0.4% in Year to Date 2017.

Depreciation and amortization decreased by $0.6 million, or 9.2%, to $6.3 million in Year to Date 2018 from $6.9 million in Year to Date 2017. This decrease was primarily due to fixed asset disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales remained flat at 8.2% in Year to Date 2018 when compared to Year to Date 2017.

INTEREST AND TAXES

Interest expense was unchanged at $1.6 million during both Second Quarter 2018 and Second Quarter 2017. Interest expense was $3.3 million and $3.2 million in Year to Date 2018 and in Year to Date 2017, respectively.

For Second Quarter 2018, DRH had an income tax benefit of $0.2 million compared to Second Quarter 2017 income tax benefit of $0.6 million. For Year to Date 2018, DRH had an income tax benefit of $0.5 million compared to Year to Date 2017 income tax benefit of $0.6 million. The increase in the income tax benefit is primarily attributable to valuation allowance against the deferred tax asset and the reduction of the deferred tax liability caused by the change in certain tax attributes.

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

On December 23, 2016, the Company amended the Senior Secured Credit Facility for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018. Upon the maturity of the DLOC on June 29, 2018, the amount outstanding under the DLOC was added to the existing DF Term Loan.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of July 1, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The Senior Secured Credit Facility, as amended, contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR"). Pursuant to an amendment dated February 28, 2018, the Company amended the Senior Secured Credit Facility which revised the minimum required DSCR and the maximum permitted LALR and revised certain definitions impacting the calculation of the ratios. As of July 1, 2018, the Company was in compliance with the loan covenants.

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. DRH also granted the underwriter an option for a period of 30 days to purchase up to an additional 450,000 shares of its common stock to cover over-allotments, if any. We estimate that our net proceeds from the Offering will be approximately $4,653,920, or approximately $5,072,420 if the underwriter exercises in full its option to purchase additional shares of common stock, in each case, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, including the costs of the selling stockholder. We intend to use the net proceeds from the offering for working capital and general corporate purposes, which may include repayment of debt.

The offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-225457) that was filed with the SEC and became effective on July 5, 2018. A prospectus supplement and accompanying prospectus relating to and describing the terms of the offering were filed with the SEC on July 23, 2018.

We believe that our current cash balance, in addition to our cash flow from operations, will be sufficient to fund our present operations and meet our commitments on our existing debt for the next twelve months. However, if our forecasts are wrong or working capital needs arise that require additional financing, we believe that our current leverage level and business performance would result in rates and terms for additional debt financing that would be unattractive, if additional financing is available at all. Therefore, if necessary, we may issue additional shares of common or preferred stock to raise funds.

Outside of funding our current operations and servicing our existing debt, our capital requirements are primarily dependent upon our restaurant remodel requirements and the pace of our new restaurant growth plan.

We believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests and, as a result, we have historically invested heavily in refreshes and upgrades. Depending on the age of the existing restaurants, upgrades have ranged from $50,000 (for minor interior refreshes or audio/video upgrades) to $1.3 million (for a full extensive remodel of the restaurant). We currently target remodels of no more than $0.5 million to upgrade a typical BWW restaurant to the Stadia design. We've remodeled or built 27 of our restaurants in the Stadia design, and our current plan is to fully remodel the remaining 38 BWW restaurants to the latest BWLD design by no later than 2022. However, after the change in ownership of our franchisor, remodel activity is currently on hold while new management completes a full review of specifications.

We do not currently plan to complete any new restaurant development or any significant facility upgrades until our liquidity and capital resources improve.

Cash flow from continuing operations for the six months ended July 1, 2018 was $4.8 million compared with $6.5 million for the six months ended June 25, 2017. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

After the Spin-Off of Bagger Dave’s, the Company retained certain tax benefits (net operating loss and tax credit carryforwards) and, since the Spin-Off, the Company has generated additional tax benefits which, together, will offset pre-tax income totaling over $75 million at current estimated tax rates. We do not expect to incur significant federal and/or state income tax liabilities until our tax benefits have been fully utilized.

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

OFF-BALANCE SHEET ARRANGEMENTS

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 12 separate leases, several of which relate to restaurants previously closed and being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.8 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of July 1, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 5 months to 12 years as of July 1, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of July 1, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of July 1, 2018.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 22, 2018, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive business days (through June 21, 2018), the market value of the Company’s listed securities had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2).

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	August 8, 2018	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)