Form 10-Q
period 2018-09-30
Diversified Restaurant Holdings, Inc.
filed 2018-11-07
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]
		Smaller reporting company	[ X ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,576,887 shares of $.0001 par value common stock outstanding as of November 6, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$7,109,781	$4,371,156
Accounts receivable	304,339	653,102
Inventory	1,407,119	1,591,363
Prepaid and other assets	497,378	408,982
Total current assets	9,318,617	7,024,603

Property and equipment, net	39,160,338	48,014,043
Intangible assets, net	2,219,698	2,438,187
Goodwill	50,097,081	50,097,081
Other long-term assets	967,574	185,322
Total assets	$101,763,308	$107,759,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,727,263	$4,561,939
Accrued compensation	2,478,886	1,854,127
Other accrued liabilities	3,090,820	2,404,942
Current portion of long-term debt	11,513,280	11,440,433
Current portion of deferred rent	424,044	411,660
Total current liabilities	21,234,293	20,673,101

Deferred rent, less current portion	2,392,669	2,208,238
Deferred income taxes	2,017,015	2,759,870
Unfavorable operating leases	450,712	510,941
Other long-term liabilities	1,795,725	2,346,991
Long-term debt, less current portion	93,787,074	102,488,730
Total liabilities	121,677,488	130,987,871

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders’ deficit:
Common stock - $0.0001 par value; 100,000,000 shares authorized; 32,577,262 and 26,859,125, respectively, issued and outstanding	3,179	2,625
Additional paid-in capital	26,849,631	21,776,402
Accumulated other comprehensive income (loss)	667,217	(283,208)
Accumulated deficit	(47,434,207)	(44,724,454)
Total stockholders’ deficit	(19,914,180)	(23,228,635)

Total liabilities and stockholders’ deficit	$101,763,308	$107,759,236
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenue	$37,491,751	$39,262,940	$114,063,781	$123,535,506

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	10,692,796	11,569,925	32,388,212	36,529,901
Compensation costs	10,279,281	9,991,381	30,611,334	31,125,287
Occupancy costs	2,912,507	2,969,250	8,662,717	8,701,927
Other operating costs	8,461,334	8,770,406	24,817,359	26,188,432
General and administrative expenses	2,001,343	2,301,061	6,361,084	6,724,436
Pre-opening costs	—	79,605	—	405,448
Depreciation and amortization	2,908,608	3,244,255	9,175,853	10,149,050
Impairment and loss on asset disposal	918,399	16,578	931,196	302,652
Total operating expenses	38,174,268	38,942,461	112,947,755	120,127,133

Operating (loss) profit	(682,517)	320,479	1,116,026	3,408,373

Interest expense	(1,609,277)	(1,822,876)	(4,865,308)	(5,041,136)
Other income, net	24,778	26,000	77,994	78,307

Loss from continuing operations before income taxes	(2,267,016)	(1,476,397)	(3,671,288)	(1,554,456)
Income tax benefit of continuing operations	505,644	933,157	961,535	1,515,453
Loss from continuing operations	(1,761,372)	(543,240)	(2,709,753)	(39,003)

Discontinued operations
Loss from discontinued operations before income taxes	—	(22,960)	—	(155,552)
Income tax benefit of discontinued operations	—	7,806	—	58,191
Loss from discontinued operations	—	(15,154)	—	(97,361)

Net loss	$(1,761,372)	$(558,394)	$(2,709,753)	$(136,364)

Basic earnings per share from:
Continuing operations	$(0.06)	$(0.02)	$(0.10)	$—
Discontinued operations	—	—	—	—
Basic net earnings per share	$(0.06)	$(0.02)	$(0.10)	$—

Diluted earnings per share from:
Continuing operations	$(0.06)	$(0.02)	$(0.10)	$—
Discontinued operations	—	—	—	—
Diluted net earnings per share	$(0.06)	$(0.02)	$(0.10)	$—

Weighted average number of common shares outstanding
Basic	30,643,240	26,764,776	27,990,420	26,672,057
Diluted	30,643,240	26,764,776	27,990,420	26,672,057
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Net loss	$(1,761,372)	$(558,394)	$(2,709,753)	$(136,364)

Other comprehensive income
Unrealized changes in fair value of interest rate swaps, net of tax of $166,380, ($150,926), $252,619 and ($71,576), respectively.	4,241	292,974	950,425	138,941
Total other comprehensive income	4,241	292,974	950,425	138,941

Comprehensive income (loss)	$(1,757,131)	$(265,420)	$(1,759,328)	$2,577

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)

Issuance of restricted shares	375,119	—	—	—	—	—

Forfeitures of restricted shares	(34,921)	—	—	—	—	—

Shares effectively repurchased for required withholding taxes	(50,163)	(5)	(70,346)	—	—	(70,351)

Issuance of common shares from offering, net of fees and expenses of $.7 million	5,300,000	530	4,579,251	—	—	4,579,781

Employee stock purchase plan	47,078	5	58,915	—	—	58,920

Share-based compensation	81,024	24	505,409	—	—	505,433

Other comprehensive income	—	—	—	950,425	—	950,425

Net loss from continuing operations	—	—	—	—	(2,709,753)	(2,709,753)

Balances - September 30, 2018	32,577,262	$3,179	$26,849,631	$667,217	$(47,434,207)	$(19,914,180)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30, 2018	September 24, 2017
Cash flows from operating activities
Net loss	$(2,709,753)	$(136,364)
Net loss from discontinued operations	—	(97,361)
Net loss from continuing operations	(2,709,753)	(39,003)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,175,853	10,149,050
Amortization of debt discount and loan fees	231,392	156,951
Amortization of gain on sale-leaseback	(156,107)	(99,657)
Impairment and loss on asset disposals	931,196	302,652
Share-based compensation	505,433	284,100
Deferred income taxes	(985,393)	(1,573,644)
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	348,763	172,395
Inventory	184,244	196,987
Prepaid and other assets	(88,396)	134,593
Intangible assets	(20,000)	(28,729)
Other long-term assets	(8,312)	46,455
Accounts payable	(753,767)	1,228,025
Accrued liabilities	1,274,271	(1,270,506)
Deferred rent	196,815	137,342
Net cash provided by operating activities of continuing operations	8,126,239	9,797,011
Net cash used in operating activities of discontinued operations	—	(97,361)
Net cash provided by operating activities	8,126,239	9,699,650

Cash flows from investing activities
Purchases of property and equipment	(1,276,122)	(4,453,861)
Net cash used in investing activities	(1,276,122)	(4,453,861)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	4,650,965
Repayments of long-term debt	(8,679,842)	(9,237,466)
Issuance of common stock, net of fees and expenses of $.7 million	4,579,781	—
Proceeds from employee stock purchase plan	58,920	45,005
Tax withholdings for restricted stock	(70,351)	(59,928)
Net cash used in financing activities	(4,111,492)	(4,601,424)

Net increase in cash and cash equivalents	2,738,625	644,365

Cash and cash equivalents, beginning of period	4,371,156	4,021,126

Cash and cash equivalents, end of period	$7,109,781	$4,665,491

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT TRANSACTION

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH” or the "Company") is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.

DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). For additional details refer to Note 2 .

Basis of Presentation

The consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine-month periods ended September 30, 2018 and September 24, 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of September 30, 2018 and for the nine-month periods ended September 30, 2018 and September 24, 2017 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 31, 2017 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, which is included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and should be read in conjunction with such consolidated financial statements.

The results of operations for the nine-month periods ended September 30, 2018 and September 24, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 30, 2018.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue

Product	Three Months Ended September 30, 2018	Three Months Ended September 24, 2017
Food	$31,394,837	$32,893,804
Alcohol	6,096,914	6,369,136
Total	$37,491,751	$39,262,940

Product	Nine Months Ended September 30, 2018	Nine Months Ended September 24, 2017
Food	$95,404,774	$103,521,105
Alcohol	18,659,007	20,014,401
Total	$114,063,781	$123,535,506

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

In February 2016, FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have analyzed the impact of the new standard and concluded that the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We lease all of our restaurant properties, and operating leases comprise the majority of our current lease portfolio. With respect to implementation, we are currently reviewing the accounting standard and expect it to have a material impact on our consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue with Contracts from Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. This ASU and subsequently issued amendments, introduce a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 for public companies to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2014-09 effective as of January 1, 2018, using the modified retrospective transition method to all existing contracts that were not substantially completed at the adoption date. We finalized our analysis and the adoption of ASU 2014-09 which did not have, and is not expected to have, a material impact on the timing or amount of revenue recognized as compared to the Company's previous revenue recognition practices, or our internal controls over financial reporting.

Significant Transaction

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the Offering were approximately $4.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds from the offering for working capital and general corporate purposes, which may include repayment of debt.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.     DISCONTINUED OPERATIONS

Spin-Off of Bagger Dave's

On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave's business. Pursuant to this plan, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities, into Bagger Dave's Burger Tavern, Inc., a newly created Nevada company, which was then spun-off into a stand-alone company. AMC Burgers, Inc. owned and operated all of the Bagger Dave's Burger Tavern® restaurants and the real estate entities held certain real estate related to the restaurants before the real estate was sold in 2014 and 2015. In connection with the Spin-Off, DRH contributed certain assets, liabilities and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity of Bagger Dave's. The Spin-Off was effected on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave's to DRH holders of record on December 19, 2016. As part of the Spin-Off transaction, DRH funded a one-time $2.0 million cash distribution to Bagger Dave's.

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

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH provides ongoing administrative support to Bagger Dave's in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service. The amount charged to Bagger Dave’s was $11,940 and $0, $39,300 and $0 during the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively.

Information related to the Bagger Dave's Spin-Off has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the three and nine month period ended September 24, 2017 have been presented as discontinued operations. There was no activity related to the discontinued operation at the Company for the three and nine month period ended September 30, 2018.

•
Consolidated Statements of Cash Flows - The Bagger Dave's cash flows from operating and investing activities for the nine-month period ended September 24, 2017 have been presented separately on the face of the cash flow statement. There was no activity related to the discontinued operation at the Company for the three and nine month period ended September 30, 2018.

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

Lease Guarantees

At September 30, 2018, the Company is a guarantor for 12 leases, four of which have been re-leased to unaffiliated parties. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon the Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability. As of September 30, 2018 and December 31, 2017, the liability is $0.3 million, and it is included in other liabilities on the Consolidated Balance Sheet. Prior to December 25, 2017, no liability had been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of September 30, 2018 and December 31, 2017, no loss under the guarantees was probable because all but one of the Bagger Dave's restaurants subject to the guaranteed leases is either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments. With respect to the one Bagger Dave's location that has been closed and not re-leased, Bagger Dave's is continuing to make the lease payments while it either seeks a new tenant for the site or negotiates an exit from the liability with the landlord.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.6 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of September 30, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 2 months to 12 years as of September 30, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following is a detailed listing of all Bagger Dave's leases that include a guarantee by the Company as of September 30, 2018:

Location of lease	Status of location	Guarantee expiry date	Future guaranteed lease payments
Woodhaven, MI	Closed / re-leased	11/30/18	$12,367
Traverse City, MI	Closed	01/31/19	31,667
Fort Wayne, IN	Open	01/31/19	28,757
Grand Blanc, MI	Open	01/31/20	94,667
Centerville, OH	Open	11/30/20	236,287
Chesterfield Township, MI	Open	12/31/20	146,250
Birch Run, MI	Open	12/31/24	608,508
Berkley, MI	Open	06/08/29	915,120
Cascade Township, MI	Open	06/08/29	839,844
Avon, IN	Closed / re-leased	06/30/29	1,368,744
Greenwood, IN	Closed / re-leased	06/30/29	1,416,960
Canton, MI	Closed / re-leased	06/30/30	1,880,022
Total			$7,579,193

4.          PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	September 30, 2018	December 31, 2017
Equipment	$29,944,512	$30,252,867
Furniture and fixtures	7,290,884	7,444,792
Leasehold improvements	63,886,601	64,936,413
Restaurant construction in progress	202,098	161,942
Total	101,324,095	102,796,014
Less accumulated depreciation	(62,163,757)	(54,781,971)
Property and equipment, net	$39,160,338	$48,014,043

Based on impairment indicators that existed at September 30, 2018, the Company performed an impairment analysis on certain long-lived assets subject to depreciation and recorded a fixed asset impairment of $0.9 million related to one underperforming restaurant located in Missouri. The impairment charge was recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets, which was recorded in impairment and loss on asset disposals on the Consolidated Statements of Operations.

We are currently monitoring several restaurants with regard to the valuation of the property and equipment. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2018	December 31, 2017
Amortized intangible assets
Franchise fees	$1,305,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	351,344	351,344
Loan fees	—	368,083
Total	1,736,046	2,089,129
Less accumulated amortization	(772,675)	(907,269)
Total amortized intangible assets, net	963,371	1,181,860

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,219,698	$2,438,187

Amortization expense was $22,212 and $21,067, $63,822 and $63,443 for the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively.

The aggregate weighted-average amortization period for intangible assets is 8.0 years at September 30, 2018.

6.    OTHER ACCRUED LIABILITIES

	September 30, 2018	December 31, 2017
Sales tax payable	$831,679	$906,410
Accrued interest	427,585	481,431
Accrued royalty fees	147,113	179,114
Accrued property taxes	620,676	69,970
Accrued loyalty rewards	777,524	439,106
Other	286,243	328,911
Total other accrued liabilities	$3,090,820	$2,404,942

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7.           LONG-TERM DEBT

Long-term debt consists of the following obligations:

	September 30, 2018	December 31, 2017
$120.0 million term loan - the rate at September 30, 2018 and December 31, 2017 was 5.60% and 4.87%, respectively.	$82,198,616	$89,698,616
$30.0 million development line of credit, converted $18.2 million and $3.1 million to a facility term loan in December 2016 and June 2018, respectively. The rate at September 30, 2018 and December 31, 2017 was 5.63% and 4.87%, respectively.	18,553,976	16,682,853
$5.0 million revolving line of credit - the rate at September 30, 2018 and December 31, 2017 was 5.72% and 5.11%, respectively.	5,000,000	5,000,000
$5.0 million development line of credit - the rate at December 31, 2017 was 5.00%.	—	3,050,965
Unamortized discount and debt issuance costs	(452,238)	(503,271)
Total debt	105,300,354	113,929,163

Less current portion	(11,513,280)	(11,440,433)
Long-term debt, net of current portion	$93,787,074	$102,488,730

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of September 30, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the Term Loans are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $452,238 and $503,271 at September 30, 2018 and December 31, 2017, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017 interest expense was $1.6 million and $1.8 million, $4.9 million and $5.0 million, respectively.

The Senior Secured Credit Facility, as amended, contains various customary financial covenants generally based on the performance of the specific borrowing entity and other related entities. The more significant covenants consist of a minimum debt service coverage ratio and a maximum lease adjusted leverage ratio. On June 30, 2017 and February 28, 2018, the Company further amended the Senior Secured Credit Facility for purposes of revising the maximum lease adjusted leverage ratio and the minimum consolidated debt service coverage ratio and revising certain definitions impacting the calculation of the ratios. As of September 30, 2018, the Company is in compliance with the loan covenants.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2018, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. The fair value of the derivative assets and liabilities are included in Other long-term assets and Other long-term liabilities on the Consolidated Balance Sheets, respectively. See Note 14 for additional information pertaining to interest rate swaps.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			September 30, 2018
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$1,333,333	$3,980	$—
January 2015	1.8%	December 2019	27,273,809	219,434	—
August 2015	2.3%	June 2020	59,301,191	550,526	—
Total			$87,908,333	$773,940	$—

			December 31, 2017
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$3,047,619	$6,028	$—
July 2013	1.4%	April 2018	2,833,333	778	—
May 2014	1.5%	April 2018	7,142,857	—	408
January 2015	1.8%	December 2019	21,690,476	25,953	—
August 2015	2.3%	June 2020	60,412,798	—	461,455
Total			$95,127,083	$32,759	$461,863

8.            SHARE-BASED COMPENSATION

Restricted share awards

On July 13, 2017, the Company's shareholders approved the Stock Incentive Plan of 2017. The Stock Incentive Plan of 2017 authorized a total of 2,500,000 shares for issuance as incentive awards.

For the nine-months ended September 30, 2018, restricted shares were issued to certain team members under the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $1.29. For the nine-month period ended September 24, 2017, no restricted shares were issued. Based on the standard form of Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Company's Compensation Committee. Upon vesting, the Company withholds shares to cover the minimum withholding requirement, unless the recipient opts out. Unrecognized share-based compensation expense of $0.6 million at September 30, 2018 will be recognized over the remaining weighted-average vesting period of 1.7 years. The total grant date fair value of shares vested during the nine-month periods ended September 30, 2018 and September 24, 2017, was $0.6 million and $0.4 million, respectively. Under the Stock Incentive Plan of 2017, there were 1.8 million shares available for future awards at September 30, 2018.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted stock transactions during the nine-month period ended September 30, 2018:

Number of Restricted Stock Shares
Unvested, December 31, 2017	531,000
Granted	375,119
Vested	(165,705)
Vested shares tax portion	(29,904)
Expired/Forfeited	(34,921)
Unvested, September 30, 2018	675,589

The following table presents the restricted stock transactions during the nine-month period ended September 24, 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	263,332
Vested	(132,158)
Vested shares tax portion	(22,716)
Expired/Forfeited	(48,850)
Unvested, September 24, 2017	532,999

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At September 30, 2018, 150,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both September 30, 2018 and September 24, 2017.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the nine-months ended September 30, 2018 and September 24, 2017, the Company issued 47,078 and 24,519 shares, respectively. Under the ESPP, there were 100,110 shares available for future purchase at September 30, 2018.

Share-based compensation

Share-based compensation of $0.1 million and $0.1 million, $0.5 million and $0.3 million and was recognized during the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity (Deficit) to reflect the grant date fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of September 30, 2018. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.           INCOME TAXES

The effective income tax benefit rate for continuing operations was (22.3)% and (63.2)%, and (26)% and (97)% for the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively. The change in the effective income tax rate for the nine months ended September 30, 2018 compared with the nine months ended September 24, 2017 is primarily attributable to valuation allowance against the deferred tax asset and the reduction of the deferred tax liability caused by the change in certain tax attributes.

In accordance with the provisions of ASC 740, a valuation allowance was established as of December 31, 2017, for the deferred tax assets of the Company, and remains in place as of September 30, 2018. On a quarterly basis, the Company evaluates the recoverability of the deferred tax asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment.

10.           OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $2.2 million and $2.2 million, $6.7 million and $6.6 million for the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively.

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at September 30, 2018 are summarized as follows:

Year	Amount
Remainder of 2018	$2,182,708
2019	8,510,133
2020	8,440,957
2021	7,734,279
2022	6,963,903
Thereafter	35,285,924
Total	$69,117,904

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.           COMMITMENTS AND CONTINGENCIES

Refer to Note 3 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWLD royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $1.9 million and $2.0 million, $5.7 million and $6.0 million in royalty expense for the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively. Advertising fund contribution expenses were $1.2 million and $1.3 million, $3.7 million and $4.0 million for the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

12.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017:

	Three months ended
	September 30, 2018	September 24, 2017
Loss from continuing operations	$(1,761,372)	$(543,240)
Loss from discontinued operations	—	(15,154)
Net loss	$(1,761,372)	$(558,394)

Weighted-average shares outstanding	30,643,240	26,764,776
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	30,643,240	26,764,776

Earnings per common share from continuing operations	$(0.06)	$(0.02)
Earnings per common share from discontinued operations	—	—
Earnings per common share	$(0.06)	$(0.02)

Earnings per common share - assuming dilution - from continuing operations	(0.06)	(0.02)
Earnings per common share - assuming dilution - from discontinued operations	—	—
Earnings per common share - assuming dilution	$(0.06)	$(0.02)

	Nine Months Ended
	September 30, 2018	September 24, 2017
Loss from continuing operations	$(2,709,753)	$(39,003)
Loss from discontinued operations	—	(97,361)
Net Loss	$(2,709,753)	$(136,364)

Weighted-average shares outstanding	27,990,420	26,672,057
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	27,990,420	26,672,057

Earnings per common share from continuing operations	$(0.10)	$—
Earnings per common share from discontinued operations	—	—
Earnings per common share	$(0.10)	$—

Earnings per common share - assuming dilution - from continuing operations	(0.10)	—
Earnings per common share - assuming dilution - from discontinued operations	—	—
Earnings per common share - assuming dilution	$(0.10)	$—

During the three and nine month periods ended September 30, 2018 and September 24, 2017, 675,589 and 532,999 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

13.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.6 million and $1.7 million, $4.7 million and $4.7 million during the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively.

Cash paid for income taxes was $23,662 and $0, $23,857 and $2,819 during the three-month periods ended September 30, 2018 and September 24, 2017 and nine-month periods ended September 30, 2018 and September 24, 2017, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Noncash investing activities for property and equipment not yet paid as of September 30, 2018 and September 24, 2017, was $0.1 million and $0.0 million, respectively.

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

As of September 30, 2018 and December 31, 2017, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of September 30, 2018 and December 31, 2017, our total debt was approximately $105.3 million and $113.9 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and nine month period ended September 30, 2018 and the fiscal year ended December 31, 2017.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 30, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$773,940	$—	$773,940
Lease guarantee liability	—	(292,397)	—	(292,397)
Total	$—	$481,543	$—	$481,543

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(429,104)	$—	$(429,104)
Lease guarantee liability	—	(303,006)	—	(303,006)
Total	$—	$(732,110)	$—	$(732,110)

Non-financial assets and liabilities that are measured at fair value on a non-recurring basis

Our impairment analysis generally estimates long-lived asset fair values, including property, plant and equipment and leasehold improvements, using a discounted cash flow approach. The inputs used to determine fair value relate primarily to future assumptions regarding restaurant sales and profitability and our discount rate assumption. These inputs are categorized as Level 3 inputs. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date. During Third Quarter 2018, we recorded an impairment charge of $.9 million, for one underperforming restaurant.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss):

	Three Months Ended September 30, 2018	Three Months Ended September 24, 2017
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$662,976	$(1,088,255)

Gain recorded to other comprehensive income (loss)	170,621	443,900
Tax expense	(166,380)	(150,926)
Other comprehensive income	4,241	292,974

Accumulated other comprehensive income (loss)	$667,217	$(795,281)

	Nine Months Ended September 30, 2018	Nine Months Ended September 24, 2017
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(283,208)	$(934,222)

Gain recorded to other comprehensive loss	1,203,044	210,517
Tax expense	(252,619)	(71,576)
Other comprehensive income	950,425	138,941

Accumulated other comprehensive income (loss)	$667,217	$(795,281)

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH” or the "Company") is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan. As one of the largest franchisees of BWLD, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2014 through 2018. The openings/closures and total restaurants open at the end of the year for 2018 are estimates.

	2018	2017	2016	2015	2014
Restaurants open at the beginning of year	65	64	62	42	36

Openings/closures:
New restaurant openings	—	1	2	3	3
Restaurant acquisitions	—	—	—	18	3
Restaurant closures	(1)	—	—	(1)	—
Total restaurants open at the end of the year	64	65	64	62	42

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2018 ("Third Quarter 2018") and September 24, 2017 ("Third Quarter 2017"), revenue was generated primarily from the operations of 65 restaurants. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales are defined as a restaurant's comparable sales in the first full month after the 18th month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 62 restaurants at both September 30, 2018 and September 24, 2017.

Results of Operations for the Three Months Ended September 30, 2018 and September 24, 2017

	Three months ended
	September 30, 2018	September 24, 2017
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.5%	29.5%
Compensation costs	27.4%	25.4%
Occupancy costs	7.8%	7.6%
Other operating costs	22.6%	22.3%
General and administrative expenses	5.3%	5.9%
Pre-opening costs	—%	0.2%
Depreciation and amortization	7.8%	8.3%
Impairment and loss on asset disposal	2.4%	—%
Total operating expenses	101.8%	99.2%

Operating (loss) profit	(1.8)%	0.8%

Interest expense	(4.3)%	(4.6)%
Other income, net	0.1%	0.1%

Loss from continuing operations before income taxes	(6.0)%	(3.7)%

Income tax (expense) benefit of continuing operations	1.3%	2.4%

Loss from continuing operations	(4.7)%	(1.3)%

Loss from discontinued operations before income taxes	—%	(0.1)%
Income tax benefit of discontinued operations	—%	—%
Loss from discontinued operations	—%	(0.1)%

Net Loss	(4.7)%	(1.4)%

Revenue for Third Quarter 2018 was $37.5 million, a decrease of $1.8 million, or 4.5%, compared to $39.3 million of revenue generated during Third Quarter 2017. The decrease in sales was the result of reduced traffic at our restaurants during the quarter, exacerbated by a large UFC fight that drove significant traffic in Third Quarter 2017. Third Quarter 2018 same-store sales decreased by 5.2%, or by 3.6% exclusive of the large UFC fight.

Food, beverage, and packaging costs decreased by $0.9 million, or 7.6%, to $10.7 million in Third Quarter 2018 from $11.6 million in Third Quarter 2017 due to lower sales volumes. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.5% in Third Quarter 2018 from 29.5% in Third Quarter 2017 primarily due to lower traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, decreased to $1.67 in Third Quarter 2018 compared with $2.14 in Third Quarter 2017.

Compensation costs increased by $0.3 million, or 2.9%, to $10.3 million in Third Quarter 2018 from $10.0 million in Third Quarter 2017 due to higher average wages. Compensation costs as a percentage of sales increased to 27.4% in Third Quarter 2018 from 25.4% in Third Quarter 2017 as a result of lower average unit volumes compared to the same period last year and increases in average wages.

Occupancy costs were flat at $2.9 million in Third Quarter 2018 compared to Third Quarter 2017. Occupancy as a percentage of sales increased to 7.8% in Third Quarter 2018 compared with 7.6% in Third Quarter 2017 due to lower sales volumes compared to the same period last year.

Other operating costs decreased $0.3 million, or 3.5%, to $8.5 million in Third Quarter 2018 from $8.8 million in Third Quarter 2017 due to cost saving initiatives as well as reduced royalty and advertising fund contributions as a result of lower sales volume, partially offset by higher delivery fees on increased sales via third party delivery. Other operating costs as a percentage of sales increased to 22.6% in Third Quarter 2018 from 22.3% in Third Quarter 2017, due to lower sales volumes compared to the same period last year.

General and administrative expenses decreased by $0.3 million, or 13.0%, to $2.0 million in Third Quarter 2018 from $2.3 million in Third Quarter 2017. This decrease was was primarily due to a decrease in corporate wages and other corporate expenses, partially offset by an increase in marketing expense. General and administrative expenses as a percentage of sales decreased to 5.3% in Third Quarter 2018 from 5.9% in Third Quarter 2017.

Depreciation and amortization decreased by $0.3 million, or 10.3%, to $2.9 million in Third Quarter 2018 from $3.2 million in Third Quarter 2017. This decrease was primarily due to fixed asset disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales decreased to 7.8% in Third Quarter 2018 from 8.3% in Third Quarter 2017.

Impairment and loss on asset disposal increased by $0.9 million to $0.9 million in Third Quarter 2018 from $0 million in Third Quarter 2017. This increase was due to the impairment of fixed assets at one Missouri location in Third Quarter 2018. Impairment and loss on asset disposal as a percentage of sales increased to 2.4% in Third Quarter 2018.

Results of Operations for the Nine Months Ended September 30, 2018 and September 24, 2017

	Nine months ended
	September 30, 2018	September 24, 2017
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.4%	29.6%
Compensation costs	26.8%	25.2%
Occupancy costs	7.6%	7.0%
Other operating costs	21.8%	21.2%
General and administrative expenses	5.6%	5.4%
Pre-opening costs	—%	0.3%
Depreciation and amortization	8.0%	8.2%
Impairment and loss on asset disposal	0.8%	0.2%
Total operating expenses	99.0%	97.1%

Operating (loss) profit	1.0%	2.9%

Interest expense	(4.3)%	(4.1)%
Other income, net	0.1%	0.1%

Loss from continuing operations before income taxes	(3.2)%	(1.1)%

Income tax benefit of continuing operations	0.8%	1.2%

Income (loss) from continuing operations	(2.4)%	0.1%

Loss from discontinued operations before income taxes	—%	(0.1)%
Income tax benefit of discontinued operations	—%	—%
Loss from discontinued operations	—%	(0.1)%

Net loss	(2.4)%	—%

Revenue for the nine months ended September 30, 2018 ("Year to Date 2018") was $114.1 million, a decrease of $9.5 million, or 7.7%, compared to $123.5 million of revenue generated during the nine months ended September 24, 2017 ("Year to Date 2017"). The decrease was driven by lower traffic in our restaurants in Year to Date 2018, including traffic from a large UFC fight occurring in Third Quarter 2017, partially offset by sales from a new restaurant opened in June of 2017.

Food, beverage, and packaging costs decreased by $4.1 million, or 11.3%, to $32.4 million in Year to Date 2018 from $36.5 million in Year to Date 2017 due to lower volumes. Food, beverage, and packaging costs as a percentage of revenue decreased to 28.4% in Year to Date 2018 from 29.6% in Year to Date 2017 primarily due to lower traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, decreased to $1.74 in Year to Date 2018 compared with $2.06 in Year to Date 2017.

Compensation costs decreased by $0.5 million, or 1.7%, to $30.6 million in Year to Date 2018 from $31.1 million in Year to Date 2017 due to lower hourly wages on lower average unit volumes partially offset by higher average wages. Compensation costs as a percentage of sales increased to 26.8% in Year to Date 2018 from 25.2% in Year to Date 2017 due to lower average unit volumes coupled with higher average wages.

Occupancy costs were flat at $8.7 million in Year to Date 2018 compared to Year to Date 2017. Occupancy as a percentage of sales increased to 7.6% in Year to Date 2018 compared with 7.0% in Year to Date 2017 as a result of lower sales volumes.

Other operating costs decreased $1.4 million, or 5.2%, to $24.8 million in Year to Date 2018 from $26.2 million in Year to Date 2017 due to cost saving initiatives as well as reduced royalty and advertising fund contributions as a result of lower sales volume. Other operating costs as a percentage of sales increased to 21.8% in Year to Date 2018 from 21.2% in Year to Date 2017, primarily due to lower average unit volumes.

General and administrative expenses decreased $0.3 million, or 5.4% to $6.4 million in Year to Date 2018 from $6.7 million in Year to Date 2017. Lower wage and other corporate expenses in Year to Date 2018 were offset by higher marketing expense. General and administrative expenses as a percentage of sales increased to 5.6% in Year to Date 2018 from 5.4% in Year to Date 2017 as a result of lower sales volumes.

Pre-opening costs decreased $0.4 million, or 100.0%, to $0 in Year to Date 2018 from $0.4 million in Year to Date 2017. We haven't opened any new restaurants in 2018 and opened one new restaurants in the Second Quarter 2017. Pre-opening costs as a percentage of sales decreased to 0.0% in Year to Date 2018 from 0.3% in Year to Date 2017.

Depreciation and amortization decreased by $1.0 million, or 9.6%, to $9.2 million in Year to Date 2018 from $10.1 million in Year to Date 2017. This decrease was primarily due to fixed asset disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales decreased to 8.0% in Year to Date 2018 from 8.2% in Year to Date 2017.

Impairment and loss on asset disposal increased by $0.6 million, or 207.7% to $0.9 million in Year to Date 2018 from $0.3 million in Year to Date 2017. This increase was primarily due to the impairment of fixed assets at one Missouri location in Third Quarter 2018. Impairment and loss on asset disposal as a percentage of sales increased to 0.8% in Year to Date 2018 from 0.2% in Year to Date 2017.

INTEREST AND TAXES

Interest expense decreased $0.2 million to $1.6 million or 11.7% in the Third Quarter 2018 from $1.8 million during the Third Quarter 2017. Interest expense was $4.9 million and $5.0 million in Year to Date 2018 and in Year to Date 2017, respectively.

For Third Quarter 2018, DRH had an income tax benefit of $0.5 million compared to Third Quarter 2017 income tax benefit of $0.9 million. For Year to Date 2018, DRH had an income tax benefit of $1.0 million compared to Year to Date 2017 income tax benefit of $1.5 million. The decrease in the income tax benefit is primarily attributable to valuation allowance against the deferred tax asset and the reduction of the deferred tax liability caused by the change in certain tax attributes.

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of September 30, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Senior Secured Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

The Senior Secured Credit Facility, as amended, contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR"). Pursuant to an amendment dated February 28, 2018, the Company amended the Senior Secured Credit Facility which revised the minimum required DSCR and the maximum permitted LALR and revised certain definitions impacting the calculation of the ratios. As of September 30, 2018, the Company was in compliance with the loan covenants.

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the Offering were approximately $4.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds from the offering for working capital and general corporate purposes, which may include repayment of debt.

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

Cash flow from continuing operations for the nine months ended September 30, 2018 was $8.1 million compared with $9.8 million for the nine months ended September 24, 2017. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 12 separate leases, several of which relate to restaurants previously closed and are being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.6 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of September 30, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 2 months to 12 years as of September 30, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 30, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our purchases of our common stock during the Third Quarter 2018 were as follows:

Fiscal Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Amount) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(1)

July 2 to July 29	7,112	$0.98	—	—
July 30 to August 26	3,439	$1.01	—	—
August 27 to September 30	—	$—	—	—
(1) During Third Quarter 2018, the Company withheld these shares from restricted stock grants to satisfy the individual’s tax withholding obligations upon the vesting of the restricted stock grants.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	November 7, 2018	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)