Form 10-K
period 2018-12-30
Diversified Restaurant Holdings, Inc.
filed 2019-04-04
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 30, 2018

or

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-53577

DIVERSIFIED RESTAURANT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0606420
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

27680 Franklin Rd., Southfield, MI 48034
(833) 374-7282

(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates was $17.1 million based on the per share closing price of the Company's common stock as reported on the NASDAQ stock market on June 29, 2018.

The number of shares outstanding of the registrant's common stock as of March 29, 2019 was 33,182,875 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

When used in this Form 10-K, the “Company” and “DRH” refers to Diversified Restaurant Holdings, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below.

Cautionary Statement Regarding Forward-Looking Information

Some of the statements in the sections entitled “Business,” and “Risk Factors,” and statements made elsewhere in this Form 10-K may constitute forward-looking statements. These statements reflect the current views of our senior management team with respect to future events, including our financial performance, business, and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Form 10-K reflect our views as of the date of this Form 10-K with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. You should carefully consider all of the factors identified in this Form 10-K that could cause actual results to differ. Investors are cautioned that all forward-looking statements involve risk and uncertainties and speak only as of the date on which they were made, and we do not undertake any obligation to update any forward-looking statement.

ITEM 1.     BUSINESS

Business Overview

DRH is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area. As of December 30, 2018, we owned 64 restaurants in Florida, Illinois, Indiana, Michigan and Missouri, including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan.

In 2008, DRH became publicly-owned by completing a self-underwritten initial public offering for $735,000 and 140,000 shares. We subsequently completed underwritten, follow-on offerings on April 23, 2013 of 6.9 million shares with net proceeds of $31.9 million and on July 24, 2018 of 5.3 million shares with net proceeds of $4.6 million.

DRH and its wholly-owned subsidiaries AMC Group, Inc. (“AMC”), AMC Wings, Inc. ("WINGS”), and AMC Real Estate, Inc. (“REAL ESTATE”and collectively, the "Company") own and operate BWW restaurants.

DRH is continually recognized as a leading franchisee in the BWW system. In 2018, our restaurants claimed 8 out of 15 Grand Prix awards, recognizing the top 15 operators in the franchise system. In 2017 and 2016, three and four of the Company's restaurants, respectively, were recognized as Blazin' 25 restaurants, which rewarded the top performing 25 franchise restaurants in the system. In both 2015 and 2014 we were recognized as Franchisee of the Year. Additionally, in 2016 our Chief Operating Officer was awarded the Franchise Advisory Council Excellence Award and in 2014 he received the Founders' Award.

The following organizational chart outlines the current corporate structure of DRH. A brief description of the entities follows the organizational chart. DRH is incorporated in Nevada.

DRH
diversifiedrestaurantholdingsinc.

AMC Group

Operational and Administrative Center

AMC Wings

BWW Locations	
Florida	17
Illinois	7
Indiana	5
Michigan	20
Missouri	15
Total	**64**

AMC Real Estate

Real Estate Holding Company

AMC was formed on March 28, 2007, and serves as our operational and administrative center. AMC renders management, operational support, and advertising services to WINGS, REAL ESTATE and their subsidiaries. Services rendered by AMC include marketing, restaurant operations, restaurant management consultation, hiring and training of management and staff, and other management services required in the ordinary course of restaurant operations.

WINGS was formed on March 12, 2007, and serves as a holding company for our restaurants. We are economically dependent on retaining our franchise rights with BWW. The franchise agreements have specific initial term expiration dates ranging from December 2020 through June 2037. The franchise agreements are renewable at the option of the franchisor and are generally renewable if the franchisee has complied with the terms of the franchise agreement. When factoring in any applicable renewals, the franchise agreements have specific expiration dates ranging from December 2025 through June 2052. We believe we are in substantial compliance with the terms of these agreements.

REAL ESTATE was formed on March 18, 2013 and serves as the holding company for any real estate properties owned by DRH. Currently, DRH does not own any real estate.

Our headquarters are located at 27680 Franklin Road, Southfield, Michigan 48034. Our telephone number is (833) 374-7282. We can also be found on the Internet at www.diversifiedrestaurantholdings.com.

As of December 30, 2018, we had 2,549 employees of which 1,372 were full-time employees.

Background

Bagger Dave’s Spin-Off

On December 25, 2016, DRH completed a tax-free spin-off (the “Spin-Off”) of its Bagger Dave's business. Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada corporation ("Bagger Dave's" or "Bagger"), which was then spun-off into a stand-alone, publicly-traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for Bagger’s operations and remains a guarantor for certain of Bagger's lease obligations.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH provides limited ongoing administrative support to Bagger in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service.

Restaurant Concept

With 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, seven in Illinois and five in Indiana), including the nation’s largest BWW, based on square footage, in downtown Detroit, Michigan, DRH is one of the largest BWW franchisees. As of December 30, 2018, BWW reported over 1,270 restaurants worldwide that were either directly owned or franchised. The restaurants feature a variety of boldly-flavored, crave-able menu items, including Buffalo, New York-style chicken wings. BWW restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. The social environment created and the connections made with team members, guests and the local community help to differentiate BWW restaurants. Guests have the option of watching sporting events or other popular programs on various projector screens and televisions, competing in Buzztime ® Trivia or playing video games. The open layout of the restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. BWW restaurants offer flexibility and allow guests to customize their experience to meet their time demands, service preferences or the experience they are seeking for a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event, or a late-night craving.

BWW restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. The made-to-order menu items are enhanced by the bold flavor profile of 16 signature sauces and 5 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Restaurants offer 20 to 40 domestic and imported beers on tap, including craft brews, and a wide selection of bottled beers, wines, and liquor. The award-winning food and memorable experience drive guest visits and loyalty. For fiscal year 2018, our average BWW restaurant derived 83% of its revenue from food, including non-alcoholic beverages, and 17% of its revenue from alcohol sales, primarily draft beer.

Growth Strategy

We are focused on driving sales growth in all of our locations through the execution of local, traffic-driving marketing and advertising strategies, continued support of the community through sponsorship programs and local charities, and delivery of quality food, drinks and service, all in a clean and modern environment. One of our guiding principles is that a happy team member translates to a happy guest. A happy guest drives repeat sales and word-of-mouth referrals, which are two key factors that directly support our local marketing strategy.

We also strive to improve our margins through a number of initiatives, including enhanced methods to manage cost of sales and hourly labor with use of technology and improved application of standards, and working with our service vendors to leverage our scale and obtain higher value at more competitive prices.

We currently own 64 BWW restaurants in five states. We may open a limited number of new BWW locations in our core markets over the long term. However, as capital resources become available, our growth strategy is more likely to consist of disciplined, strategic acquisitions of existing BWW or other franchised restaurants from other operators or franchisors.

Since 2012 we have acquired 29 restaurants in several transactions and have developed a strong process to identify, evaluate and integrate acquisitions. We have been regularly recognized as one of the best operators in the BWW system, and we believe that we can apply our strong operating disciplines and management culture to acquired locations to achieve financial improvements and growth over the long term. On February 22, 2019 we entered into an Asset Purchase Agreement to acquire 9 BWW restaurants in the Chicago, Illinois market for a cash purchase price of approximately $22.5 million, subject to customary closing conditions. Upon completion of the transaction, since 2012, we will have acquired a total of 38 restaurants and will own and operate a total of 73 BWW restaurants. The transaction remains subject to the franchisor waiving its right of first refusal and franchisor consent, among other things. The transaction also remains contingent upon the Company's completion of satisfactory financing.

Restaurant Operations

We believe retaining talented and passionate restaurant managers and providing our team members with the tools, skills and motivation to deliver our goal of the ultimate social experience, represent two key elements to our success. In order to retain our unique culture, we devote substantial resources to identifying, selecting, and training our restaurant-level team members. We typically have six in-restaurant trainers at each location who provide both front- and back-of-house training on site. We also have a seven-week training program for our restaurant managers, which consists of an average of four weeks of restaurant training and three weeks of cultural training. During this training, managers observe and have the opportunity to participate in our established restaurants’ operations and guest interactions. We believe our focus on guest-centric training is a core strength of our Company and reinforces our mission to delight our guests.

Management and Staffing

The core values that define our culture are to be guest driven, team focused, community connected and dedicated to excellence. Our restaurants are generally staffed with one managing partner and up to five additional managers, depending on the sales volume of the restaurant. The managing partner is responsible for day-to-day operations and for maintaining the standards of quality and performance that define our corporate culture. We use regional directors to oversee our managing partners and supervise the operation of our restaurants, including the continuing development of each restaurant’s management team. Through regular visits to the restaurants and constant communication with the management team, the regional directors ensure adherence to all aspects of our concept, strategy and standards of quality.

Training, Development, and Recruiting

We believe that successful restaurant operations, guest satisfaction, quality, and cleanliness begin with the team member - a key component of our strategy. Our training program, the Hospitality Excellence Academy ("HEA"), is a well-organized, thorough, hands-on training program designed to foster our culture of excellence by cultivating the leaders of tomorrow. We are also in the process of implementing a new learning management system which is expected to represent another step forward by introducing a fully digital platform.

We offer an incentive program that we believe is very competitive in the restaurant industry. In addition to competitive base salaries and benefits, management is incentivized with a performance-based bonus program. Our benefit offerings include group health, dental, and vision insurance, a company-sponsored Safe Harbor 401(k) plan with a non-discretionary company match, a tuition reimbursement program, a referral bonus program and opportunities for career advancement. We emphasize growth from within the organization, giving our team members the opportunity to develop and advance. We believe this philosophy helps build a strong, loyal management team with high team member retention rates, giving us an advantage over our competitors.

Restaurants

Our restaurants range in size from 5,300 to 13,500 square feet, with an average of about 6,400 square feet. We anticipate that future restaurants will range in size from 4,800 to 5,500 square feet with an average cash investment per restaurant ranging from approximately $1.7 million to $2.6 million for a leased site. From time to time, our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we may elect to purchase either the building or the land and the building for certain restaurants, which would require additional capital.

We have a continuous capital improvement plan for our restaurants and generally plan major renovations every seven to ten years. For a more detailed discussion of our capital improvement plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and specifically, the subsection entitled “Liquidity and Capital Resources; Acquisition and Expansion Plans.”

Quality Control and Purchasing

We strive to maintain high quality standards, protecting our food supply at all times. Purchasing for our restaurants is primarily through channels established by BWW corporate operations. We do, however, negotiate directly with many of these channels regarding price and delivery terms. When we purchase directly, we seek to obtain the highest quality ingredients, products, and supplies from reliable sources at competitive prices. To maximize our purchasing efficiencies, our corporate staff negotiates, when available, fixed-price contracts (usually for a one-year period) or, where appropriate, contracts based on commodity indexes.

Marketing and Advertising

We are required to pay an advertising fee to BWW equal to 3.00% - 3.15% of total net sales (the "National Ad Fund fee"), which supports national advertising designed to build brand awareness and drive traffic to our restaurants. Some examples include television commercials on major networks, particularly during certain regional and national key games for the NFL, NHL, MLB, NBA, NCAA football, NCAA basketball and the March Madness NCAA basketball tournament. In addition, we invest 0.25% - 0.5% of certain regional net sales in cooperatives of BWW restaurants for two metropolitan areas. We currently have co-ops for the Detroit, MI and Chicago, IL markets where we engage in coordinated local restaurant marketing efforts with other BWW restaurants.

In addition to the National Ad Fund fee, in fiscal year 2018, we spent approximately 1% of total net sales on local marketing efforts (including co-ops), before rebates. This includes charitable donations and local community sponsorships, which help develop local public relations and are a major component of our marketing efforts. We support programs that build traffic at the grass-roots level. We also participate in numerous local restaurant marketing events throughout the communities we serve.

Information Systems and Technology

Enhancing the security of our financial data and other personal information remains a high priority for us. We continue to innovate and modernize our technology infrastructure to provide improved efficiency, control and security. Our ability to accept credit cards as payment in our restaurants and for online orders depends on us remaining compliant with standards set by the Payment Card Industry Security Standards Council (“PCI”). The PCI standards include compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. We maintain security measures that are designed to protect and prevent unauthorized access to such information. We continue to assess new payment standards and have implemented EMV chip enabled devices to ensure the most secure interface available for in-restaurant transactions. We have also implemented a CCV-code requirement for online purchases.

We also believe that technology can provide a competitive advantage and enable our strategy for growth through efficient restaurant operations, information analysis and ease and speed of guest service. We have a standard point-of-sale system in our restaurants that is integrated to our corporate office through a web-based, above-store business intelligence reporting and analysis tool. Our systems are designed to improve operating efficiencies, enable rapid analysis of marketing and financial information and improve administrative productivity. We also integrated the online ordering function and leverage third-party vendors which allow guests to select the music played throughout the restaurant using their mobile devices. In-restaurant tablets have also been introduced to enhance the guest experience through arcade games, some of which are free and some of which are available for purchase. In 2018 we implemented a new operations execution technology platform to enforce compliance and streamline performance across our restaurants. Additionally, in 2017 we completed the roll-out of the BWW loyalty program, Blazin' Rewards®, which is a mobile-based loyalty program.

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

The BWW registered service mark is owned by Buffalo Wild Wings, International, Inc.

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

The federal Patient Protection and Affordable Care Act (the "ACA") applies to our business. Under the ACA, we are required to provide full-time employees with medical insurance that meets minimum value and affordability standards. We are also required to provide covered employees and the Internal Revenue Service with specific reportable benefit information. The Company’s medical plans have been offered to all full-time employees and meet the minimum value and affordability requirements of the ACA, and the Company has complied with the informational reporting requirements of the ACA.

Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject, in certain states, to “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations. Even though we carry liquor liability insurance, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business and Industry

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue as a Going Concern.

In the audit opinion for our consolidated financial statements as of and for the year ended December 30, 2018, BDO USA, LLP, our independent auditors, included an explanatory emphasis of matter paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As further discussed in Note 1 and Note 7 to our consolidated financial statements, the Company has approximately $102.4 million of debt outstanding under its $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Credit Facility”) with a maturity date of June 29, 2020. The Credit Facility contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR").

As of December 30, 2018 the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the Company is currently forecasting that it may not be in compliance with these financial covenants.

While the Company has successfully negotiated financial covenant amendments in the past and would seek to do so again should it be in default or near a default, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

As a result of this uncertainty coupled with the June 2020 maturity of the Credit Facility, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of the Credit Facility. The Company is also exploring various other alternatives, including, among other things, possible equity financing. There can be no assurance, however, that any such efforts will be successful.

Until such time as the Company has executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so, and accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

However, our financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements do not include adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The success of our restaurants depends principally upon generating and maintaining guest traffic, loyalty and achieving positive margins. Significant factors that might adversely affect guest traffic, loyalty and profit margins include:

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

Competition in the Restaurant Industry May Affect Our Ability to Compete Effectively

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining concepts, and fast-casual establishments. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, fast-casual and quick-service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

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

Actions by Our Franchisor Could Negatively Affect Our Business and Operating Results

We are economically dependent on retaining our franchise rights with BWW. Our restaurant operations depend, in part, on decisions made by our franchisor, including changes of distributors, food menu items and prices, policies and procedures, and advertising programs. Business decisions made by BWW could adversely impact our business, financial condition or results of operations.

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

Our Success Depends Substantially on the Value of the BWW Brand and Unfavorable Publicity Could Harm Our Business

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints, litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity) or other concerns. Negative publicity of the BWW brand from traditional media or online social network postings may also result from actual or alleged incidents or events taking place in our restaurants or any BWW restaurant not owned by us.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of any sort of information or media, including inaccurate and prospectively harmful materials, is practically limitless and the technology through which such opportunities are afforded is ubiquitous. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

Regardless of whether any public allegations or complaints are valid, unfavorable publicity relating to any BWW restaurant, whether owned by us or not, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business, financial condition or results of operations. We must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brand could significantly reduce the value. If consumers perceive or experience a reduction in food quality, service and ambiance or in any way believe we failed to deliver a consistently positive experience, the value of our brand could suffer.

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

Fluctuations in the Cost of Food Could Impact Operating Results

Our primary food products are fresh bone-in chicken wings, frozen boneless chicken and potatoes. Our food, beverage and packaging costs could be significantly affected by increases in the cost of fresh chicken wings, which can result from a number of factors, including but not limited to, seasonality, cost of corn and grain, animal disease, drought and other weather phenomena, increase in demand domestically and internationally, and other factors that may affect availability. Additionally, if there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. We also depend on our franchisor, BWW, as it relates to chicken wings, to negotiate prices and deliver product to us at a competitive cost. BWW currently sources, negotiates and secures fresh bone-in chicken wings for its franchisees.

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

We May Face Guaranty Obligations or Other Potential Liabilities in Connection With the Spin-Off of Bagger Dave's

Following the Bagger Dave's Spin-Off, we continue to provide lease guaranties and certain transition services to Bagger. We remain as a guarantor on 10 lease agreements as of December 30, 2018, 3 of which now relate to an unaffiliated party which has taken over the Bagger Dave's lease. In the event Bagger Dave's or the unaffiliated party were unable to meet their lease obligations, we could be required to make the lease payments or suffer other financial liability. The maximum exposure from lease guarantees is approximately $7.3 million. These or other liabilities and costs that may be incurred in connection with the Spin-Off, may exceed our estimates and could have an adverse impact on our business, financial condition and results of operations.

Board Overlap with Bagger Dave's May Give Rise to Conflicts of Interest

Our Executive Chairman currently serves on Bagger Dave's board of directors. Our Executive Chairman is also the Chairman of the Board, Chief Executive Officer and President of Bagger Dave's. We have certain business dealings with Bagger Dave's, including a sublease, a transition services agreement and lease guarantees. We may also have business dealings that extend beyond separation matters. In certain locations, our restaurants are located adjacent to or near a Bagger Dave's restaurant and may compete for guests. While we have procedures in place to consider related party transactions through independent committee members of our board, the overlap in directors with Bagger Dave's may give rise to conflicts of interest.

Increases in Our Compensation Costs, Including as a Result of Changes in Government Regulation, Could Slow Our Growth or Harm Our Business

We are subject to a wide range of compensation costs. Because our compensation costs are, as a percentage of revenue, higher than other industries, we may be significantly harmed by compensation cost increases. Unfavorable fluctuations in market conditions, availability of insurance, or changes in state and/or federal regulations could significantly increase our insurance premiums. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits, which are costlier to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.

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

Changes in Public Health Concerns and Legislation and Regulations Requiring the Provision of Nutritional Information May Impact Our Performance

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to guests or have enacted legislation restricting the use of certain types of ingredients in restaurants. The ACA included nation-wide menu labeling and nutrition disclosure requirements as well, and our restaurants are now covered by these national requirements. The effect of such labeling requirements on consumer choices, if any, is unclear at this time. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our business, financial condition and results of operations, as well as the restaurant industry in general.

Multiple jurisdictions in which we operate could adopt recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations, and these costs may be more than we anticipate. Failure to comply with these laws or regulations could materially adversely affect our business, financial condition and results of operations.

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

Changes in Consumer Preferences or Discretionary Consumer Spending Could Harm Our Performance

Our success depends, in part, upon the continued popularity of our chicken wings, other food and beverage items and the appeal of our restaurant concept. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, our success depends, to a significant extent, on numerous factors affecting discretionary consumer spending, general economic conditions, disposable consumer income, and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition and results of operations.

Our Operating Results May Fluctuate Due to the Timing of Special Events

Our operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants, including those sponsored by the National Football League, Major League Baseball, National Basketball Association, National Hockey League and National Collegiate Athletic Association. Interruptions in the viewing of these professional sporting league events due to strikes or lockouts may impact our business, financial condition and results of operations. Additionally, our results are subject to fluctuations based on the dates of sporting events, their availability for viewing through broadcast, satellite, Internet and cable networks, and the level of participation in these events by teams that are relevant to the markets in which we operate. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events in the geographic regions in which we currently operate.

We May Not Be Successful When Entering New Markets

When expanding the BWW concept or potentially acquiring other franchise concepts, we may enter new markets in which we may have limited or no operating experience. There can be no assurance that we will be able to achieve success and/or profitability in our new markets or in our new restaurants. The success of these new restaurants will be affected by the different competitive conditions, consumer taste, and discretionary spending patterns within the new markets, as well as by our ability to generate market awareness of the BWW brand, or other brands. New restaurants typically require several months of operation before achieving normal levels of profitability. When we enter highly competitive new markets or territories in which we have not yet established a market presence, the realization of our revenue targets and desired profit margins may be more susceptible to volatility and/or more prolonged than anticipated.

Higher-Than-Anticipated Costs Associated With the Opening of New Restaurants or With the Closing, Relocating, or Remodeling of Existing Restaurants May Adversely Affect Our Business, Financial Condition or Results of Operations

Our revenue and expenses may be significantly impacted by the location, number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and will incur other expenses if we close, relocate or remodel existing restaurants. These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Future Acquisitions May Have Unanticipated Consequences That Could Harm Our Business and Our Financial Condition

We may seek to selectively acquire existing BWW or other restaurant concepts as a franchisee, for example, our recent entrance into an Asset Purchase Agreement to acquire 9 BWW restaurants in the Chicago, Illinois market. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing as needed. Any acquisitions we pursue, whether successfully completed or not, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

●	customary closing and indemnification risks associated with any acquisition;

●	funds used pursuing acquisitions we are ultimately unable to consummate because the transaction is subject to a right of first refusal in favor of our franchisor, BWW; and

●	diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants, which may be accomplished through a cash purchase transaction, the issuance of our equity securities, or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to intangible assets, any of which could harm our business, financial condition and results of operations.

Our Inability to Renew Existing Leases or Enter Into New Leases For New or Relocated Restaurants on Favorable Terms May Adversely Affect Our Results of Operations

As of December 30, 2018, all of our restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to increase based on market factors, and other leases include base rent with specified periodic increases. Some leases are subject to renewals, which could involve substantial increases. Additionally, a few leases require contingent rent based on a percentage of gross sales. When our leases expire, we will evaluate the desirability of renewing such leases. While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations. In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

Economic Conditions Could Have a Material Adverse Impact on Our Landlords in Retail Centers in Which We Are Located

Our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. If our landlords fail to satisfy required co-tenancies, such failures may result in us terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our business, financial condition or results of operations.

A Decline in Visitors to Any of the Business Districts Near the Locations of Our Restaurants Could Negatively Affect Our Restaurant Sales

Some of our restaurants are located near high-activity areas such as retail centers, big-box shopping centers and entertainment centers. We depend on high visitor rates at these businesses to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, closure of big-box retailers, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales in these areas could decline significantly and adversely affect our business, financial condition or results of operations.

Because Many of Our Restaurants are Concentrated in Local or Regional Areas, We are Susceptible to Economic and Other Trends and Developments, Including Adverse Weather Conditions, in These Areas

Our financial performance is highly dependent on restaurants located in Florida, Illinois, Indiana, Michigan, and Missouri. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters have occurred. In particular, adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of certain seating areas, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. As of December 30, 2018, approximately 73.4% of our total restaurants are located in Illinois, Indiana, Michigan and Missouri, which are particularly susceptible to snowfall, and approximately 26.6% of our total restaurants are located in Florida, which is particularly susceptible to hurricanes.

Legal Actions Could Have an Adverse Effect on Us

We have faced in the past and could face in the future legal action from government agencies, team members, guests, or other parties. Many state and federal laws govern our industry, and if we fail to comply with these laws, we could be liable for damages or penalties. Further, we may face litigation from guests alleging that we were responsible for an illness or injury they suffered at or after a visit to our restaurants, or alleging that we are not complying with regulations governing our food quality or operations. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs may have a material adverse effect on our business, financial condition or results of operations.

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

The Sale of Alcoholic Beverages at Our Restaurants Subjects Us to Additional Regulations and Potential Liability

For fiscal year 2018, approximately 17% of our consolidated restaurant sales were attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of guests and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

We May Incur Costs Resulting From Security Risks We Face in Connection With Our Electronic Processing and Transmission of Confidential Guest Information

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 30, 2018, approximately 73% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we carry cyber risk insurance and have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

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

Our Inability or Failure to Effectively Manage Our Marketing Through Social Media Could Materially Adversely Impact Our Business

As part of our marketing efforts, we rely on BWW managed search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. BWW is also initiating a multi-year effort to implement new technology platforms that should allow us to digitally engage with our guests and team members and strengthen our marketing and analytics capabilities. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or out-of-date information. The inappropriate use of social media platforms by our guests or team members could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our main office is located at 27680 Franklin Road, Southfield, Michigan 48034 and our telephone number is (833) 374-7282. Our main office has approximately 5,340 square feet of office space. We occupy this facility under a lease that ends June 30, 2019. As of December 30, 2018, we operated 64 Company-owned restaurants, all of which are leased properties. Typically, our operating leases contain renewal options under which we may extend the renewal lease terms for periods of five to 10 years. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria and incorporate incremental increases based on time passage and payment of certain occupancy-related expenses.

We own all of the equipment, furnishings, and fixtures in our restaurants. The Company also owns a significant amount of leasehold improvements in the leased facilities.

As of December 30, 2018, we operated restaurant properties for 20 locations in Michigan, 17 locations in Florida, 15 locations in Missouri, seven locations in Illinois and five locations in Indiana. Our restaurants range in size from approximately 5,300 square feet to 13,500 square feet with the majority of our restaurants located in stand-alone buildings and/or end-cap positions in strip malls, with a few being in strip mall in-line positions.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is listed on the NASDAQ Capital Market under the symbol “SAUC”. The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is relatively limited.

Holders

As of March 29, 2019, there were approximately 375 record holders of 33,182,875 shares of the Company's common stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

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

Overview

DRH is a single-concept restaurant company operating 64 BWW franchised restaurants. As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong long-term performance through varying economic cycles. We were incorporated in Nevada in 2006 and are headquartered in the Detroit metropolitan area. Our current 64 restaurants are located in Florida, Illinois, Indiana, Michigan, and Missouri.

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

As part of the Spin-Off transaction, DRH funded a one-time $2 million cash distribution to Bagger Dave's. The transaction was structured such that Bagger Dave's was released as a borrower under the DRH senior secured credit facility. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated prior to the date of the transaction. See “Spinoff of Bagger Dave’s” in Note 2 to the consolidated financial statements for details on the Spin-Off of Bagger Dave’s.

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

We have a disciplined strategy for opening new restaurants. We also evaluate the potential for strategic acquisitions of Buffalo Wild Wings restaurants where we have an opportunity to leverage our infrastructure and operational expertise. We believe our historical track record of acquiring and integrating restaurants provides us with additional future growth opportunities and, as our capital resources permit, we will seek to take advantage of strategic acquisitions that may be available in the marketplace.

The Company closed one restaurant in 2018. Over the next five years, we may consider opening several new restaurants in our markets, but we have no obligation to do so. On February 22, 2019 we entered into an Asset Purchase Agreement to acquire 9 BWW restaurants in the Chicago, Illinois market for a cash purchase price of approximately $22.5 million, subject to customary closing conditions. Upon completion of the transaction, since 2012, we will have acquired a total of 38 restaurants and will own and operate a total of 73 BWW restaurants. The transaction remains subject to the franchisor waiving its right of first refusal and franchisor consent, among other things. (for additional discussion of our growth strategies and outlook, see the section entitled “Business - Growth Strategy”).

Performance Indicators

We use several metrics to evaluate and improve each restaurant’s performance that include: sales trends, guest satisfaction, hourly compensation costs and food, beverage and packaging costs. We also use the following key performance indicators in evaluating restaurant performance:

●
Comparable Restaurant Sales. We consider a restaurant to be comparable following the eighteenth month of operation. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales can reflect changes in guest count trends, changes in average check size and changes in pricing. We exclude restaurants from comparable sales when they are closed for remodels, or occasionally for other reasons such as impact from significant road construction or other event.

●
Restaurant-Level Contribution. Also referred to as Restaurant-Level EBITDA, this metric presents a restaurant's profit contribution and is defined as net revenue less costs of sales, labor, occupancy and operational expenses. It is representative of a restaurant's cash flow and is often times presented and measured as a percentage of sales in comparison to other restaurants.

Restaurant Openings

The following table outlines the restaurant unit information for each fiscal year from 2014 through 2018, excluding Bagger Dave's restaurants.

	2018	2017	2016	2015	2014

Restaurants open at the beginning of fiscal year	65	64	62	42	36

Openings/(Closures):
New Restaurant Openings	—	1	2	3	3
Restaurant Acquisitions	—	—	—	18	3
Restaurant Closures	(1)	—	—	(1)	—
Total restaurants open at the end of fiscal year	64	65	64	62	42

Our Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2018 , a 52 week year, ended on December 30, 2018 and fiscal year 2017, a 53 week year, ended on December 31, 2017.

Key Financial Definitions

Revenue. Revenue primarily consists of food and beverage sales, and merchandise sales, such as BWW sauce. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and changes in restaurant sales.

Food, Beverage, Packaging and Merchandise Related Costs. The components of food, beverage, packaging and merchandise related costs are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in market prices and commodity costs.

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

Other Operating Costs. Other operating costs consist primarily of restaurant-related operating costs, such as supplies, utilities, repairs and maintenance, travel, insurance, credit card fees, recruiting and security. This expense category also includes franchise royalty fees and national advertising fund expenses. These costs generally increase with higher sales volume but, with the exception of certain supplies, royalty fees, national advertising fund expenses and credit card fees, generally decline as a percentage of revenue.

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

Discontinued Operations. As a result of the Spin-Off of Bagger Dave’s effective December 25, 2016, the results of operations and cash flows from operating and investing activities are presented as discontinued operations in 2017.

RESULTS OF OPERATIONS

The following table presents the consolidated statements of operations for the fiscal years ended December 30, 2018 and December 31, 2017 with each line item as a percentage of revenue.

	Fiscal Years-Ended
	2018	2017
Revenue	100.0%	100.0%

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	28.6%	29.5%
Compensation costs	26.8%	25.2%
Occupancy	7.6%	7.1%
Other operating costs	21.8%	21.2%
General and administrative expenses	5.4%	5.5%
Pre-opening costs	—%	0.2%
Depreciation and amortization	7.5%	7.9%
Impairment and loss on asset disposals	2.5%	0.2%
Total operating expenses	100.2%	96.8%

Operating (loss) profit	(0.2)%	3.2%

Interest expense	(4.2)%	(4.0)%
Other income, net	0.1%	0.1%

Loss from continuing operations before income taxes	(4.3)%	(0.7)%
Income tax benefit (expense) of continuing operations	1.1%	(11.5)%
Loss from continuing operations	(3.2)%	(12.2)%

Discontinued operations
Loss from discontinued operations before income taxes	—%	(0.1)%
Income tax benefit of discontinued operations	—%	—%
Loss from discontinued operations	—%	(0.1)%

Net loss	(3.2)%	(12.3)%

FISCAL YEAR 2018 COMPARED WITH FISCAL YEAR 2017

Revenue

Total revenue for fiscal year 2018 was $153.1 million, a decrease of $12.3 million, or 7.4%, over revenue generated during fiscal year 2017. The decrease was driven by the 53rd week in fiscal year 2017, the closure of one restaurant in 2018 and lower traffic in our restaurants, partially offset by sales from a new restaurant opened in Second Quarter 2017 and an increase in delivery sales. Fiscal year 2018 same-store sales decreased by 4.6%.

Operating Expenses

Food, beverage, and packaging related costs decreased by $5.0 million, or 10.3%, to $43.8 million in fiscal year 2018 from $48.8 million in fiscal year 2017 as a result of the 53rd week in fiscal year 2017 and lower volumes. Food, beverage, and packaging cost as a percentage of sales decreased from 29.5% in fiscal year 2017 to 28.6% in fiscal year 2018 primarily due to lower traditional chicken wing costs, partially offset by promotional activity in Fourth Quarter 2018. Average cost per pound for bone-in chicken wings decreased to $1.76 in fiscal year 2018 from $2.07 in fiscal year 2017.

Compensation costs decreased by $0.6 million, or 1.5%, to $41.1 million in fiscal year 2018 from $41.7 million in fiscal year 2017, primarily due to the 53rd week in fiscal year 2017. Compensation cost as a percentage of sales increased to 26.8% in fiscal year 2018 from 25.2% in fiscal year 2017 primarily due to wage inflation and lower average unit volumes.

Occupancy costs decreased by $0.1 million, or 1.0%, to $11.6 million in fiscal year 2018 from $11.7 million in fiscal year 2017, primarily due to the decrease in the number of restaurants operating in 2018. Occupancy cost as a percentage of sales increased to 7.6% in fiscal year 2018 from 7.1% in fiscal year 2017 primarily due to lower sales.

Other operating costs decreased by $1.6 million, or 4.6%, to $33.5 million in fiscal year 2018 from $35.1 million in fiscal year 2017 primarily due to cost savings initiatives, reduced royalty and advertising fund contributions as a result of lower sales volumes and the 53rd week in fiscal year 2017. Other operating costs as a percentage of sales increased to 21.8% in fiscal year 2018 from 21.2% in fiscal year 2017 as a result of lower sales.

General and administrative expenses decreased by $0.8 million, or 9.2%, to $8.2 million in fiscal year 2018 from $9.1 million in fiscal year 2017. This decrease was primarily due to a decrease in corporate wages and other corporate expenses, partially offset by an increase in marketing expenses. General and administrative costs as a percentage of sales decreased to 5.4% in fiscal year 2018 from 5.5% in fiscal year 2017 as a result of reduced costs, despite lower sales.

Depreciation and amortization decreased by $1.6 million, or 12.1%, to $11.5 million in fiscal year 2018 from $13.1 million in fiscal year 2017. This decrease was primarily due to fixed asset disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales decreased to 7.5% in fiscal year 2018 from 7.9% in fiscal year 2017.

Impairment and loss on asset disposal increased by $3.5 million or 1,114.8% to $3.8 million in fiscal year 2018 from $0.3 million in fiscal year 2017. This increase was due to the impairment of five restaurant locations in Fiscal 2018. Impairment and loss on asset disposal as a percentage of sales increased to 2.5% in Fiscal 2018 from 0.2% in fiscal year 2017.

Interest and Taxes

Interest expense was $6.4 million and $6.6 million during the years ended December 30, 2018 and December 31, 2017, respectively.

In fiscal year 2018 we recorded an income tax benefit of $1.7 million compared with an income tax expense of $19.0 million in fiscal year 2017. The decrease in the income tax expense is primarily related to the establishment of a full valuation allowance against the Company's deferred tax assets recorded in 2017.

Loss from Operations of the Discontinued Component

Loss from operations of the discontinued component was $0 and $0.2 million in 2018 and 2017, respectively. The Spin-Off was completed as of December 25, 2016, and as a result, only minor expenses related to Bagger Dave's were incurred in 2017.

LIQUIDITY AND CAPITAL RESOURCES; ACQUISITION AND EXPANSION PLANS

On June 29, 2015, the Company entered into a five-year, $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens Bank, N.A. (the “Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The Credit Facility consists of a $120.0 million term loan (the “Term Loan”), a $30.0 million development line of credit (the “DLOC”), and a $5.0 million revolving line of credit (the “RLOC”).

On December 23, 2016, the Company entered into an amendment agreement for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the “Term Loans”), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018. Upon the maturity of the DLOC on June 29, 2018, the amount outstanding under the DLOC was added to the existing DF Term Loan.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments totaling $980,906 on the Term Loans, plus accrued interest. As of December 30, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Going Concern

The Credit Facility contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR") which were reset pursuant to an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the agreement.

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018. The net proceeds from the offering were intended for working capital and general corporate purposes, including repayment of debt.

As of December 30, 2018 the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019 the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants in the third quarter.

While the Company has successfully negotiated financial covenant amendments in the past and would seek to do so again should it be in default or near a default, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

As a result of this uncertainty coupled with the June 2020 maturity of the Credit Facility, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of the Credit Facility. The Company is also exploring various other alternatives, including, among other things, possible equity financing. There can be no assurance, however, that any such efforts will be successful.

Until such time as the Company has executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so and, accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

Acquisition and Expansion Plans

Also, on February 22, 2019 we entered in an Asset Purchase Agreement to acquire 9 BWW restaurants in the Chicago, Illinois market for a cash purchase price of approximately $22.5 million, subject to customary closing conditions (the “Acquisition”). The Company's financing discussions referenced above include raising the capital necessary to finance the Acquisition.

Outside of funding our current operations, funding the Acquisition, and servicing our existing debt, our capital requirements are primarily dependent upon our restaurant remodel requirements and the pace of our new restaurant growth plan.

We believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests and, as a result, we have historically invested heavily in refreshes and upgrades. Depending on the age of the existing restaurants, upgrades have ranged from $50,000 (for minor interior refreshes or audio/video upgrades) to $1.3 million (for a full extensive remodel of the restaurant with addition of an enclosed patio). While BWW is in the process of developing a new building design standard and testing a variety of remodel options, they have communicated to franchisees that they are targeting a three-tier remodel program with cost ranging from $250,000 to $650,000, depending on the size and revenue profile of the restaurant. We've remodeled or built 27 of our restaurants in the most recent Stadia design standard, and our current plan is to remodel the remaining 37 BWW restaurants to the new design standard over the next 6 years.

We do not currently plan to complete any new restaurant development or any significant facility upgrades in 2019.

Cash flow from continuing operations for fiscal 2018 and 2017 was $9.6 million and $12.7 million, respectively. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

For 2018, our capital expenditures were $1.6 million. Approximately 64% of the capital was used for maintenance type items and the remaining 36% for restaurant refreshes, upgrades and other general corporate purposes.

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

Mandatory Upgrades

We did not complete any remodels in 2018 and do not currently expect to complete, nor are we required by the franchisor to complete, any remodels in 2019. Further, we are currently having discussions with the franchisor regarding requirements for remodels beyond 2019 as the details, specifications and timing of future remodels are being re-evaluated by new ownership after its acquisition of BWW.

Discretionary Upgrades and Relocations

In fiscal year 2018, the Company invested additional capital to provide minor upgrades and refreshes to a number of its existing locations, funded by cash from operations. These improvements primarily consist of refreshing interior building finishes and audio/visual equipment upgrades. In fiscal 2018, we did not have any relocations. The decision to relocate is typically driven by timing of our current lease agreements and the availability of real estate that we deem to be a better long-term investment.

2019 Capital Plan

In 2019, we anticipate our capital expenditures will range between $2.0 million and $2.5 million and will be for minor facility upgrades and general maintenance-type investments in our restaurants. We do not expect to develop any new restaurants or complete any remodels of our existing restaurants.

Contractual Obligations

The following table presents a summary of our contractual obligations as of December 30, 2018:

	Total	Less than one year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt [1]	$102,422,630	$11,515,093	$90,907,537	$—	$—
Operating lease obligations	72,626,347	9,114,525	17,558,761	14,502,409	31,450,652
	$175,048,977	$20,629,618	$108,466,298	$14,502,409	$31,450,652
1Amount represents the expected principal cash payments relating to our long-term debt and does not include any fair value adjustments or discounts/premiums or interest rate payments due to the variability of the rates. See Note 7 for additional details.

Impact of Inflation

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

All of our restaurant staff members are paid hourly rates related to federal and state minimum wage and, in many cases, the federal or state tipped minimum wage. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

OFF-BALANCE SHEET ARRANGEMENTS

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 10 separate leases, 3 of which relate to restaurants previously closed by Bagger Dave's and now being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.3 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of December 30, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 1 month to 11 years as of December 30, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor may agree to release the Company from its future guarantee obligation. Since 2015, 15 Bagger Dave’s locations with DRH lease guarantees were closed. New tenants were found to step into the Company’s lease obligations for 9 of these locations in 3 to 14 months from the date of closure. Over this time, 12 guarantees expired or terminated, and 3 remain obligations of the Company.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH provides limited ongoing administrative support to Bagger in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service.

Critical Accounting Polices and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. We consider an accounting estimate to be critical if it requires assumptions to be made and changes in these assumptions could have a material impact on our consolidated financial condition or results of operations. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets is recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including intangibles, leasehold improvements, furniture, fixtures and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Based on management's quantitative analysis, an impairment of $3.7 million was recorded for five BWW locations for the fiscal year ended December 30, 2018. For the fiscal year ended December 31, 2017 no impairment losses were recognized in continuing operations.

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

Indefinite-Lived Intangible Assets

Liquor licenses, also a component of intangible assets, are deemed to have an indefinite life and, accordingly, are not amortized. Management reviews liquor license assets on an annual basis or more frequently if impairment indicators are present to determine whether carrying values have been impaired. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, an impairment loss is recorded for the difference. If the fair value of the asset is less than the carrying amount, an impairment is recorded. No impairments were recognized in fiscal 2018 or 2017 in continuing operations.

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both December 30, 2018 and December 31, 2017, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which is the Company's only reporting unit.

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

We adopted Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04") as of September 25, 2017. ASU 2017-04 requires goodwill impairment to be measured as the excess of the carrying value over the fair value of the reporting unit, not to exceed the carrying amount of goodwill. The carrying value of our reporting unit as of October 1, 2018 and September 25, 2017 was negative, and therefore goodwill was not impaired as of December 30, 2018 and December 31, 2017.

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

In accordance with the provisions of FASB ASC 740, Income Taxes, (“ASC 740”) a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017, which continued through 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result of this evaluation, as of December 31, 2017, a valuation allowance of $17.6 million was recorded because the company was unable to assert that realization of the deferred tax asset is more likely than not. As of December 30, 2018, the valuation allowance is $18.1 million. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income increase or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company applies the provisions of ASC 740, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 30, 2018 and December 31, 2017.

Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements with Citizens Bank, N.A. (“Citizens”) and other banks to fix interest rates on a portion of the Company’s variable rate debt, which reduces exposure to interest rate fluctuations. Our derivative financial instruments are recorded at fair value on the balance sheet. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in accumulated other comprehensive income (loss) and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portion of the change in fair value of a hedge would be recognized in income immediately. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes.

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
Southfield, Michigan

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diversified Restaurant Holdings, Inc. (the “Company”) and subsidiaries as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 30, 2018 and December 31, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is forecasting an insufficient amount of earnings before taxes, depreciation and amortization to meet the financial covenant ratios set forth in their Credit Facility which will result in the Company’s debt becoming due upon demand which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Troy, Michigan
April 3, 2019

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$5,364,014	$4,371,156
Accounts receivable	654,322	653,102
Inventory	1,526,779	1,591,363
Prepaid and other current assets	511,835	408,982
Total current assets	8,056,950	7,024,603

Property and equipment, net	34,423,345	48,014,043
Intangible assets, net	2,198,685	2,438,187
Goodwill	50,097,081	50,097,081
Other long-term assets	408,761	185,322
Total assets	$95,184,822	$107,759,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,273,133	$4,561,939
Accrued compensation	1,830,415	1,854,127
Other accrued liabilities	2,946,738	2,404,942
Current portion of long-term debt	11,515,093	11,440,433
Current portion of deferred rent	427,479	411,660
Total current liabilities	20,992,858	20,673,101

Deferred rent, less current portion	2,385,961	2,208,238
Deferred income taxes	1,220,087	2,759,870
Unfavorable operating leases	438,944	510,941
Other liabilities	1,587,821	2,346,991
Long-term debt, less current portion	90,907,537	102,488,730
Total liabilities	117,533,208	130,987,871

Commitments and contingencies (Notes 3, 10 and 11)

Stockholders’ deficit:
Common stock - $0.0001 par value; 100,000,000 shares authorized; 33,200,708 and 26,859,125, respectively, issued and outstanding	3,182	2,625
Additional paid-in capital	27,021,517	21,776,402
Accumulated other comprehensive income (loss)	355,293	(283,208)
Accumulated deficit	(49,728,378)	(44,724,454)
Total stockholders’ deficit	(22,348,386)	(23,228,635)

Total liabilities and stockholders’ deficit	$95,184,822	$107,759,236

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 30, 2018	December 31, 2017
Revenue	$153,138,219	$165,462,612

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging	43,795,044	48,799,718
Compensation costs	41,111,404	41,726,264
Occupancy	11,607,378	11,720,147
Other operating costs	33,455,134	35,062,833
General and administrative expenses	8,246,709	9,081,866
Pre-opening costs	—	405,448
Depreciation and amortization	11,532,662	13,115,072
Impairment and loss on asset disposals	3,772,431	310,536
Total operating expenses	153,520,762	160,221,884

Operating (loss) profit	(382,543)	5,240,728

Interest expense	(6,416,531)	(6,633,709)
Other income, net	112,155	106,586

Loss from continuing operations before income taxes	(6,686,919)	(1,286,395)
Income tax benefit (expense) of continuing operations	1,682,995	(18,997,756)
Loss from continuing operations	(5,003,924)	(20,284,151)

Discontinued operations
Loss from discontinued operations before income taxes	—	(238,253)
Income tax benefit of discontinued operations	—	64,328
Loss from discontinued operations	—	(173,925)

Net loss	$(5,003,924)	$(20,458,076)

Basic and diluted loss per share from:
Continuing operations	$(0.17)	$(0.76)
Discontinued operations	—	(0.01)
Basic and diluted loss per share:	$(0.17)	$(0.77)

Weighted average number of common shares outstanding
Basic and diluted	28,969,221	26,717,910

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	December 30, 2018	December 31, 2017
Net loss	$(5,003,924)	$(20,458,076)

Other comprehensive income
Unrealized changes in fair value of interest rate swaps, net of tax of ($169,728) and ($335,371)	638,501	651,014

Comprehensive loss	$(4,365,423)	$(19,807,062)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances - December 25, 2016	26,632,222	$2,610	$21,355,270	$(934,222)	$(24,534,378)	$(4,110,720)
Adoption of ASU 2016-09 (Note 1)	—	—	—	—	268,000	268,000
Issuance of restricted shares	263,332	—	—	—	—	—
Forfeitures of restricted shares	(50,850)	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(22,716)	(2)	(62,147)	—	—	(62,149)
Employee stock purchase plan	37,137	4	65,196	—	—	65,200
Share-based compensation	—	13	418,083	—	—	418,096
Other comprehensive income	—	—	—	651,014	—	651,014
Net loss from continuing operations	—	—	—	—	(20,284,151)	(20,284,151)
Net loss from discontinued operations	—	—	—	—	(173,925)	(173,925)
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)
Issuance of restricted shares	975,119	—	—	—	—	—
Forfeitures of restricted shares	(35,671)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(50,163)	(5)	(70,345)	—	—	(70,350)
Issuance of common shares from offering, net of fees and expenses of $0.7 million	5,300,000	530	4,579,251	—	—	4,579,781
Employee stock purchase plan	71,274	7	83,115	—	—	83,122
Share-based compensation	81,024	25	653,094	—	—	653,119
Other comprehensive income	—	—	—	638,501	—	638,501
Net loss from continuing operations	—	—	—	—	(5,003,924)	(5,003,924)
Balances - December 30, 2018	33,200,708	$3,182	$27,021,517	$355,293	$(49,728,378)	$(22,348,386)

See accompanying notes to consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 30, 2018	December 31, 2017
Cash flows from operating activities
Net loss	$(5,003,924)	$(20,458,076)
Loss from discontinued operations	—	173,925
Net loss from continuing operations	(5,003,924)	(20,284,151)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	11,532,662	13,115,072
Amortization of debt discount and loan fees	296,385	294,103
Amortization of gain on sale-leaseback	(199,834)	(131,617)
Impairment and loss on asset disposals	3,772,431	310,536
Share-based compensation	653,094	418,096
Deferred income taxes	(1,706,828)	18,943,427
Changes in operating assets and liabilities that provided (used) cash
Accounts receivable	(1,220)	(376,864)
Inventory	64,584	109,241
Prepaid and other assets	50,847	896,954
Intangible assets	(20,000)	(48,806)
Other long-term assets	1,987	48,217
Accounts payable	(300,702)	555,089
Accrued liabilities	313,195	(1,357,970)
Deferred rent	193,542	182,477
Net cash provided by operating activities of continuing operations	9,646,219	12,673,804
Net cash used in operating activities of discontinued operations	—	(173,925)
Net cash provided by operating activities	9,646,219	12,499,879

Cash flows from investing activities
Purchases of property and equipment	(1,623,355)	(4,687,242)
Net cash used in investing activities	(1,623,355)	(4,687,242)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	4,650,965
Repayments of long-term debt	(11,622,559)	(12,116,623)
Proceeds from employee stock purchase plan	83,122	65,200
Proceeds from issuance of common stock, net of fees and expenses of $0.7 million	4,579,781	—
Tax withholding for restricted stock	(70,350)	(62,149)
Net cash used in financing activities	(7,030,006)	(7,462,607)

Net increase in cash and cash equivalents	992,858	350,030

Cash and cash equivalents, beginning of period	4,371,156	4,021,126

Cash and cash equivalents, end of period	$5,364,014	$4,371,156

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

DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana).

On December 25, 2016, the Company completed a spin-off of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). For additional details refer to Note 2.

DRH and its wholly-owned subsidiaries AMC Group, Inc. (“AMC”), AMC Wings, Inc. (“WINGS”), and AMC Real Estate, Inc. (“REAL ESTATE” and, collectively, the "Company") own and operate BWW restaurants. DRH is incorporated in Nevada.

We are economically dependent on retaining our franchise rights with BWW. The franchise agreements have specific initial terms with expiration dates ranging from December 2020 through June 2037. After consideration of renewal options, the franchise agreements have expiration dates ranging from December 2025 through June 2052. The franchise agreements are renewable upon written request by the franchisee and upon approval of the franchisor. Franchise agreements are generally renewed if the franchisee has complied with the terms of the franchise agreement.

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

For Variable Interest Entities ("VIE(s)"), we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. See Note 3 to the accompanying notes to the consolidated financial statements for more details.

Segment Reporting

As of December 30, 2018, the Company has one operating and reportable segment.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Fiscal year 2018 ended on December 30, 2018 and was comprised of 52 weeks. Fiscal year 2017 ended on December 31, 2017 was comprised of 53 weeks.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

As further discussed in Note 7, the Company has approximately $102.4 million of debt outstanding under its $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Credit Facility”) with a maturity date of June 29, 2020. The debt agreement contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR") which were reset pursuant an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the agreement.

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018.

As of December 30, 2018, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants in the third quarter.

While the Company has successfully negotiated financial covenant amendments in the past and would seek to do so again should it be in default or near a default, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

As a result of this uncertainty coupled with the June 2020 maturity of the Credit Facility, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of the Credit Facility. The Company is also exploring various other alternatives, including, among other things, possible equity financing. There can be no assurance, however, that any such efforts will be successful.

Until such time as the Company has executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so and, accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

However, the accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

At December 30, 2018 and December 31, 2017, accounts receivable primarily consist of contractually determined receivables from BWW for gift card reimbursements. Accounts receivable are stated at the amount management expects to collect. Balances that are outstanding after management has used reasonable collection efforts are written off with a corresponding charge to bad debt expense. There was no allowance for doubtful accounts necessary at December 30, 2018 and December 31, 2017.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gift Cards

The Company records gift cards under a BWW system-wide program. Gift cards sold are recorded as a gift card liability. When redeemed, the gift card liability account is offset by recording the transaction as revenue. At times, gift card redemptions can exceed amounts due to BWW for gift card purchases resulting in an asset balance. Under this centralized system the balance due to/from BWW is settled weekly and we are not responsible for breakage. The Company's gift card balance was an asset of $0.4 million and liability of $0.5 million as of December 30, 2018 and December 31, 2017, respectively.

Inventory

Inventory consists mainly of food and beverage products and is accounted for at the lower of cost or net realizable value using the first in, first out method of inventory valuation. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Prepaids and Other Long-Term Assets

Prepaid assets consist principally of prepaid insurance and service contracts and are recognized ratably as operating expense over the period of future benefit. Other assets consist primarily of security deposits for operating leases and utilities.

Property and Equipment

Property and equipment are recorded at cost. Equipment and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, or the estimated useful lives of the assets, which is typically five to 15 years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

Intangible Assets

Amortizable intangible assets consist of franchise fees, trademarks, non-compete agreements, and favorable and unfavorable operating leases, and are stated at cost, less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated useful life, as follows: franchise fees - 10 – 20 years, trademarks - 15 years, non-compete - 3 years, and favorable and unfavorable leases - over the term of the respective leases.

Liquor licenses, if transferable, are deemed to have an indefinite life and are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment charge is recorded. No impairments were recognized in fiscal years ended December 30, 2018 and December 31, 2017.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for two years. We evaluate the recoverability of a restaurant’s long-lived assets, including intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. Refer to Note 17 for additional information.

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

Goodwill

Goodwill is not amortized and represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis or more frequently if indicators of impairment exist. At both December 30, 2018 and December 31, 2017, we had goodwill of $50.1 million. The goodwill is assigned to the Company's Buffalo Wild Wings reporting unit, which, represents the Company's only reporting unit.

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

We adopted Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04") as of September 25, 2017. ASU 2017-04 requires goodwill impairment to be measured as the excess of the carrying value over the fair value of the reporting unit, not to exceed the carrying amount of goodwill. The carrying value of our reporting unit as of October 1, 2018 and September 25, 2017 was negative, and therefore goodwill was not impaired as of December 30, 2018 and December 31, 2017.

Deferred Rent

Certain operating leases provide for minimum annual payments that increase over the life of the lease. Typically, our operating leases contain renewal options under which we may extend the initial lease terms for periods of five to 10 years. The aggregate minimum annual payments are expensed on a straight-line basis commencing at the start of our construction period and extending over the term of the related lease. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts, in its straight-line computation, for the effect of any rental holidays, free rent periods, and landlord incentives or tenant improvement allowances.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue

Product	December 30, 2018	December 31, 2017
Food	$127,808,443	$138,112,003
Alcohol	25,329,776	27,350,609
Total	$153,138,219	$165,462,612

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

Nature of Goods Sold
DRH earns revenue through sales of food, beverages, and merchandise to our customers. These sales occur through multiple channels, such as in-restaurant, call-in, online (web-based) and via third party delivery services.
BWW offers a system-wide loyalty program (Blazin’ Rewards®) whereby enrolled customers earn points for each qualifying purchase. As a franchisee, DRH is required to participate in the program. DRH estimates the value of loyalty points earned (the value per point) by dividing the menu price of redeemable items by the loyalty reward points required to redeem that menu item. Points issued as part of the loyalty program expire after 6 months of member inactivity. DRH commissioned a study to determine a reasonable estimate of the breakage rate, which was approximately 32%.

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

The Company offers gift cards for purchase through a BWW system-wide program. Gift cards sold are recorded as a liability to BWW. When redeemed, the gift card liability is offset by recording the transaction as revenue. Net gift card activity is settled with BWW weekly. At times, gift card redemptions may exceed amounts due to BWW for gift card purchases, resulting in an asset balance. Because this is a system-wide program operated by BWW, the Company is not impacted by and does not record breakage.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising expenses associated with contributions to the BWW advertising fund and regional cooperatives (between 3.15% and 3.50% of total net sales) are recorded as operating expenses as contributed, while all other advertising expenses are recorded in general and administrative expenses as incurred. Advertising and co-op expenses of continuing operations of $5.0 million and $5.4 million are included in other operating costs in the Consolidated Statements of Operations and advertising expense of $1.1 million and $0.8 million are included in general and administrative expenses in the Consolidated Statements of Operations for the fiscal years ended December 30, 2018 and December 31, 2017, respectively.

Pre-opening Costs

Pre-opening costs are those costs associated with opening new restaurants and will vary based on the number of new locations opening and under construction. Pre-opening costs typically consist of manager salaries, relocation costs, supplies, recruiting expenses, certain marketing costs and costs associated with team member training. The Company also reclassifies labor costs that exceed the historical average for the first three months of restaurant operations that are attributable to training. These costs are expensed as incurred. Pre-opening costs in continuing operations were $0 and $0.4 million for the years ended December 30, 2018 and December 31, 2017, respectively. Excess labor cost incurred after restaurant opening and included in pre-opening cost were approximately $0 and $0.1 million for the fiscal years ended December 30, 2018 and December 31, 2017, respectively.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. A reclassification of the prior year deferred tax table was made to conform to the current year presentation.

The Company applies the provisions of ASC Topic 740, Income Taxes, regarding the accounting for uncertainty in income taxes. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 30, 2018 and December 31, 2017.

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

Concentration Risks

Approximately 76.0% and 76.9% of the Company's continuing revenues for the fiscal years ended December 30, 2018 and December 31, 2017, respectively, were generated from food and beverage sales from restaurants located in the Midwest region. The remaining 24.0% and 23.1% of the Company's continuing revenues for the years ended December 30, 2018 and December 31, 2017, respectively, were generated from food and beverage sales from restaurants located in Florida.

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

In February 2016, FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires that lease arrangements longer than 12 months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have analyzed the impact of the new standard and concluded that the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our operating leases. We lease all of our restaurant properties, and operating leases comprise the majority of our current lease portfolio. With respect to implementation, we have substantially completed our review of the accounting standard, which will have a material impact on our consolidated financial statements and will expand our required disclosures. We will adjust comparative periods and have elected the package of practical expedients to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. We expect adoption of the standard will have the impact of increasing our consolidated assets and liabilities. The Company expects adoption of the standard will not have a material impact on its Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Topic 350: Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplified wording and removes step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting units carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests on testing dates after January 1, 2017. The Company adopted the standard as of September 25, 2017. The Company has one reporting unit with a negative carrying value, and as a result of the adoption of this standard, there has been no goodwill impairment recognized.

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

Significant Transaction

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the Offering were approximately $4.6 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. We expect to use the net proceeds from the offering for working capital and general corporate purposes, which included repayment of debt.

2. DISCONTINUED OPERATIONS

Spin-Off of Bagger Dave's

On August 4, 2016, DRH announced that its Board of Directors unanimously approved a plan to pursue a tax-free spin-off of its Bagger Dave's business. Pursuant to this plan, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada company, which was then spun-off into a stand-alone company. AMC Burgers, Inc. owned and operated all of the Bagger Dave's Burger Tavern® restaurants and the real estate entities held certain real estate related to the restaurants before the real estate was sold in 2014 and 2015. In connection with the Spin-Off, DRH contributed certain assets, liabilities and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity of Bagger Dave's. The Spin-Off was effected

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on December 25, 2016 via a one-for-one distribution of common shares in Bagger Dave's to DRH holders of record on December 19, 2016.As part of the Spin-Off transaction, DRH agreed to fund a one-time $2.0 million cash distribution to Bagger Dave's.

Prior to the Spin-Off, Bagger Dave’s was a co-obligor on a joint and several basis with the Company on its Credit Facility. The Company’s debt under this facility remained with the Company and Bagger Dave’s was released as a borrower. As a result, this debt was not assigned to discontinued operations. Additionally, DRH retained substantially all of the tax benefits (net operating loss and tax credit carryforwards) generated by Bagger Dave's prior to the date of the transaction. See Note 9 for additional information related to income taxes.

DRH decided to spin-off Bagger Dave's after considering all reasonable strategic and structural alternatives because of the disparity between the operating models of its two brands, BWW as franchisee, and Bagger Dave's as an owned concept. The management teams of Bagger Dave's and DRH agreed that the nature of the two concepts varied greatly, and that each would be more valuable and operate more effectively independently of one another. Bagger Dave's is a concept developed by the management team of DRH. In contrast to operating a franchised concept like BWW it has no development restrictions and the flexibility to enhance brand attributes such as logos, trade dress and restaurant design, change its menu offering and improve its operational model in an effort to better align with guest expectations. To manage these functions effectively, specific resources are required that are not necessary for a franchisee. For example, menu development, purchasing and brand marketing are critical to the success of Bagger Dave's but not necessary for a BWW franchisee since these functions are managed by the franchisor. Additionally, as a less mature brand, Bagger Dave's has both higher risk and higher growth potential while BWW, being a mature brand and as a franchisee, has more limited organic growth potential due to the status of its existing market penetration and the need to obtain development rights from the franchisor.

In conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH provides ongoing administrative support to Bagger in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service. The amount charged to Bagger Dave’s was $0.1 million during the year ended December 30, 2018.

Information related to the Bagger Dave's Spin-Off has been reflected in the accompanying consolidated financial statements as follows:

•
Consolidated Statements of Operations - Bagger Dave's results of operations for the year ended December 31, 2017 have been presented as discontinued operations. There was no gain or loss on the transaction recorded. There was no activity related to the discontinued operation at the Company for the year ended December 30, 2018.

•
Consolidated Statements of Cash Flows - Bagger Dave's cash flows from operating activities for the year ended December 31, 2017 have been presented separately on the face of the cash flow statements.There was no activity related to the discontinued operation at the Company for the year ended December 30, 2018.

The following are major classes of line items constituting pre-tax loss from discontinued operations:

	Fiscal Years Ended
	December 30, 2018	December 31, 2017
Restaurant operating costs (exclusive of depreciation and amortization)	$—	$95,536
General and administrative expenses	—	(334,529)
Depreciation and amortization	—	740
Loss from discontinued operations before income taxes	—	(238,253)
Income tax benefit	—	64,328
Total loss from discontinued operations	$—	$(173,925)

The operating results of the discontinued operations include only direct expenses incurred by Bagger Dave’s. Discontinued operations exclude certain corporate functions that were previously allocated to Bagger Dave’s. Interest expense was not allocated to discontinued operations because the Company’s debt under the Credit Facility remained with the Company.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s accrual activity related to facility closures during the fiscal years ended December 30, 2018 and December 31, 2017:

	Fiscal 2018	Fiscal 2017
Beginning of the year	$—	$107,153
Charges	—	—
Payments/utilizations/other	—	(107,153)
End of the year	$—	$—

The closure liability of $0.1 million was retained by the Company after the Spin-Off of Bagger Dave's, as it was responsible for certain ongoing lease payments associated with the closures.

Prior to the Spin-Off, Bagger Dave's was a reportable segment of the Company. Following the Spin-Off, there were no assets or liabilities remaining from the Bagger Dave's operations. See Note 3 for a discussion of involvement the Company will continue to have with Bagger Dave's after the Spin-Off.

3. UNCONSOLIDATED VARIABLE INTEREST ENTITIES

After the Spin-Off of Bagger Dave’s and the related discontinuation of its operations described in Note 2, the Company remains involved with certain activities that result in Bagger Dave’s being considered a VIE. This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that,although our Executive Chairman is currently also on Bagger Dave’s board, there are no agreements in place that require him to vote in the interests of the Company, as he does not represent the Company in his capacity as a Bagger Dave’s director. As a result, the Company does not consolidate the VIE.

Lease Guarantees

At December 30, 2018 the Company is a guarantor for 10 leases, 3 of which have been re-leased to an unaffiliated party. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability in the amount of $0.3 million, which is included in other liabilities on the Consolidated Balance Sheet as of December 30, 2018 and December 31, 2017. No liability had previously been recorded before the Spin-Off, as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of December 30, 2018 and December 31, 2017, no loss under the guarantees was probable because all of the Bagger Dave's restaurants subject to the leases is either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.3 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of December 30, 2018. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 1 month to 11 years as of December 30, 2018. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. Since 2015, 15 Bagger Dave’s locations with DRH lease guarantees were closed. New tenants were found to step into the Company’s lease obligations for 9 of these locations in 3 to 14 months from the date of closure. Over this time, 12 guarantees expired or terminated, and 3 remain obligations of the Company. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

The following table discloses the guarantee expiration of all Bagger Dave's leases that include a guarantee by the Company as of December 30, 2018:

Guarantee Expiration	Future guaranteed lease payments
Less than six years	423,813
Six to ten years	5,034,624
11 to 15 years	1,843,013
Total	7,301,450

4. PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following:

	December 30, 2018	December 31, 2017
Equipment	$29,556,728	$30,252,867
Furniture and fixtures	7,242,522	7,444,792
Leasehold improvements	61,044,840	64,936,413
Restaurant construction in progress	439,321	161,942
Total	98,283,411	102,796,014
Less accumulated depreciation	(63,860,066)	(54,781,971)
Property and equipment, net	$34,423,345	$48,014,043

Depreciation expense for the years ended December 30, 2018 and December 31, 2017 was $11.5 million and $13.0 million, all of which related to continuing operations.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	December 30, 2018	December 31, 2017
Amortized intangible assets
Franchise fees	$1,305,642	$1,290,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Favorable operating leases	148,799	351,344
Loan fees	—	368,083
Total	1,533,501	2,089,129

Less accumulated amortization	(591,143)	(907,269)
Amortized intangible assets, net	942,358	1,181,860

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,198,685	$2,438,187

Amortization expense for both years ended December 30, 2018 and December 31, 2017 was $0.1 million. Amortization of favorable/unfavorable leases and loan fees are reflected as part of occupancy and interest expense, respectively. Loan fees written off to interest expense during both years ended December 30, 2018 and December 31, 2017 was $0.1 million.

Based on the current intangible assets and their estimated useful lives, future intangible-related expense for the next five years and thereafter is projected as follows:

Year	Amount
2019	$100,869
2020	100,869
2021	89,388
2022	87,042
2023	85,480
Thereafter	478,710
Total	$942,358

The aggregate weighted-average amortization period for intangible assets is 7.8 years.

6. OTHER ACCRUED LIABILITES

	December 30, 2018	December 31, 2017
Sales tax payable	$940,165	$906,410
Accrued interest	484,535	481,431
Accrued royalty fees	173,189	179,114
Accrued property taxes	224,865	69,970
Accrued loyalty rewards	847,434	439,106
Other	276,550	328,911
Total other accrued liabilities	$2,946,738	$2,404,942

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEBT

Debt consists of the following obligations:

	December 30, 2018	December 31, 2017
$120.0 million term loan - the rate at December 30, 2018 and December 31, 2017 was 5.85% and 4.87%, respectively.	$79,698,616	$89,698,616
$30.0 million development line of credit, converted to the DF Term Loan in December 2016 and June 2018. The rate at December 30, 2018 and December 31, 2017 was 5.85% and 4.87%, respectively.	18,111,259	16,682,853
$5.0 million revolving line of credit - the rate at December 30, 2018 and December 31, 2017 was 6.01% and 5.11%, respectively.	5,000,000	5,000,000
$5.0 million development line of credit - the rate at December 31, 2017 was 5.00%.	—	3,050,965
Unamortized discount and debt issuance costs	(387,245)	(503,271)

Total debt	102,422,630	113,929,163

Current portion of debt	(11,515,093)	(11,440,433)

Long-term debt	$90,907,537	$102,488,730

On June 29, 2015, the Company entered into a five year $155.0 million senior secured Credit Facility with a syndicate of lenders led by Citizens with a senior lien on all the Company’s personal property and fixtures. The Credit Facility consists of a $120.0 million term loan (the “Term Loan”), a $30.0 million, development line of credit (the “DLOC”), and a $5.0 million (see amendment details immediately following this paragraph) revolving line of credit (the “RLOC”).

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of December 30, 2018, $5.0 million and was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the term debt are recorded as debt discount and fees related to the DLOC and RLOC are capitalized as intangible assets. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization, totaled $387,245 and $503,271, at December 30, 2018 and December 31, 2017, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the long-term debt terms that existed at December 30, 2018, the scheduled principal maturities, net of unamortized discount, for the next five years and thereafter are summarized as follows:

Amount
2019	$11,515,093
2020	90,907,537
Thereafter	—
Total	$102,422,630

Interest expense was $6.4 million and $6.6 million for the years ended December 30, 2018 and December 31, 2017, respectively.

The debt agreement contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required DSCR and a maximum permitted LALR which were reset pursuant to an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the agreement. As of December 30, 2018, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants beginning in the third quarter. Unless, at that time, we obtain a waiver for or amendment of the financial covenants, which requires that lenders representing at least 50.1% of the outstanding principal amount are in agreement, failure to comply with the financial covenants would represent an event of default under the Credit Agreement and would allow the lenders to accelerate the debt.

On July 24, 2018, the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018.

At December 30, 2018, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in Other comprehensive income, net of tax. See Note 1 and Note 14 for additional information pertaining to interest rate swaps.

The following tables summarize the fair values of derivative instruments designated as cash flow hedges which were outstanding:

			December 30, 2018
Interest rate swaps	Rate	Expires	Notional amounts	Derivative assets	Derivative liabilities
April 2012	1.4%	April 2019	$761,905	$1,689	$—
January 2015	1.8%	December 2019	25,809,524	152,011	—
August 2015	2.3%	June 2020	58,930,655	225,426	—
Total			$85,502,084	$379,126	$—

			December 31, 2017
Interest rate swaps	Rate	Expires	Notional amounts	Derivative assets	Derivative liabilities
April 2012	1.4%	April 2019	$3,047,619	$6,028	$—
July 2013	1.4%	April 2018	2,833,333	778	—
May 2014	1.54%	April 2018	7,142,857	—	408
January 2015	1.8%	December 2019	21,690,476	25,953	—
August 2015	2.3%	June 2020	60,412,798	—	461,455
Total			$95,127,083	$32,759	$461,863

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

The Stock Incentive Plan of 2017 authorized a total of 2,500,000 shares for issuance as incentive awards by way of stock options and/or restricted stock. Stock options must be awarded at exercise prices at least equal to or greater than 100.0% of the fair market value of the shares on the date of grant. The options will expire no later than 10 years from the date of grant, with vesting terms to be defined at grant date, ranging from a vesting schedule based on performance to a vesting schedule that extends over a period of time as selected by the Compensation Committee of the Board of Directors (the “Committee”) or another committee as determined by the Board of Directors. The Committee also determines the grant, issuance, retention, and vesting timing and conditions of awards of restricted stock. The Committee may place limitations, such as continued employment, passage of time, and/or performance measures, on restricted stock. Awards of restricted stock may not provide for vesting or settlement in full of restricted stock based on a performance measure for a performance period of less than one year or based on continued employment or the passage of time over a period of less than one year from the date the award is made.

Restricted share awards

During fiscal years ended December 30, 2018 and December 31, 2017, restricted shares were issued to certain team members at a weighted-average grant date fair value of $1.15 and $2.31, respectively. Based on the Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Committee. Unrecognized share-based compensation expense of $1.0 million and $0.8 million at December 30, 2018 and December 31, 2017, respectively, will be recognized over the remaining weighted-average vesting period of 2.6 years. The total fair value of shares vested during years ended December 30, 2018 and December 31, 2017 was $0.6 million and $0.4 million, respectively. Under the Stock Incentive Plan of 2017, there are 1.2 million shares available for future awards at December 30, 2018.

The following table presents the restricted stock transactions for fiscal 2018:

Number of Restricted Stock Shares
Unvested, December 31, 2017	531,000
Granted	1,056,143
Vested	(226,470)
Vested shares tax portion	(50,163)
Forfeited	(35,671)
Unvested, December 30, 2018	1,274,839

The following table presents the restricted stock transactions for fiscal 2017:

Number of Restricted Stock Shares
Unvested, December 25, 2016	473,391
Granted	263,332
Vested	(132,157)
Vested shares tax portion	(22,716)
Forfeited	(50,850)
Unvested, December 31, 2017	531,000

Stock Options

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2010, prior to the Stock Incentive Plan, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and originally expired six years from issuance. On August 13, 2015, 30,000 shares were exercised at a price of $2.50 per share. The intrinsic value of the options exercised was $6,300. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. On August 30, 2018, 30,000 options were forfeited. At December 30, 2018, 150,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both December 30, 2018 and December 31, 2017.

Employee stock purchase plan

The Company also reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end date approximates the fiscal quarter and are awarded on the last day of the offering period. During the years ended December 30, 2018 and December 31, 2017 we issued 71,274 and 37,137 shares, respectively. Under the ESPP, there are 75,914 shares available for future purchase at December 30, 2018.

Share-based compensation

Share-based compensation of $0.7 million and $0.4 million was recognized during the years ended December 30, 2018 and December 31, 2017, respectively, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Equity (Deficit) to reflect the fair value of shares vested.

Preferred stock

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of December 30, 2018. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

9. INCOME TAXES

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2017, the Company provided a provisional provision of $3.1 million in the re-measurement of U.S. deferred tax assets. During 2018, the Company finalized its provisional amounts related to U.S. deferred tax assets resulting in a tax benefit of $0.3 million.

The income tax provision (benefit) from continuing operations consists of the following components for the fiscal years ended December 30, 2018 and December 31, 2017:

	Fiscal Years Ended
	December 30, 2018	December 31, 2017
Federal:
Current	$—	$—
Deferred	(1,762,866)	17,346,134
State:
Current	26,517	(10,000)
Deferred	53,354	1,661,622
Income tax provision (benefit)	$(1,682,995)	$18,997,756

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

	Fiscal Years Ended
	December 30, 2018	December 31, 2017
Income tax benefit at federal statutory rate	$(1,404,253)	$(437,374)
State income tax	91,951	1,651,622
Permanent differences	347,084	506,867
Tax credits	(1,642,618)	(1,807,523)
Tax Reform	(348,237)	3,135,891
Other	477,739	—
Change in valuation allowance	795,339	15,948,273
Income tax provision (benefit)	$(1,682,995)	$18,997,756

In accordance with the provisions of ASC 740, a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result of this evaluation, as of December 31, 2017, a valuation allowance of $17.6 million was established because the Company was unable to assert that realization of the deferred tax asset is more likely than not. We maintain that assertion as of December 30, 2018, therefore the valuation allowance remains in place. We recorded an increase to the valuation allowance of $0.5 million for the fiscal year ended December 30, 2018. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income increase or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are summarized as follows:

	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry-forwards	$7,578,965	$8,467,300
Deferred rent expense	743,778	549,540
Start-up costs	5,174	81,962
Tax credit carry-forwards	9,393,552	8,366,915
Interest rate swaps	—	90,112
Sale leaseback deferred gain	344,236	314,598
Share-based compensation	239,016	218,853
Tax depreciation in excess of book	1,727,234	—
Other	486,588	296,721
Total deferred tax assets	20,518,543	18,386,001

Deferred tax liabilities:
Tax depreciation in excess of book	—	881,810
Interest rate swaps	79,616	—
Goodwill amortization in excess of book	3,524,692	2,647,173
Total deferred tax liabilities	3,604,308	3,528,983

Net deferred income tax asset, before valuation allowance	16,914,235	14,857,018
Valuation allowance on net deferred income tax assets	(18,134,322)	(17,616.888)
Net deferred income tax assets (liabilities)	$(1,220,087)	$(2,759,870)

As of December 30, 2018 and December 31, 2017, the Company has available federal net operating loss carryforwards ("NOLs") of approximately $30.8 million and $33.3 million, respectively. These NOLs expire between 2034 and 2036. As of December 30, 2018 and December 31, 2017, the Company has available state NOLs of approximately $22.2 million and $24.2 million, respectively. These NOLs expire between 2026 and 2036. General business tax credits of $9.4 million will expire between 2028 and 2037.

The Company applies the provisions of ASC 740 regarding the accounting for uncertainty in income taxes. There are no amounts recorded on the Company's consolidated financial statements for uncertain positions. The Company classifies all interest and penalties as income tax expense. There are no accrued interest amounts or penalties related to uncertain tax positions as of December 30, 2018.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and is subject to U.S. Federal, state, and local income tax examinations for tax years 2015 through 2017. The Company is not currently under IRS exam for the any fiscal year.

10. OPERATING LEASES

The Company's lease terms generally include renewal options, and frequently require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Total rent expense was $8.9 million and $8.8 million for the fiscal years ended December 30, 2018 and December 31, 2017, respectively.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future minimum lease payments for each of the five years and thereafter for non-cancelable operating leases for existing restaurants with initial or remaining lease terms in excess of one year at December 30, 2018 are summarized as follows:

Year	Amount
2019	$9,114,525
2020	9,079,957
2021	8,478,804
2022	7,710,003
2023	6,792,406
Thereafter	31,450,652
Total	$72,626,347

11. COMMITMENTS AND CONTINGENCIES

Refer to Note 3 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWW royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to contribute an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $7.7 million and $8.3 million in royalty expense for the fiscal years ended December 30, 2018 and December 31, 2017, respectively. Advertising fund and co-op contribution expenses were $5.0 million and $5.4 million for the fiscal years ended December 30, 2018 and December 31, 2017, respectively. Amounts are recorded in other operating costs on the Consolidated Statement of Operations.

The Company is required by its various BWW franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWW has approved. In the past the modernization costs for a restaurant ranged from $0.3 million to $0.8 million depending on an individual restaurant's needs.

401(k) Plan
In 2018 and 2017, the Company had a defined contribution 401(k) plan whereby eligible team members could contribute wages in accordance with the provisions of the plan. For 2018, the plan was converted to a safe harbor plan and, as a result, the Company will make a safe harbor matching contribution equal to 100% of employee salary deferrals that up to 3% of compensation plus 50% of employee salary deferrals between 3% and 5% of compensation. This safe harbor matching contribution is 100% vested. For fiscal 2018, the match amount is $0.3 million. In 2017, the Company determined that no discretionary match would be made.

Legal Proceedings

The Company is subject to ordinary and routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the ordinary course of our business. These claims arise from personal injuries, contract claims, dram shop claims, employment-related claims, and claims from guests or team members alleging injury, illness, or other food quality, health, or operational concerns. The ultimate outcome of any litigation is uncertain. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could materially adversely affect our business, financial condition or results of operations.

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the fiscal years ended December 30, 2018 and December 31, 2017:

	December 30, 2018	December 31, 2017
Loss from continuing operations	$(5,003,924)	$(20,284,151)
Loss from discontinued operations	—	(173,925)
Net loss	$(5,003,924)	$(20,458,076)

Weighted-average shares outstanding	$28,969,221	$26,717,910
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	$28,969,221	$26,717,910

Basic and diluted earnings per common share from continuing operations	$(0.17)	$(0.76)
Basic and diluted earnings per common share from discontinued operations	—	(0.01)
Basic and diluted earnings per common share	$(0.17)	$(0.77)

For the fiscal years ended December 30, 2018 and December 31, 2017, 1,274,839 and 531,000 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

13. SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information
Cash paid for interest was $6.1 million and $6.3 million during the years ended December 30, 2018 and December 31, 2017, respectively. Cash paid for income taxes was $0 and $0 during the years ended December 30, 2018 and December 31, 2017, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities
Noncash investing activities for property and equipment not yet paid as of December 30, 2018 and December 31, 2017, was $0.2 million and $0.1 million, respectively.

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

As of December 30, 2018 and December 31, 2017, respectively, our financial instruments consisted of cash and cash equivalents; including accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

In connection with our impairment review of long-lived assets described in Note 17, we measured the fair value of our asset groups that were not deemed recoverable, based on Level 2 and Level 3 inputs consisting of the fair market value or discounted future cash flows associated with the use and eventual disposition of the asset group. The discounted cash flow method is based on Level 3 inputs consisting primarily of our restaurant forecasts and utilizes forward-looking assumptions and projections, as well as factors impacting long-range plans such as pricing, discount rates and commodity prices.

As of December 30, 2018 and December 31, 2017, our total debt was approximately $102.4 million and $113.9 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the fiscal years ended December 30, 2018 and December 31, 2017, respectively.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$379,126	$—	$379,126
Lease guarantee liability	—	(282,084)	—	(282,084)
Total	$—	$97,042	$—	$97,042

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2017:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset / (Liability) Total
Interest rate swaps	$—	$(429,104)	$—	$(429,104)
Lease guarantee liability	—	(303,006)	—	(303,006)
Total	$—	$(732,110)	$—	$(732,110)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss) ("AOCI"):

Year to Date December 30, 2018
Interest Rate Swaps
Beginning balance	$(283,208)
Gain recorded to other comprehensive income	808,250
Tax expense	(169,728)
Other comprehensive income	638,522
Accumulated AOCI	$355,314

Year to Date December 31, 2017
Interest Rate Swaps
Beginning balance	$(934,222)
Gain recorded to other comprehensive loss	986,385
Tax expense	(335,371)
Other comprehensive income	651,014
Accumulated AOCI	$(283,208)

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Quarters
	April 1, 2018	July 1, 2018	September 30, 2018		December 30, 2018
Revenue	$39,532,957	$37,039,073	$37,491,751		$39,074,438
Operating profit (loss)	1,503,810	294,733	(682,517)	[1]	(1,498,569)	[1]
Loss from continuing operations before income taxes	(109,594)	(1,294,678)	(2,267,016)		(3,015,631)
Net income (loss) from continuing operations	191,829	(1,140,210)	(1,761,372)		(2,294,171)

Basic and diluted earnings (loss) per share from:
Continuing operations	$0.01	$(0.04)	$(0.06)		$(0.07)

Weighted average number of common shares outstanding
Basic and diluted	26,853,724	26,474,297	30,643,240		31,905,623

1 The results for the third and fourth quarter were impacted by an impairment charge $0.9 million and $2.8 million, respectively. See Note 17 for for additional details.

	Fiscal Quarters
	March 26, 2017	June 25, 2017	September 24, 2017	December 31, 2017
Revenue	$44,337,964	$39,934,602	$39,262,940	$41,927,106
Operating profit	2,366,631	721,263	320,479	1,832,355
Income (loss) from continuing operations before income taxes	817,844	(895,903)	(1,476,397)	268,061
Income (loss) from continuing operations	795,580	(291,343)	(543,240)	(20,245,148)	[2]
Income (loss) from discontinued operations	35,540	(117,747)	(15,154)	(76,564)
Net income (loss)	$831,120	$(409,090)	$(558,394)	$(20,321,712)

Basic and diluted earnings (loss) per share from:
Continuing operations	$0.03	$(0.01)	$(0.02)	$(0.76)
Discontinued operations	—	(0.01)	—	—
Basic and diluted earnings (loss) per share	$0.03	$(0.02)	$(0.02)	$(0.76)

Weighted average number of common shares outstanding
Basic and diluted	26,629,974	26,621,421	26,764,776	26,845,643

2 The results for the quarter ended December 31, 2017 were impacted by a charge of $3.1 million as a result of the enactment of the Tax Act and the recording of a valuation allowance of $15.9 million. See Note 9 for for additional details.

17. IMPAIRMENT

We review the carrying value of our long-lived assets on a restaurant-by-restaurant basis when indicators of potential impairment exist. Such indicators include, but are not limited to, significant underperformance relative to expected, historical or projected future operating results; significant negative industry or economic trends; and significant changes in laws and regulations. Given the continued underperformance of certain restaurants we determined impairment indicators existed at December 30, 2018. As such, the Company performed an impairment analysis on its long-lived assets subject to amortization and recorded a fixed asset impairment of $2.8 million related to four underperforming locations. The Company also recorded a fixed asset impairment of $0.9 million related to one underperforming location as of September 30, 2018. The impairment charges were recorded to the extent that the carrying amount of the assets were not considered recoverable based on the estimated discounted cash flows and the underlying fair value of the assets. These charges are reflected in Impairment and loss on asset disposals on the Consolidated Statements of Operations for 2018. The fair values of each of the related assets to determine the impairment were measured using

DIVERSIFIED RESTAURANT HOLDINGS AND SUBSIDIARIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 and Level 3 inputs as described in Note 14. For the fiscal year ended December 31, 2017, no impairment losses were recognized.

We have not closed any of these underperforming restaurants at this time, however, we will continue to evaluate each of these restaurants on a case-by-case basis. Additionally, while we believe that our estimates of fair value are appropriate, we will continue to monitor the asset values of each individual restaurant, and should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

18. SUBSEQUENT EVENTS

On February 22, 2019 we entered in an Asset Purchase Agreement to acquire 9 BWW restaurants in the Chicago, Illinois market for a cash purchase price of approximately $22.5 million. The transaction remains subject to the franchisor waiving its right of first refusal and franchisor consent, among other things. The transaction also remains contingent upon the Company's completion of satisfactory financing.

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

Management assessed the Company's system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 30, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 30, 2018, Diversified Restaurant Holdings, Inc. maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

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

Diversified Restaurant Holdings, Inc.

/s/ David G. Burke	Dated:	April 3, 2019
David G. Burke
Chairman of the Board, President, Chief Executive Officer, and Principal Executive Officer

/s/ Phyllis Knight	Dated:	April 3, 2019
Phyllis Knight
Chief Financial Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Evaluation of Disclosure Controls and Procedures

As of December 30, 2018, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive and principal financial and accounting officers, concluded that our disclosure controls and procedures were effective as of December 30, 2018.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2018. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2018. Refer to the management's report in Item 8 "Consolidated Financial Statements" of this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock by each person known to us to own beneficially more than 5.0% of our outstanding shares of common stock as of March 22, 2019. The title of the class of shares for all owners is $0.0001 par value common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Beneficially Owned (1)
T. Michael Ansley 807 W. Front Street Suite B Traverse City, MI 49684	10,253,557	(2)	30.9%

(1)
The percentages shown are based on the 33,182,875 shares of our common stock outstanding as of March 22, 2019, plus the number of shares that the named person or group has the right to acquire within 60 days of March 22, 2019. For purposes of computing the percentage of outstanding shares of common stock held by each person or group, any shares that the person or group has the right to acquire within 60 days after March 22, 2019 are deemed to be outstanding with respect to such person or group but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

(2)
This includes 2,214,557 shares owned directly by Mr. Ansley, 8,000,000 shares held jointly with his spouse through a family limited liability company, 9,000 shares indirectly owned as custodian for his children’s UGMA accounts (the beneficial ownership of which he disclaims), and options exercisable within 60 days of March 20, 2017 to purchase 30,000 shares at an exercise price of $2.50 per share.

The following table presents information regarding the beneficial ownership of our common stock, as of March 22, 2019, by each of our directors, each of whom is also a nominee for re-election as a director, our executive officers named in the Summary Compensation Table, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Beneficially Owned(1)
T. Michael Ansley°	10,253,557	(2)	30.9%
David G. Burke°	656,939	(3)	2.0%
Jason T. Curtis	1,177,511	(4)	3.5%
Jay A. Dusenberry°	128,730	(5)	*
Philip Friedman°	106,862	(6)	*
Phyllis A. Knight	496,466	(7)	1.5%
David Ligotti°	342,307	(8)	1.0%
Joseph M. Nowicki°	122,651	(9)	*
Roger Lipton°	20,689	(10)	*
Officers and All Directors As a Group (9 persons)	13,305,712	(11)	39.9%

* Less than one percent
° Existing member of the Board

(1)
The percentages shown are based on the 33,182,875 shares of our common stock outstanding as of March 22, 2019, plus the number of shares that the named person or group has the right to acquire within 60 days of March 22, 2019. For purposes of computing the percentage of outstanding shares of common stock held by each person or group, any shares that the person or group has the right to acquire within 60 days after March 22, 2019 are deemed to be outstanding with respect to such person or group but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

(2)
This includes 2,214,557 shares owned directly by Mr. Ansley, 8,000,000 shares held jointly with his spouse through a family limited liability company, 9,000 shares indirectly owned as custodian for his children’s UGMA accounts (the beneficial ownership of which he disclaims), and options exercisable within 60 days of March 22, 2019 to purchase 30,000 shares at an exercise price of $2.50 per share.

(3)
This includes 218,071 shares owned directly by Mr. Burke, 366,667 shares of restricted stock, options exercisable within 60 days of March 22, 2019 to purchase 30,000 shares at an exercise price of $2.50 per share, and 42,201 shares held in his IRA. Shares owned directly include shares acquired pursuant to the issuer's Employee Stock Purchase Plan since last report of common stock ownership.

(4)	This includes 888,956 shares owned directly by Mr. Curtis and 288,555 shares of restricted stock.

(5)
This includes 71,144 shares owned directly by Mr. Dusenberry, 27,586 shares of restricted stock and options exercisable within 60 days of March 22, 2019 to purchase 30,000 shares at an exercise price of $2.50 per share.

(6)
This includes 49,276 shares owned directly by Mr. Friedman, 27,586 shares of restricted stock and options exercisable within 60 days of March 22, 2019 to purchase 30,000 shares at an exercise price of $2.50 per share.

(7)	This includes 215,132 shares currently owned directly by Ms. Knight and 281,334 shares of restricted stock.

(8)	This includes 314,721 shares currently owned directly by Mr. Ligotti and 27,586 shares of restricted stock.

(9)
This includes 43,165 shares currently directly owned by Mr. Nowicki, 27,586 shares of restricted stock, 21,900 shares held jointly with his spouse, and options exercisable within 60 days of March 22, 2019 to purchase 30,000 shares at an exercise price of $2.50 per share.

(10)	This includes 20,689 shares of restricted stock currently owned directly by Mr. Lipton.

(11)	This includes 150,000 shares that such persons have the right to acquire within 60 days of March 22, 2019 pursuant to stock options.

Audit Committee

Our Audit Committee is solely responsible for appointing and reviewing fee arrangements with our independent accountants and approving any non-audit services by our independent accountants. Our Audit Committee reviews and monitors our internal accounting procedures and reviews the scope and results of the annual audit and other services provided by our independent accountants. The Audit Committee is also responsible for overseeing our compliance with legal and regulatory requirements, including our disclosure controls and procedures. Our Audit Committee currently consists of Messrs. Joseph M. Nowicki, Jay Alan Dusenberry, Philip Friedman and Roger Lipton. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the standards of the NASDAQ Stock Market.

We believe that each of the members of the Audit Committee is financially sophisticated and is able to read and understand our consolidated financial statements. The Audit Committee met seven times during 2018. Our Board has determined that Mr. Nowicki is an audit committee financial expert as defined in Item 401 of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a corporate code of ethics that applies to all of our employees, directors and executive officers, including our chief executive officer, chief financial officer and principal accounting officer. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our corporate code of ethics may be obtained, without charge, upon written request to: Secretary, 27680 Franklin Road, Southfield, Michigan 48034. The code of ethics may be reviewed on our website at http://www.diversifiedrestaurantholdings.com/about-us/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10.0% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Executive officers, directors and greater than 10.0% stockholders are also required to furnish us with copies of all forms they file under this section. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations received from our directors and officers, we believe that all reports required to be filed under Section 16(a) for fiscal year 2018 were timely filed.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table summarizes compensation earned by our principal executive officer and our other executive officers for our last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)	Non Equity Incentive Plan Compens-ation ($)(4)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compens-ation ($)	Total ($)
T. Michael Ansley	2018	250,000	—	—		—	—	—	9,000	259,000
Executive Chairman of the Board	2017	250,000	—	—		—	—	—	9,000	259,000

David G. Burke	2018	450,000	—	276,500		—	58,500	—	9,100	794,100
Chief Executive Officer	2017	405,000	35,640	202,500	(3)	—	—	—	9,135	652,275

Jason T. Curtis	2018	261,000	—	253,550		—	23,490	—	9,100	547,140
Chief Operating Officer	2017	261,000	18,792	50,000		—	—	—	9,135	338,927

Phyllis A. Knight	2018	340,000	—	253,550		—	34,000	—	9,100	636,650
Chief Financial Officer	2017	340,000	24,480	183,750		—	—	—	9,135	557,365

(1)    Bonuses paid for 2017 pursuant to the terms of the Performance Bonus Plan and the 2017 Short Term Plan. Bonuses in 2017 were paid in a combination of cash (50%) and DRH stock (50%) valued based upon the closing share price on March 29, 2018 of $1.35 per share. There was no vesting requirement for the shares granted in connection with the 2017 bonus.
(2)    Refer to Note 8 "Share-Based Compensation", in the Notes to our Consolidated Financial Statements, for the relevant assumptions used to determine the valuation of the stock awards.

(3)    Refer to Treatment of Certain Incentive Grants under the Stock Incentive Plan of 2011 below for further details on Mr. Burke's stock awards for 2017.

(4)    The amounts in this column include cash awards paid for 2018 performance pursuant to the terms of the Performance Bonus Plan and the 2018 Short Term Plan.

Employment Agreements

David G. Burke
On May 19, 2016, the Company and Mr. Burke entered into a written employment agreement for an initial three-year term. Pursuant to the employment agreement, Mr. Burke's base salary for the fiscal years ending in 2017 and 2018 was $405,000 and $450,000, respectively. His base salary for the fiscal year ending in 2019 will be determined by the Board of Directors.

During his term of employment, Mr. Burke is eligible to participate in the Company's annual cash bonus plan. In fiscal years 2016, 2017, and 2018, his target bonus opportunity is 40%, 55% and 65% of base salary, respectively. Actual payments will be determined based upon a combination of Company results and individual performance against the applicable performance goals established by the Board.

Mr. Burke was paid a one-time signing bonus in the amount of $100,000 and was granted 100,000 shares of the Company’s common stock within two weeks following the signing date of the employment agreement. The stock award is subject to the terms and conditions of the Company’s Stock Incentive Plan of 2011 and vested and will vest ratably on January 1, 2018, January 1, 2019, and January 1, 2020.

During each year of the initial three-year term of the employment agreement, the Company will recommend to the Compensation Committee that it grant Mr. Burke an equity award of 50,000 shares of restricted stock. The Compensation Committee granted 50,000 shares of restricted stock to Mr. Burke in 2017 and 2018. Each future award will be subject to the terms and conditions of the Company’s Stock Incentive Plan of 2017 or a successor plan, and will vest three years following the date of grant.

Mr. Burke is eligible to participate in the employee benefit plans and programs generally available to the Company's senior executives, including group medical, dental, vision and life insurance, and disability benefits, subject to the terms and conditions of such plans and programs. Mr. Burke is also be entitled to the fringe benefits and perquisites that are made available to other similarly situated executives of the Company, including a car allowance, each in accordance with and subject to the eligibility and other provisions of such plans and programs.

In addition, the employment agreement also provides for certain payments and benefits in the event of a termination of Mr. Burke’s employment under specific circumstances. If, during the term of the employment agreement, his employment is terminated by the Company other than for “cause,” or by Mr. Burke for “good reason” (each as defined in his agreement), he would be entitled to (1) continuation of his base salary at the rate in effect immediately prior to the termination date for 12 months following the termination date, (2) a lump sum payment equal to a pro-rata portion of his annual bonus and (3) continuation of coverage of medical insurance benefits that he would otherwise be eligible to receive as an active employee of the Company for six months following the termination date. In the event of a change in control followed by termination by the Company without “cause” or by Mr. Burke for “good reason” within 12 months of the change of control, Mr. Burke would be entitled to (1) a lump sum payment equal to 1.5 times his annual base salary and target annual bonus for the year in which the termination occurs, and (2) continuation of coverage of medical insurance benefits that he would otherwise be eligible to receive as an active employee of the Company for six months following the termination date.

Mr. Burke’s receipt of the termination payments and benefits described above is contingent upon execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment, and compliance with the restrictive covenants described below.

Pursuant to his employment agreement, Mr. Burke has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and for the 18 month period following his termination of employment for any reason, Mr. Burke has agreed not to (1) compete with the Company, or (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company.

Phyllis A. Knight
The Company and Ms. Knight entered into a written employment agreement on October 20, 2016, for an initial three-year term. Pursuant to the employment agreement, Ms. Knight receives a base salary of $340,000 per year.

During her term of employment, Ms. Knight is eligible to participate in the Company's annual cash bonus plan. In fiscal years 2017 and 2018, her target bonus opportunity was 45% and 50%, respectively, of base salary. Actual payments will be determined based upon a combination of Company results and individual performance against the applicable performance goals established by the Board.

As a signing bonus, Ms. Knight received a grant of 100,000 shares of the Company’s common stock. The stock award is subject to the terms and conditions of the Company’s Stock Incentive Plan and vested and will vest ratably on January 1, 2018, January 1, 2019, and January 1, 2020.

During each year of the initial three-year term of the employment agreement, Ms. Knight will be eligible to receive an annual long-term incentive award of stock, options, or a combination thereof, as determined by the Compensation Committee. Each such award will be subject to the terms and conditions of the Company’s Stock Incentive Plan of 2017 or a successor plan, and will vest three years following the date of grant.

Ms. Knight will be eligible to participate in the employee benefit plans and programs generally available to the Company's senior executives, including group medical, dental, vision and life insurance, and disability benefits, subject to the terms and conditions of such plans and programs. Ms. Knight will also be entitled to the fringe benefits and perquisites that are made available to other similarly situated executives of the Company, including a car allowance, each in accordance with and subject to the eligibility and other provisions of such plans and programs.

In addition, the employment agreement also provides for certain payments and benefits in the event of a termination of Ms. Knight’s employment under specific circumstances. If, during the term of the employment agreement, her employment is terminated by the Company other than for “cause,” or by Ms. Knight for “good reason” (each as defined in her agreement), she would be entitled to (1) continuation of her base salary at the rate in effect immediately prior to the termination date for 12 months following the termination date, (2) a lump sum payment equal to a pro-rata portion of her annual bonus and (3) continuation of coverage of medical insurance benefits that she would otherwise be eligible to receive as an active employee of the Company for twelve months following the termination date. In the event of a change in control followed by termination by the Company without “cause” or by Ms. Knight for “good reason” within 12 months of the change of control, Ms. Knight would be entitled to (1) a lump sum payment equal to 1.0 times her annual base salary and target annual bonus for the year in which the termination occurs, and (2) continuation of coverage of medical insurance benefits that she would otherwise be eligible to receive as an active employee of the Company for six months following the termination date.

Ms. Knight’s receipt of the termination payments and benefits described above is contingent upon execution of a general release of any and all claims arising out of or related to her employment with the Company and the termination of her employment, and compliance with the restrictive covenants described below.

Pursuant to her employment agreement, Ms. Knight has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by her while employed with the Company relating to its business is the Company’s property. In addition, during the term of her employment and for the 24 month period following her termination of employment for any reason, Ms. Knight has agreed not to (1) compete with the Company, or (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company.

Treatment of Certain Incentive Grants under the Stock Incentive Plan of 2011

The Company's Stock Incentive Plan of 2011 (the "2011 Plan") provides that no participant may be awarded incentive awards with respect to more than 100,000 shares of common stock in any calendar year. The 2011 Plan states that the purpose of this provision is to ensure that the 2011 Plan provides performance-based compensation and the provision is to be interpreted, administered and amended if necessary to achieve that purpose.

During 2016, the Board of Directors, upon recommendation of the Compensation Committee, granted 133,333 shares of restricted stock to Mr. Burke. 33,333 shares were granted to Mr. Burke as an annual long-term incentive grant and 100,000 shares were granted to Mr. Burke pursuant to the terms of his Employment Agreement.

The Board of Directors interpreted the 2011 Plan to mean that the annual limit of 100,000 shares applied only if the applicable grant was intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The grant of restricted stock to Mr. Burke was not subject to any performance conditions, but was subject to time-based vesting. The grant of time-vested restricted stock does not qualify as performance-based compensation under Section 162(m) and the Board of Directors understood that grants of time-vested restricted stock could be made in excess of the annual limit of 100,000 shares set forth in the 2011 Plan.

The Board received a demand letter from counsel on behalf of two stockholders alleging that the grants to Mr. Burke in 2016 violated Section 4.2 of the 2011 Plan, among other claims. The Board formed a Special Committee to review the stockholder demand, conduct a thorough investigation into the legal and factual issues implicated by the demand and recommend a course of action. The Special Committee concluded that the demand was without merit. However, solely in the interests of avoiding litigation that the Board determined in its business judgment would not be in the interests of the Company or its shareholders, the Board elected to rescind, and Mr. Burke simultaneously agreed to surrender, the grant of 33,333 shares so that the aggregate number of restricted shares issued to him in 2016 is 100,000.

The Board also determined that the total compensation package approved by the Board, including the stock grant under Mr. Burke’s employment agreement and the 2016 annual stock grant, was appropriate and aligned with stockholders’ interests. Accordingly, based on a recommendation by the Compensation Committee, the Board determined that it was appropriate to return Mr. Burke’s equity compensation to the level it was prior to the action to void and rescind the 33,333 shares of restricted stock and, therefore, effective June 23, 2017, the Board granted Mr. Burke a restricted stock grant with respect to 33,333 shares of restricted stock, which will vest in a single installment on June 23, 2019.

Executive Officer Bonus Compensation

Beginning in 2013, it has been our policy to provide cash bonus awards for eligible executive officers and employees based on predetermined performance goals. We believe that paying such cash awards:

•	promotes the growth, profitability and expense control necessary to accomplish corporate strategic long-term plans;

•	encourages superior results by providing a meaningful incentive; and

•	supports teamwork among employees.

In furtherance of this goal and to provide a structure for awarding cash bonuses, on March 7, 2013, the Board approved a Performance Bonus Plan (the “Bonus Plan”) which is administered by the Compensation Committee. The Bonus Plan is designed to provide an incentive in the form of a cash bonus award to certain key executives of the Company. Under the terms of the Bonus Plan, each calendar year the Compensation Committee (or its designees) will determine within 90 days of January 1 the employees who will participate in the Bonus Plan and the performance goals that those employees must satisfy to earn the target award established by the Compensation Committee.

Performance goals are to be selected by the Compensation Committee based upon one or more of the following performance criteria: (i) financial results for the Company as a whole or as a business unit, such as net earnings or net income (before or after taxes), earnings per share, net revenues, gross revenues, net operating profit (before or after taxes), and earnings before or after taxes, interest, depreciation and/or amortization (EBITDA); and (ii) criteria related to restaurant growth (either in the aggregate or by type of restaurant). The Compensation Committee may also establish individual goals for an employee relating to his or her individual performance or individual/strategic goals for the executive team as a whole. The Compensation Committee has discretion in assessing whether the individual/strategic goals have been met.

Target awards payable under the Bonus Plan are expressed as either a percentage of base salary or a fixed dollar amount. The Compensation Committee must establish in writing a formula for determining the percentage of the target award that may be payable based upon the level of attainment of the performance goals for the year. In establishing the formula, the Compensation Committee may assign different weights to the various performance criteria, and such weights may also differ from employee to employee.

Bonus Plan for Fiscal 2018

On June 12, 2018, the Board, upon recommendation of the Compensation Committee, adopted a Short-Term Incentive Program for the 2018 fiscal year (the “2018 Short Term Plan”), which set out the performance goals for fiscal 2018 under the Bonus Plan. The 2018 Short Term Plan was designed to pay an annual cash bonus to members of the Company’s executive team, with such bonus to be based upon a combination of corporate financial goals (Adjusted EBITDA) and strategic/individual goals. Three named executive officers participated in the 2018 Short Term Plan: Mr. Burke, Mr. Curtis and Ms. Knight. The 2018 target bonus for each of these named executive officers was: Mr. Burke - $292,500, Mr. Curtis - $117,450 and Ms. Knight - $170,000, representing 60.0%, 45.0% and 50.0%, respectively, of each officer's base salary.

80.0% of the performance metrics under the 2018 Short Term Plan were related to the achievement of corporate financial performance (Adjusted EBITDA) and 20.0% of the performance metrics were related to individual/strategic goals. Any performance below the threshold resulted in a payout of 0.0% for the metric and all amounts were capped at 150.0% of target. On February 14, 2019, the Compensation Committee certified that no portion of the Adjusted EBITDA target was achieved, resulting in no payout for the executive team.

With respect to the remaining 20.0% of the performance metrics, the Committee determined that the executive team substantially satisfied the following individual/strategic goals for fiscal 2018 and this component of the performance metrics would be paid at 100% (for a percentage payout of 20%):

•	corporate cost improvement through cost controls;

•	SEC compliance;

•	control of operations - maintaining effective restaurant operations; and

•	a successful equity raise.

Based on the attainment of the performance metrics established in the 2018 Short Term Plan, bonus amounts were paid to our executive officers as follows: Mr. Burke, $58,500, Mr. Curtis, $23,490, and Ms. Knight, $34,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 30, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
T. Michael Ansley	30,000	—	—	$2.50	7/31/2019	—	$—	—	—

David G. Burke	30,000	—	—	$2.50	7/31/2019	33,333(3)	$33,000	—	—
	—	—	—			66,667(4)	$66,000	—	—
	—	—	—			50,000(5)	$49,500	—	—
	—	—	—			50,000(2)	$49,500	—	—
	—	—	—			100,000(6)	$99,000	—	—
	—	—	—			100,000(9)	$99,000	—	—

Jason Curtis	—	—	—			33,333(7)	$33,000	—	—
	—	—	—			22,222(5)	$22,000	—	—
	—	—	—			33,000(2)	$32,670	—	—
	—	—	—			100,000(6)	$99,000	—	—
	—	—	—			100,000(9)	$99,000	—	—

Phyllis A. Knight	—	—	—			66,667(8)	$66,000	—	—
	—	—	—			15,000(5)	$14,850	—	—
	—	—	—			33,000(2)	$32,670	—	—
	—	—	—			100,000(6)	$99,000	—	—
	—	—	—			100,000(9)	$99,000	—	—

(1)
These options became fully vested on July 31, 2013. The Company entered into a Second Amendment to the Stock Option Agreement of 2010 on July 28, 2016 which extended the expiration date of the options from July 31, 2016 to July 31, 2019.

(2)
The shares of restricted stock cliff vest on March 30, 2021. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2017.

(3)
The shares of restricted stock cliff vest on June 23, 2019. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2011.

(4)
The shares of restricted stock vest ratably on January 1, 2019, and January 1, 2020. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2011.

(5)
The shares of restricted stock cliff vest on July 28, 2020. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2017.

(6)	The shares of restricted stock vested on November 29, 2021 in accordance with the Stock Incentive Plan of 2017.

(7)
The shares of restricted stock cliff vest on June 2, 2019. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2011.

(8)
The shares of restricted stock vest ratably on January 1, 2019 and January 1, 2020. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2017.

(9)
The shares of restricted stock cliff vest on November 30, 2021. The shares are subject to additional restrictions on transferability and conditions of forfeiture in accordance with the Stock Incentive Plan of 2017.

Payments in the Event of Termination of Employment or Change in Control

Employment Agreements

For amounts payable to Mr. Burke and Ms. Knight following a termination of employment (including in the event of a change in control), please see "Employment Agreements" above.

Termination of Employment Due to Death or Disability

Rights under the Stock Incentive Plan of 2011

If an executive officer terminates employment due to death or disability, then restricted stock granted to the officer under the Stock Incentive Plan of 2011 will be partially vested. Also, if we terminate an officer's employment other than for cause, then restricted stock granted to the officer under the plan will be partially vested. The number of shares that will be vested is equal to the number of shares granted to the executive officer multiplied by the number of months that have elapsed since the grant date divided by the number of months in the vesting period. Our Compensation Committee also has discretion to accelerate the vesting of restricted stock.

Rights under the Stock Incentive Plan of 2017

If an executive officer terminates employment due to death or disability, then restricted stock granted to the officer under the Stock Incentive Plan of 2017 will be 100% vested. Our Compensation Committee also has discretion to accelerate the vesting of restricted stock.

If an executive officer had terminated employment due to death or disability, or if we had terminated their employment without cause on December 30, 2018, each officer would have become vested in the following number of shares of restricted stock with a value shown below.

Executive Officer	Number of Shares Vested	Value
David G. Burke	114,729	$113,581
Jason Curtis	44,753	44,306
Phyllis A. Knight	59,970	59,371
Total	219,452	$217,258

These amounts assume that the termination occurred on December 30, 2018, the last business day of our 2018 fiscal year, and is an estimate of the value of restricted stock that would be vested upon a termination. The actual amount would only be determined upon a termination of employment.

Change in Control

According to their terms when awarded, shares of restricted stock awarded under the Stock Incentive Plan of 2011 or the Stock Incentive Plan of 2017 become fully vested upon a change in control. A “change in control” is defined in each of the Stock Incentive Plan of 2011 and the Stock Incentive Plan of 2017 as (a) the failure of the continuing directors to constitute a majority of the Board of Directors; (b) the acquisition by any person of ownership of 50.0% or more of our outstanding common stock; (c) a reorganization, merger or consolidation after which our stockholders do not own at least 50.0% of the value and voting power of the outstanding capital stock of the entity surviving the transaction; (d) a liquidation or dissolution, or a sale of all or substantially all of our assets; or (e) any other change in control transaction that is reportable to the SEC under Item 6(e) of Schedule 14A of Regulation 14A issued under the Securities Exchange Act of 1934.

Retirement Benefits

We do not provide a defined benefit pension plan or post-retirement health insurance coverage for our executive officers or other employees. Our executive officers and many of our other employees are eligible to participate in our 401(k) plan. Effective January 1, 2018, to comply with the IRS Safe Harbor Rules, we implemented a matching contribution to our 401(k) plan. For fiscal 2017, there was no discretionary match. For fiscal 2018, the Company will make a safe harbor matching contribution equal to 100% of employee salary deferrals that do not exceed 3% of compensation plus 50% of employee salary deferrals between 3% and 5% of compensation. Mr. Burke participated in our 401(k) plan during 2017 and 2018. Ms. Knight participated in our 401(k) plan during 2018.
Director Compensation for Fiscal 2018

The table below provides information regarding the compensation of our directors for our fiscal year ending December 30, 2018.

Name(1)(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Alan Dusenberry	$42,000	$32,000	—	—	—	—	$74,000
Philip Friedman	$32,000	$32,000	—	—	—	—	$64,000
David Ligotti	$32,000	$32,000	—	—	—	—	$64,000
Joseph M. Nowicki	$47,000	$32,000	—	—	—	—	$79,000
Roger Lipton	$10,667	$28,344	—	—	—	—	$39,011
Gregory J. Stevens	$21,333	$—	—	—	—	—	$21,333

(1)	Compensation information for T. Michael Ansley and David G. Burke is fully reflected in the Summary Compensation Table above and, as such, is not repeated here.

(2)	As of December 30, 2018, each of Messrs. Dusenberry, Friedman, and Nowicki had outstanding options to purchase 30,000 shares of the Company’s common stock.

(3)
Each non-employee director received a restricted stock award of 27,586 shares (prorated for Mr. Lipton) in 2018 following the annual election of directors, to assist the directors in meeting stock ownership guidelines for non-employee directors. The shares will vest on May 24, 2019. Mr. Stevens forfeited his award upon resignation from the board.

On July 31, 2010, each member of the Board then serving was granted options to purchase up to 30,000 shares of our common stock in return for their services as directors at an exercise price of $2.50 per share. The options are fully vested and expire on July 31, 2019. On March 10, 2011, in connection with his appointment to the Board, Philip Friedman was granted options to purchase 30,000 shares on the same terms as the options issued in July 2010.

We review the compensation of our non-employee directors annually and may engage an independent compensation consultant to advise us on appropriate levels of cash and non-cash compensation for our directors. Our Compensation Committee engaged Lockton in 2015 to perform benchmarking of our director compensation program and to provide us with recommendations for cash compensation to be paid to our directors and to the Chairs of our Audit and Compensation Committees, for appropriate levels and types of stock-based compensation and as to appropriate stock ownership guidelines.

The material provisions of the Board's compensation program are as follows:

•	Cash retainer fee of $32,000, paid in quarterly amounts of $8,000 on the last business day of each calendar quarter;

•
A grant of restricted stock with a value of $32,000, to be granted on the date of the annual election of directors, with a one-year vesting period such that the director would be 100% vested on the first anniversary of the grant date;

•	Additional cash payment to the Chair of the Audit Committee in the amount of $15,000, payable in equal quarterly installments on the last business day of each calendar quarter; and

•	Additional cash payment to the Chair of the Compensation Committee in the amount of $10,000, to be payable in equal quarterly installments on the last business day of each calendar quarter.

The Board, has adopted stock ownership guidelines for non-employee directors, equal to three times the amount of the annual cash retainer, which is intended to be met by three annual restricted stock grants.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information About Director Nominees and Executive Officers

Information about our director nominees and executive officers is set forth below. There are no family relationships among any of our directors, nominees for director and executive officers.

Name, Age, and Position with the Company	Has Served As Director Since
Directors Who Are Both Currently Serving and Nominees for Election
T. Michael Ansley, 48, Director, Executive Chairman of the Board	2006
David G. Burke, 47, Director, President and Chief Executive Officer	2006
Jay Alan Dusenberry, 47, Director	2006
Philip Friedman, 72, Director	2011
David Ligotti, 61, Director	2006
Joseph M. Nowicki, 57, Director	2010
Roger Lipton, 78, Director	2018
Executive Officers (Who Are Not Also Directors)
Jason Curtis, 38, Chief Operating Officer, Secretary
Phyllis A. Knight, 56, Chief Financial Officer, Treasurer

Our executive officers are generally appointed each year at the annual meeting of our Board. Their terms of office are at the discretion of our Board.

The factual information below for each director, nominee for election as a director and for each executive officer has been provided by that person. The particular experience, qualifications, attributes or skills that led our Board to conclude that each should serve on our Board, in light of our business and structure, was determined by our Board or independent members of the Board.

T. Michael Ansley currently serves as the Executive Chairman of our Board of Directors. He served as our President, Chief Executive Officer, and Chairman of the Board since our inception in 2006 through October of 2016. The Company's roots can be traced back to 1999 when Mr. Ansley opened his first Buffalo Wild Wings ("BWW") franchise in Sterling Heights, Michigan. Mr. Ansley received a Bachelor of Science degree in business administration from the University of Dayton and currently serves on the Board of Directors of the Michigan Restaurant Association. Mr. Ansley also serves as Chairman, President and Chief Executive Officer of Bagger Dave’s Burger Tavern, Inc.

We believe Mr. Ansley is qualified to serve as a director of the Company due to his extensive experience in restaurant management, operations and development as well as his demonstrated business leadership abilities and long history with the Company as its founder.

David G. Burke currently serves as our President and Chief Executive Officer, positions he assumed in October of 2016. Mr. Burke had previously served as Chief Financial Officer and Treasurer of the Company since March 22, 2010, and has been a member of the Board since our inception. Prior to joining the Company, Mr. Burke was employed by Federal-Mogul Corporation, a leading global supplier of powertrain and safety technologies serving the world's foremost original equipment manufacturers and the worldwide aftermarket, where he held roles of increasing responsibility in finance, marketing, and corporate development. Mr. Burke earned a Bachelor of Science degree in mechanical engineering from the University of Dayton and a Master of Business Administration, with a concentration in finance, from the University of Michigan - Ross School of Business.

We believe Mr. Burke is qualified to serve as a director due to his leadership position as President and Chief Executive Officer of the Company, business acumen, and analytical skills, including a unique proficiency with regard to financial modeling and market analysis.

Jay Alan Dusenberry has been a member of the Board since our inception. Mr. Dusenberry served as our Treasurer from our inception to March 22, 2010. Currently, Mr. Dusenberry is a Vice President of Michigan Metal Coatings. From 2013 to 2017, he

served as Vice President of KAMAX, a fastener technology company for the automotive industry. From 2009 to 2013, he served as a Vice President at Cold Heading Company, a manufacturer of cold-formed fasteners. He received a Bachelor of Science degree in finance from the University of Dayton and a Master of Business Administration degree from the University of Detroit Mercy.
We believe Mr. Dusenberry is qualified to serve as a director due to his 20 years of experience in business leadership positions, including experience as a financial analyst for a health care system and senior administrative roles as a plant manager, director, and vice president in the automotive manufacturing industry.

Philip Friedman was appointed to the Board on March 10, 2011. Mr. Friedman served as Chairman, Chief Executive Officer, and President of McAlister's Corporation, a quick-casual restaurant concept, from 1999 through July 2010. Currently, Mr. Friedman is Chief Executive Officer of Salsarita's Fresh Cantina restaurant chain. Mr. Friedman is also President of P Friedman & Associates Inc., a strategic planning and management consulting company he founded in 1986. Mr. Friedman formerly served on the Boards of the National Restaurant Association and the Mississippi Restaurant Association. He is currently a member of the North Carolina Restaurant and Lodging Association and a former member of the International Franchise Association, the Culinary Institute of America's Society of Fellows and the National Association of Corporate Directors.

We believe Mr. Friedman is qualified to serve as a director because of his extensive franchise and chain restaurant expertise. This expertise is particularly relevant to our business as a franchisee of BWW.

David Ligotti has been a member of the Board since our inception. Mr. Ligotti owns and operates Oakwood Business Services, LLC ("Oakwood"), an accounting, tax, and consulting firm located in Ann Arbor, Michigan. Mr. Ligotti received a Bachelor of Arts degree in political science from Kalamazoo College, a Masters of Business Administration degree, with a major in accounting, from the University of Michigan, and a Master of Science in Taxation degree from Walsh College.

We believe Mr. Ligotti is qualified to serve as a director, as he has been a CPA for more than 30 years and has nearly 30 years of experience in restaurant finance, technology, operation, administration, and accounting.

Joseph M. Nowicki was elected to the Board at the 2010 annual meeting of stockholders. Mr. Nowicki is the Executive Vice President and Chief Financial Officer of Beacon Roofing Supply ("BECN"), a NASDAQ-listed company, a position he assumed on March 25, 2013. At BECN, Mr. Nowicki is responsible for the oversight of finance, credit and investor relations. Mr. Nowicki served as the Chief Financial Officer of Spartan Motors, Inc. (“SPAR”), a NASDAQ-listed specialty vehicle manufacturer based in Charlotte, Michigan from June 30, 2009 to March 22, 2013. Previously, Mr. Nowicki spent approximately 17 years with the Michigan-based furniture manufacturer, Herman Miller, Inc., where he held progressive financial roles, lastly as Vice President, Investor Relations and Treasurer. Before joining Herman Miller, he held several operations and finance positions, including working for IBM and General Motors, and spent several years in public accounting. Mr. Nowicki received a Master of Business Administration from the University of Michigan - Ross School of Business.

We believe Mr. Nowicki is qualified to serve as a director of the Company due to his extensive public company experience and specialized accounting, finance and capital markets expertise.

Roger Lipton joined the Board in September 2018. Mr. Lipton is an investment professional with more than four decades of experience specializing in restaurants and retailers. He earned a B.S. in Mechanical Engineering at Rensselaer Polytechnic Institute and an MBA at Harvard. After working as an auditor with PricewaterhouseCoopers for two years, he began a career on Wall Street, where he focused on the restaurant and franchising industries. He then moved on to build and operate a chain of fast casual restaurants in Canada. He subsequently spent 13 years at Ladenburg, Thalmann & Co., Inc., where he managed the Lipton Research Division, specializing in the restaurant industry. While at Ladenburg, he sponsored an annual restaurant conference for investment professionals. He formed his own firm, Lipton Financial Services, Inc. in 1993 to invest in restaurant and retail companies. Mr. Lipton also serves on the board of Barfly Ventures, operator of the HopCat chain of casual dining restaurants.

We believe Mr. Lipton is qualified to serve as a director of the Company due to his extensive financial and restaurant industry experience.

Executive Officers Who Are Not Also Directors

Mr. Ansley and Mr. Burke are also members of our Board of Directors, and information regarding their business experience is described above. The business experience for Mr. Curtis and Ms. Knight for at least the past five years is summarized below. Our executive officers are generally elected each year at the annual meeting of our Board of Directors that follows the annual meeting of the shareholders. Their terms of office are at the discretion of our Board of Directors.

Jason Curtis is our Chief Operating Officer, a position he assumed at our inception in 2006. Mr. Curtis also serves as our Corporate Secretary. Beginning in 2000, Mr. Curtis worked in positions of increasing responsibility in the restaurant industry, starting at the ground level in the kitchen of a BWW restaurant that is now owned by the Company. In 2002, he became Chief Operating Officer of AMC Group, LLC, the predecessor to AMC Group, Inc. AMC Group, Inc. is now a wholly-owned subsidiary of DRH. Mr. Curtis provides leadership in all aspects of our sports bars and oversees the day to day operations, training and restaurant support. He aligns our operations team on company strategy and continuous improvement initiatives. He also works with support office department heads to foster a culture of community and excellence.

Phyllis A. Knight was appointed Chief Financial Officer and Treasurer in October 2016. Ms. Knight brings more than 30 years of finance, accounting and leadership experience. She has served in several senior executive positions in the manufacturing, home building and mortgage services industries. Ms. Knight most recently served as EVP and CFO of Polar Corporation, the largest tank trailer manufacturing, parts, and service organization in North America. Prior to that Ms. Knight spent eleven years at Champion Enterprises, Inc. and Champion Enterprises Holdings, LLC, the bulk of which as EVP and CFO. At Champion, she directed all finance functions, including strategic planning, Securities and Exchange Commission reporting, treasury, capital markets, investor relations, cash management, risk management, mergers and acquisitions, and IT. A Certified Public Accountant (inactive license), Ms. Knight began her career at KPMG after earning a Bachelor of Arts degree in Accounting from Michigan State University.

Equity Compensation Plan Information

The following table sets forth information, as of December 30, 2018, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	—	N/A	1,241,444
Equity compensation plans not approved by security holders [2]	150,000	$2.50	N/A

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

2 On July 31, 2010, the Company granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options vested ratably over a three-year period and were originally for a term of six years from issuance. On July 28, 2016, the agreement was amended to extend the expiration date of the remaining 180,000 shares to July 31, 2019. During 2018, 30,000 options were forfeited. The options can be exercised at a price of $2.50 per share.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Certain Transactions

We have a written policy requiring that our Audit Committee review and approve related person transactions that involve us and are of the type that are required to be disclosed in our proxy statement by SEC rules. A transaction may be a related person transaction if any of our directors, executive officers, owners of more than 5.0% of our common stock, or their immediate family have a material interest in the transaction and the amount involved exceeds $120,000. The policy authorizes the Audit Committee to approve a related person transaction if it determines that the transaction is at least as favorable to us as would have been expected if the transaction had been with a person who is not related to us, or is in our best interest.

On December 25, 2016, DRH completed a tax-free spin-off (the “Spin-Off”) of its Bagger Dave's business. Specifically, DRH contributed its 100.0% owned entity, AMC Burgers, LLC and certain real estate entities into Bagger Dave's Burger Tavern, Inc., a newly created Nevada corporation ("Bagger Dave's" or "Bagger"), which was then spun-off into a stand-alone, publicly- traded company on the over-the-counter exchange. In connection with the Spin-Off, DRH contributed to Bagger certain assets, liabilities, and employees related to its Bagger Dave's businesses. Intercompany balances due to/from DRH, which included amounts from sales, were contributed to equity. Additionally, DRH contributed $2 million in cash to Bagger to provide working capital for Bagger’s operations and is a guarantor for certain of Bagger's lease obligations.

Further, in conjunction with the Spin-Off, DRH entered into a transition services agreement (the "TSA") with Bagger Dave's pursuant to which DRH provided certain information technology and human resources support, limited accounting support, and other minor administrative functions at no charge. The TSA was intended to assist the discontinued component in efficiently and seamlessly transitioning to stand on its own. Certain provisions of the TSA terminated in December 2017 and the First Amendment to TSA (the "Amended TSA") was entered into effective January 1, 2018. Under the Amended TSA, DRH provides ongoing administrative support to Bagger Dave's in certain areas, including information technology, human resources and real estate, in exchange for a fee based on a rate-per-hour of service. From January 1, 2018 through March 22, 2019, the total amount billed by DRH to Bagger Dave's for administrative services under the TSA was $58,965 and the total payments received and credits applied from Bagger by DRH were $0.

Our Executive Chairman (who is also a member of our board of directors) is also the Chairman of the Board, Chief Executive Officer and President of Bagger Dave's.

Indemnification Agreements

We expect to enter into indemnification agreements with each of our directors and executive officers. Each indemnification agreement will provide that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Director Independence

We employ the NASDAQ Stock Market’s standards for determining the independence of directors. Under these standards, an independent director means a person other than an executive officer or one of our team members or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

For purposes of the NASDAQ Stock Market’s independence standards, the term “family member” means a person’s spouse, parents, children, and siblings, whether by blood, marriage, or adoption, or anyone residing in such person’s home.

The Board has assessed the independence of each non-employee director under the NASDAQ Stock Market’s independence standards set forth above and believes that Messrs. Jay Alan Dusenberry, Philip Friedman, Joseph M. Nowicki and Roger Lipton qualify as independent directors. In making this determination, our Board has concluded that none of the independent directors has a relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The other directors would not qualify as independent due to their employment by us or due to their receipt of certain fees or compensation from us.

Disclosure Controls, Governance, and Nominating Functions

The Board has determined that the governance and disclosure control functions are best suited to participation of the full Board. These functions are to: (i) ensure that all disclosures made by the Company to its stockholders or the investment community fairly present the Company’s financial condition and the results of operations in all material respects and such disclosures are accurate, complete, and timely made as required by applicable laws and any applicable stock exchange requirements; and (ii) advise and make recommendations to the Board with respect to corporate governance principles and practices.

The Board has also adopted resolutions authorizing and directing the independent members of the Board, to recommend qualified candidates to the Board for election as directors of the Company, including the slate of directors that the Board proposes for election by stockholders at the annual meetings and candidates to fill vacancies occurring between annual meetings.

The independent directors use an informal process to identify potential candidates for nomination as directors. Candidates for nomination have been recommended by an executive officer or director and considered by the independent directors and the Board. Generally, candidates have been persons who have been known to one or more of our Board members. The independent directors have not adopted specific minimum qualifications that they believe must be met by a person they recommend for nomination as a director. In evaluating candidates for nomination, the independent directors will consider the factors they believe to be appropriate. These factors would generally include the candidate’s personal and professional integrity, business judgment, relevant experience and skills, and potential to be an effective director in conjunction with the rest of our Board in collectively serving the long-term interests of our stockholders. We do not have a specific policy relating to the consideration of diversity in identifying director candidates. However, the independent directors consider the diversity of our Board when identifying director candidates. The amount of consideration given to diversity varies with the independent directors’ determination of whether we would benefit from expanding the Board’s diversity in a particular area. We believe this policy has been effective in identifying candidates with the diverse business experience necessary to lead our Company.

Although the independent directors have the authority to retain a search firm to assist it in identifying director candidates, there has, to date, been no need to employ a search firm. The Board does not evaluate potential nominees for director differently based on whether they are recommended by a stockholder.

To nominate a candidate for election to the Board of Directors, a stockholder of record must (i) provide a written notice of nomination to the Secretary of the Company, not less than 90 days nor more than 120 days prior to the first anniversary of the date of the prior year’s annual meeting of stockholders, or (ii) in the case of the nomination of a person for election to the Board of Directors at a special meeting of stockholders, no earlier than 120 days prior to and no less than the later of (a) 90 days prior to such special meeting or (b) the tenth day following the day on which the notice of such special meeting, with certain limited exceptions spelled out in the bylaws. The notice of nomination must set forth (i) the name and record address of the stockholder proposing to make nominations, as they appear on the Company’s books, (ii) the class and number of shares of stock held of record and beneficially owned by such stockholder and/or such beneficial owner, (iii) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to propose such nomination, (iv) all information regarding each stockholder nominee that would be required to be set forth in a definitive proxy statement filed with the Securities and Exchange Commission pursuant to Section 14 of the Exchange Act, and the written consent of each stockholder nominee to being named in a proxy statement as a nominee and to serve if elected, and (v) all other information that would be required to be filed with the Securities and Exchange Commission if the person proposing such nominations were a participant in a solicitation subject to Section 14 of the Exchange Act. The Company may require any stockholder nominee to furnish such other information as it may reasonably require in order to determine the eligibility of the stockholder nominee to serve as a director of the Company. The person presiding over the meeting may, if the facts warrant, disregard any proposed nomination of a stockholder nominee that was not made in accordance with the foregoing procedures.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table shows the fees for audit and other professional services provided to us by BDO in 2018 and 2017.

Services
	December 30, 2018	December 31, 2017
Audit Fees (1)	$265,000	$228,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	78,870	139,630
All Other Fees (4)	—	—
Total audit and non-audit fees	$343,870	$367,630

(1)
“Audit Fees” include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and for review of financial statements included in our quarterly reports on Form 10-Q. These fees also cover other services that are normally provided by the independent accountants in connection with documents to be filed with the SEC.

(2)	“Audit-Related Fees” consist of fees billed for professional services rendered related to the performance of the audit or review that are not otherwise reported under Audit Fees.

(3)	“Tax Fees” consist of fees billed for professional services rendered in connection with tax compliance, tax advice and tax planning.

(4)	“All Other Fees” consist of fees billed for professional services rendered that are not otherwise reported above.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company’s Audit Committee pre-approves all audit and non-audit services provided by the independent auditor prior to the engagement of the independent auditor with respect to such services. The Company’s independent auditor may be engaged to provide non-audit services only after the appointed auditor has first considered the proposed engagement and has determined, in each instance, that the proposed services are not prohibited by applicable regulations and that the auditor’s independence will not be materially impaired as a result of having provided these services. In making this determination, the Audit Committee takes into consideration whether a reasonable investor, knowing all relevant facts and circumstances, would conclude that the auditor’s exercise of objective and impartial judgment on all issues encompassed within the auditor’s engagement would be materially impaired. All services provided by the Company’s independent auditor in 2018 and 2017 were pre-approved by the Audit Committee or its Chairman in accordance with the Company’s policy.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Diversified Restaurant Holdings and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm — BDO USA, LLP

•	Report by Diversified Restaurant Holdings, Inc.’s Management on Internal Control Over Financial Reporting

•	Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017

•	Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2018 and December 31, 2017

•	Consolidated Statements of Comprehensive Loss for the Fiscal Years Ended December 30, 2018 and December 31, 2017

•	Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 30, 2018, and December 31, 2017

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2018 and December 31, 2017

•	Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the report of independent registered public accounting firm listed above are contained in Item 8 of this report.

(2) Financial Statement Schedules

Not applicable

(b) Index to Exhibits required by Item 601 of Regulation S-K:

The Exhibit Index preceding the Signatures Page hereto is incorporated by reference under this item.

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

10.2	Amendment to Buffalo Wild Wings Area Development Agreement dated December 27, 2003 (incorporated by reference to Exhibit 10.12 of our Form 10-Q filed November 12, 2010)
10.3	Amendment to Buffalo Wild Wings Area Development Agreement dated March 20, 2007 (incorporated by reference to Exhibit 10.5 of our Form 10-Q filed November 12, 2010)
10.4	Amendment to Buffalo Wild Wings Area Development Agreement dated November 5, 2007 (incorporated by reference to Exhibit 10.6 of our Form 10-Q filed November 12, 2010)
10.5	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 5, 2010)*
10.6	Diversified Restaurant Holdings, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 11, 2013)*
10.7	2013 Diversified Restaurant Holdings, Inc. Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 of our Form 8-K filed March 11, 2013)*
10.8	$77.0M Senior Secured Credit Facility with RBS Citizens, N.A., as administrative agent, dated December 16, 2014 (incorporated by reference to Exhibit 10.13 of our Form 10-K, filed March 13, 2015)
10.9	Amendment to Area Development Agreement, dated August 13, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 19, 2015)
10.10	Second Amended and Restated Credit Agreement dated June 29, 2015 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 1, 2015)

10.11	Employment Agreement between Diversified Restaurant Holdings, Inc. and David G. Burke, dated May 19, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed May 24, 2016)*
10.12	Form of Second Amendment to the Diversified Restaurant Holdings, Inc. Stock Option Agreement of 2010 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed July 29, 2016)
10.13	Employment Agreement between Diversified Restaurant Holdings, Inc. and Phyllis A. Knight, dated October 20, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed October 24, 2016)*
10.14	Transitional Services Agreement, dated as of December 23, 2016 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 29, 2016)
10.15	Amendment No. 4 to Credit Agreement and Limited Consent, dated as of December 23, 2016 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed December 29, 2016)
10.16	Amendment No. 6 to Credit Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 10.1 of our Form 8-K, filed July 7, 2017)
10.17	Amendment No. 7 to Credit Agreement and Limited Consent, dated as of February 28, 2018 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed March 5, 2018)
10.18	Asset Purchase Agreement, dated as of February 23, 2019
21.0	Subsidiaries of Diversified Restaurant Holdings, Inc.
23	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
*	Management contract or compensatory plan

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2019

DIVERSIFIED RESTAURANT HOLDINGS, INC.

By:	/s/ David G. Burke
David G. Burke
President, Chief Executive Officer, Director
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David G. Burke	Dated:	April 3, 2019
David G. Burke President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Phyllis A. Knight	Dated:	April 3, 2019
Phyllis A. Knight Treasurer, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ T. Michael Ansley	Dated:	April 3, 2019
T. Michael Ansley Executive Chairman of the Board of Directors

/s/ Jay Alan Dusenberry	Dated:	April 3, 2019
Jay Alan Dusenberry Director

/s/ David Ligotti	Dated:	April 3, 2019
David Ligotti Director

/s/ Roger Lipton	Dated:	April 3, 2019
Roger Lipton Director

/s/ Joseph M. Nowicki	Dated:	April 3, 2019
Joseph M. Nowicki Director

/s/ Philip Friedman	Dated:	April 3, 2019
Philip Friedman Director