Form 10-Q
period 2019-03-31
Diversified Restaurant Holdings, Inc.
filed 2019-05-09
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  000-53577

DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-0606420
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

27680 Franklin Road Southfield, Michigan	48034
Address of principal executive offices	Zip Code

Registrant’s telephone number: (833) 374-7282

No change
Former name, former address and former fiscal year, if changed since last report

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
[ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	SAUC	The NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,214,834 shares of $.0001 par value common stock outstanding as of May 7, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	March 31, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$6,506,938	$5,364,014
Accounts receivable	328,914	654,322
Inventory	1,505,609	1,526,779
Prepaid and other assets	391,621	556,480
Total current assets	8,733,082	8,101,595

Property and equipment, net	32,458,202	34,423,345
Operating lease right-of-use assets	50,767,942	52,303,764
Intangible assets, net	2,085,460	2,106,489
Goodwill	50,097,081	50,097,081
Other long-term assets	289,046	408,761
Total assets	$144,430,813	$147,441,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,338,999	$4,273,133
Accrued compensation	2,802,803	1,830,415
Other accrued liabilities	3,235,999	2,821,235
Current portion of long-term debt	11,494,830	11,515,093
Current portion of operating lease liabilities	6,190,122	6,670,227
Total current liabilities	28,062,753	27,110,103

Operating lease liabilities, less current portion	47,897,014	48,956,491
Deferred income taxes	1,177,039	1,220,087
Other long-term liabilities	321,454	343,075
Long-term debt, less current portion	88,027,975	90,907,537
Total liabilities	165,486,235	168,537,293

Commitments and contingencies (Notes 2, 9 and 10)

Stockholders’ deficit:
Common stock - $0.0001 par value; 100,000,000 shares authorized; 33,215,584 and 33,200,708, respectively, issued and outstanding	3,188	3,182
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	27,192,077	27,021,517
Accumulated other comprehensive income	114,338	355,293
Accumulated deficit	(48,365,025)	(48,476,250)
Total stockholders’ deficit	(21,055,422)	(21,096,258)

Total liabilities and stockholders’ deficit	$144,430,813	$147,441,035
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue	$40,568,084	$39,532,957

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,684,395	11,132,377
Compensation costs	10,906,293	10,164,655
Occupancy costs	2,938,054	2,943,840
Other operating costs	8,688,161	8,393,955
General and administrative expenses	2,239,947	2,253,928
Depreciation and amortization	2,565,370	3,166,500
Loss on asset disposal	8,385	5,851
Total operating expenses	39,030,605	38,061,106

Operating profit	1,537,479	1,471,851

Interest expense	(1,505,335)	(1,646,044)
Other income, net	40,054	32,640
Income (loss) before income taxes	72,198	(141,553)

Income tax benefit (expense)	(16,757)	301,423
Net Income	$55,441	$159,870

Basic and diluted earnings per share	$—	$0.01

Weighted average number of common shares outstanding:
Basic and diluted	31,925,521	26,853,724
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

Net Income	$55,441	$159,870

Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of tax of $49,223 and ($23,015), respectively.	(185,171)	708,342
Comprehensive income (loss)	$(129,730)	$868,212

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)

Adoption of ASU 2016-02 (Note 1)	—	—	—	—	1,395,492	1,395,492

Issuance of restricted shares	216,500	—	—	—	—	—

Forfeitures of restricted shares	(4,585)	—	—	—	—	—

Shares effectively repurchased for required withholding taxes	(29,924)	(3)	(43,614)	—	—	(43,617)

Employee stock purchase plan	14,374	1	18,973	—	—	18,974

Share-based compensation	81,024	20	234,738	—	—	234,758

Other comprehensive income	—	—	—	708,342	—	708,342

Net income	—	—	—	—	159,870	159,870

Balances - April 1, 2018	27,136,514	$2,643	$21,986,499	$425,134	$(43,169,092)	$(20,754,816)

Balances - December 30, 2018	33,200,708	$3,182	$27,021,517	$355,293	$(48,476,250)	$(21,096,258)

Adoption of ASU 2018-02 (Note 1)	—	—	—	(55,784)	55,784	—

Forfeitures of restricted shares	(500)	—	—	—	—	—

Shares effectively repurchased for required withholding taxes	(17,458)	(2)	(25,907)	—	—	(25,909)

Employee stock purchase plan	32,834	3	28,134	—	—	28,137

Share-based compensation	—	5	168,333	—	—	168,338

Other comprehensive loss	—	—	—	(185,171)	—	(185,171)

Net income	—	—	—	—	55,441	55,441

Balances - March 31, 2019	33,215,584	$3,188	$27,192,077	$114,338	$(48,365,025)	$(21,055,422)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities
Net income	$55,441	$159,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,565,370	3,166,500
Amortization of operating lease assets	1,535,822	1,566,916
Amortization of debt discount and loan fees	64,080	72,434
Loss on asset disposals	8,385	5,851
Share-based compensation	168,338	234,758
Deferred income taxes	6,175	(301,423)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	325,408	358,167
Inventory	21,171	(2,937)
Prepaid and other assets	107,230	(38,763)
Other long-term assets	(57,050)	—
Accounts payable	85,155	(1,325,034)
Operating lease liabilities	(1,539,582)	(1,581,449)
Accrued liabilities	1,365,530	1,187,397
Net cash provided by operating activities	4,711,473	3,502,287

Cash flows from investing activities
Purchases of property and equipment	(606,872)	(500,647)
Net cash used in investing activities	(606,872)	(500,647)

Cash flows from financing activities
Repayments of long-term debt	(2,963,905)	(2,879,156)
Proceeds from employee stock purchase plan	28,137	18,974
Tax withholdings for restricted stock	(25,909)	(43,617)
Net cash used in financing activities	(2,961,677)	(2,903,799)

Net increase in cash and cash equivalents	1,142,924	97,841

Cash and cash equivalents, beginning of period	5,364,014	4,371,156

Cash and cash equivalents, end of period	$6,506,938	$4,468,997

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.         NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Diversified Restaurant Holdings, Inc. (“DRH,” the "Company," "us," "our" or "we") is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment.

DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana).

Basis of Presentation

The consolidated financial statements as of March 31, 2019 and December 30, 2018, and for the three-month periods ended March 31, 2019 and April 1, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of March 31, 2019 and for the three-month periods ended March 31, 2019 and April 1, 2018 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 30, 2018 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, which is included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three-month periods ended March 31, 2019 and April 1, 2018 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 29, 2019.

Certain prior year amounts have been reclassified for consistency with the current year presentation.

Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Since December 30, 2018, there has been one significant change in our accounting policies related to the implementation of ASU No. 2016-02, Leases, which is presented below and in Note 9.

Going Concern

As further discussed in Note 6, the Company has approximately $99.5 million of debt outstanding under its $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Credit Facility”) with a maturity date of June 29, 2020. The debt agreement contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR") which were reset pursuant an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the agreement.

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

As of March 31, 2019, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants in the third quarter.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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
Nature of Goods Sold
DRH earns revenue through sales of food, beverages and merchandise, and redemptions of gift cards by our customers. These sales occur through multiple channels, such as in-restaurant, call-in, online (web-based) and via third party delivery services.
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

DRH has two types of sales transactions, transactions without loyalty attachment and transactions with loyalty attachment. Transactions without loyalty attachment require no allocation of the transaction price, because the price is observable and fixed based on the menu. Transactions with loyalty attachment have two performance obligations: 1) providing the purchased food, beverages and/or merchandise to the customer and, 2) redeeming awarded loyalty points for food, beverages or merchandise in the future. In loyalty related transactions the price is allocated to the products sold and the points issued. Revenue related to loyalty points that may be redeemed in the future is deferred, net of estimated breakage, until such loyalty points are redeemed. The accrued loyalty liability balance is reflected in Note 5.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue

Product	Three Months Ended March 31, 2019	Three Months Ended April 1, 2018
Food	$34,023,662	$33,007,708
Alcohol	6,544,422	6,525,249
Total	$40,568,084	$39,532,957

Recent Accounting Pronouncements

We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires the lessee to recognize a lease asset and liability for lease arrangements longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new standard as of December 31, 2018 using the modified retrospective approach. The Company has adjusted comparative periods and has elected the package of practical expedients which allows it to not reassess whether a contract is or contains a lease, lease classification, and initial direct costs. The adoption of ASU 2016-02 materially impacted our consolidated financial statements by significantly increasing our non-current assets and liabilities on our consolidated balance sheets in order to record the right-of-use ("ROU") assets and related lease liabilities for our operating leases. We lease all of our restaurant properties under operating leases. The adoption of the standard does not have a material impact on our Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows.

In conjunction with our adoption of the new lease accounting standard, certain line items have been adjusted on our opening balance sheets as of January 1, 2018 and December 31, 2018 to conform to the current period presentation. As of January 1, 2018, the line items impacted and adjustments consist of: the addition of $50.0 million in ROU assets, $6.3 million in current operating lease liabilities, $46.9 million in non-current operating lease liabilities, and $1.4 million in retained earnings; and the removal of $0.1 million of intangible assets, $2.6 million in deferred rent, $0.5 million of unfavorable operating lease liabilities, and $1.5 million in deferred gains associated with prior sale leaseback transactions. As of December 31, 2018, the line items impacted and adjustments consist of: the addition of $52.3 million in ROU assets, $6.7 million in current operating lease liabilities, $49.0 million in non-current operating lease liabilities, and $1.3 million in retained earnings; and the removal of $0.1 million of intangible assets, $2.8 million in deferred rent, $0.4 million of unfavorable operating lease liabilities, and $1.4 million in deferred gains associated with prior sale leaseback transactions. Additionally, the Consolidated Statement of Operations for the three-month period ended April 1, 2018, reflects an increase in general and administrative expense of approximately $32,000. Refer to Note 9 for further details.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provided financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) was recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-02 effective December 31, 2018, and elected to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income (Loss) to retained earnings. Adoption did not have a material impact on the Company's consolidated financial statements.

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

The requirements for these standards relating to Topic 606 were effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2014-09 effective as of January 1, 2018, using the modified retrospective transition method to all existing contracts that were not substantially completed at the adoption date. We finalized our analysis and the adoption of ASU 2014-09 which did not have a material impact on the timing or amount of revenue recognized as compared to the Company's previous revenue recognition practices.

2.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). After the Spin-Off, the Company remains involved with certain activities that result in Bagger Dave’s being considered a Variable Interest Entity ("VIE"). This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although our Executive Chairman is currently also on Bagger Dave’s board, there are no agreements in place that require him to vote in the interests of the Company, as he does not represent the Company in his capacity as a Bagger Dave’s director. As a result, the Company does not consolidate the VIE.

Lease Guarantees

At March 31, 2019, the Company is a guarantor for 9 leases, three of which have been re-leased to unaffiliated parties. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon the Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability. As of March 31, 2019 and December 30, 2018, the liability is $0.3 million, and it is included in other liabilities on the Consolidated Balance Sheet. Prior to the Spin-Off, no liability had been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of March 31, 2019 and December 30, 2018, no loss under the guarantees was probable because all of the Bagger Dave's restaurants subject to the guaranteed leases are either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.3 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of March 31, 2019. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 11 months to 11 years as of March 31, 2019. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

The following table discloses the guarantee expiration of all Bagger Dave's leases that include a guarantee by the Company as of March 31, 2019:

Guarantee Expiration	Future guaranteed lease payments
Less than six years	$1,002,437
Six to eleven years	6,291,391
Total	$7,293,828

3.          PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	March 31, 2019	December 30, 2018
Equipment	$28,134,184	$27,541,376
Furniture and fixtures	6,747,121	6,742,523
Leasehold improvements	57,443,511	57,344,678
Restaurant construction in progress	219,070	439,321
Total	92,543,886	92,067,898
Less accumulated depreciation	(60,085,684)	(57,644,553)
Property and equipment, net	$32,458,202	$34,423,345

We are currently monitoring several restaurants with regard to the valuation of the property and equipment. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2019	December 30, 2018
Amortized intangible assets
Franchise fees	$1,305,642	$1,305,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Total	1,384,702	1,384,702
Less accumulated amortization	(555,569)	(534,540)
Total amortized intangible assets, net	829,133	850,162

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,085,460	$2,106,489

Amortization expense was $21,029 and $20,805 for the three-month periods ended March 31, 2019 and April 1, 2018, respectively.

The aggregate weighted-average amortization period for intangible assets is 7.7 years at March 31, 2019.

5.    OTHER ACCRUED LIABILITIES

	March 31, 2019	December 30, 2018
Sales tax payable	$1,060,084	$940,165
Accrued interest	429,564	484,535
Accrued royalty fees	165,460	173,189
Accrued property taxes	488,431	224,865
Accrued loyalty rewards	944,235	847,434
Other	148,225	151,047
Total other accrued liabilities	$3,235,999	$2,821,235

6.           DEBT

Debt consists of the following obligations:

	March 31, 2019	December 30, 2018
$120.0 million term loan - the rate at March 31, 2019 and December 30, 2018 was 5.99% and 5.85%, respectively.	$77,198,616	$79,698,616
$30.0 million development line of credit, converted to the DF Term Loan in December 2016 and June 2018. The rate at March 31, 2019 and December 30, 2018 was 5.99% and 5.85%, respectively.	17,647,354	18,111,259
$5.0 million revolving line of credit - the rate at March 31, 2019 and December 30, 2018 was 6.00% and 6.01%, respectively.	5,000,000	5,000,000
Unamortized discount and debt issuance costs	(323,165)	(387,245)
Total debt	99,522,805	102,422,630

Less current portion	(11,494,830)	(11,515,093)
Long-term debt, net of current portion	$88,027,975	$90,907,537

On June 29, 2015, the Company entered into a five year $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens Bank, N.A. (the “Credit Facility”) with a senior lien on all the Company’s personal property and fixtures. The

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility initially consisted of a $120.0 million term loan (the “Term Loan”), a $30.0 million development line of credit (the “DLOC”) and a $5.0 million revolving line of credit (the “RLOC”).

On December 23, 2016, the Company amended the Credit Facility (the "December 2016 Amendment") for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to a development facility term loan (the “DF Term Loan” and, together with the Term Loan, the "Term Loans"), (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018. Upon the maturity of the DLOC on June 29, 2018, the amount outstanding under the DLOC was added to the existing DF Term Loan.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of March 31, 2019 and December 30, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the term debt are recorded as debt discount. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $323,165 and $387,245 at March 31, 2019 and December 30, 2018, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended March 31, 2019 and April 1, 2018 interest expense was $1.5 million and $1.6 million, respectively.

The Credit Facility agreement contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio ("DSCR") and a maximum permitted lease adjusted leverage ratio ("LALR") which were reset pursuant to an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the Credit Facility agreement.

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

As of March 31, 2019, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants beginning in the third quarter of 2019. Unless we obtain a waiver for, or amendment of the financial covenants prior to being out of compliance, which requires that lenders representing at least 50.1% of the outstanding principal amount are in agreement, failure to comply with the financial covenants would represent an event of default under the Credit Facility agreement, as amended, and would allow the lenders to accelerate repayment of the debt.

At March 31, 2019, the Company has three interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. The fair value of the derivative assets and liabilities are included in other long-term assets and other long-term liabilities on the Consolidated Balance Sheets, respectively. See Note 13 for additional information pertaining to interest rate swaps.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair value of derivative instruments designated as cash flow hedges which were outstanding:

			March 31, 2019
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$190,476	$166	$—
January 2015	1.8%	December 2019	24,345,238	95,905	—
August 2015	2.3%	June 2020	58,560,119	48,661	—
Total			$83,095,833	$144,732	$—

			December 30, 2018
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$761,905	$1,689	$—
January 2015	1.8%	December 2019	25,809,524	152,011	—
August 2015	2.3%	June 2020	58,930,655	225,426	—
Total			$85,502,084	$379,126	$—

7.            SHARE-BASED COMPENSATION

Restricted share awards

The Company's Stock Incentive Plan of 2017 authorizes a total of 2,500,000 shares of common stock for issuance as incentive awards.

For the three-months ended March 31, 2019, no restricted shares were issued. For the three-month period ended April 1, 2018, restricted shares were issued to certain team members under the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $1.35. Based on the standard form of Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Company's Compensation Committee. Upon vesting, the Company withholds shares to cover the minimum withholding requirement, unless the recipient opts out. Unrecognized share-based compensation expense of $1.0 million at March 31, 2019 will be recognized over the remaining weighted-average vesting period of 2.7 years. The total grant date fair value of shares vested during the three-month periods ended March 31, 2019 and April 1, 2018, was $0.1 million each. Under the Stock Incentive Plan of 2017, there were 1.3 million shares available for future awards at March 31, 2019.

The following table presents the restricted stock transactions during the three-month period ended March 31, 2019:

Number of Restricted Stock Shares
Unvested, December 30, 2018	1,274,839
Granted	—
Vested	(52,375)
Vested shares tax portion	(17,458)
Expired/Forfeited	(500)
Unvested, March 31, 2019	1,204,506

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

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At March 31, 2019, 150,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both March 31, 2019 and April 1, 2018.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the three-months ended March 31, 2019 and April 1, 2018, the Company issued 32,834 and 14,374 shares, respectively. Under the ESPP, there were 43,080 shares available for future purchase at March 31, 2019.

Share-based compensation

Share-based compensation of $0.2 million was recognized during both three-month periods ended March 31, 2019 and April 1, 2018, as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Deficit to reflect the grant date fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of March 31, 2019. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The effective income tax provision (benefit) rate was 23.2% and (212.9)% for the three-month periods ended March 31, 2019 and April 1, 2018, respectively. The change in the effective income tax rate for the three months ended March 31, 2019 compared with the three months ended April 1, 2018 is primarily attributable to the difference in income before taxes and the full year earnings expectation.

In accordance with the provisions of ASC 740, a valuation allowance was established as of December 31, 2017, for the deferred tax assets of the Company, and remains in place as of March 31, 2019. On a quarterly basis, the Company evaluates the recoverability of the deferred tax asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment.

9.           LEASES

General Lease Information

As of March 31, 2019, we operated 64 Company-owned restaurants, all of which are leased properties. Our restaurants range in size from approximately 5,300 square feet to 13,500 square feet with the majority of our restaurants located in stand-alone buildings and/or end-cap positions in strip malls, with a few being in strip mall in-line positions. The Company's initial restaurant lease terms range from 10-20 years and frequently require us to pay variable lease costs, which include a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Typically, our restaurant operating lease renewal options allow us to extend the lease terms for periods of five to 10 years, though the options are not recognized in the ROU assets or lease liabilities. Some restaurant leases provide for contingent rental payments payable only when sales exceed certain thresholds. The sales thresholds were not met and no contingent rental payments were incurred during the three-month periods ended March 31, 2019 and April 1, 2018. Most of our real estate leases incorporate incremental rent increases based on the passage of time.

An election was made by the Company to not account for short-term leases of 12 months or less on the balance sheet.

Leases Not Yet Commenced

The Company entered in to a new lease agreement for its corporate headquarters in Troy, Michigan on February 11, 2019. The lease commences on May 1, 2019, or when build out of the space is complete. The initial lease term is 7 years and 9 months, inclusive of a free rent period.

Significant Assumptions and Judgments

Allocation of consideration - The Company has non-real estate leases that contain both a service component and equipment. In most cases, the Company has obtained stand-alone pricing from our vendors for the restaurant equipment that is leased in order to allocate the contract consideration between the lease and non-lease components.

Discount rate - The Company does not know the rate implicit in its leases and, as a result, we use our estimated incremental borrowing rate. The estimated rate is based on a risk free rate plus a risk-adjusted margin. We believe that this rate is indicative of a fully-collateralized borrowing rate that would have been used in the particular circumstances of our leases.

Amounts Recognized in the Financial Statements

	Three Months Ended
	March 31, 2019	April 1, 2018
Lease cost:
Operating lease cost	$2,357,820	$2,311,541
Variable lease cost	717,376	684,578
Sublease income	(61,100)	(24,563)
Total lease cost	$3,014,096	$2,971,556

Supplemental information:
Cash paid for operating lease liabilities	$2,389,530	$2,348,105
ROU assets obtained in exchange for new operating lease liabilities (1)	$—	$50,464,127
Weighted-average remaining lease term - operating leases	9.3 Years	9.8 Years
Weighted-average discount rate - operating leases	6.0%	6.0%
(1)Amounts for the three months ended April 1, 2018 include the transition adjustment for the adoption of ASU 2016-02 discussed in Note 1

Scheduled future undiscounted minimum lease payments for each of the next five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at March 31, 2019 are summarized as follows:

Year	Amount
Remainder of 2019	$6,990,881
2020	9,297,725
2021	8,696,402
2022	7,913,344
2023	6,996,589
Thereafter	32,429,990
Total lease payments	72,324,931
Less: imputed interest	(18,237,795)
Present value of lease liabilities	$54,087,136

10.           COMMITMENTS AND CONTINGENCIES

Refer to Note 2 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWW royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $2.0 million in royalty expense for both of the three-month periods ended March 31, 2019 and April 1, 2018. Advertising fund contribution expenses were $1.3 million for both of the three-month periods ended March 31, 2019 and April 1, 2018. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

The Company is required by its various BWW franchise agreements to modernize the restaurants during the term of the agreements. The individual agreements generally require improvements between the fifth and tenth year to meet the most current design model that BWW has approved. In the past, the modernization costs for a restaurant ranged from $50,000 to $1.3 million depending on an individual restaurant's needs.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 31, 2019 and April 1, 2018:

	Three months ended
	March 31, 2019	April 1, 2018
Net Income	$55,441	$159,870

Weighted-average shares outstanding	31,925,521	26,853,724
Effect of dilutive securities	299,490	—
Weighted-average shares outstanding - assuming dilution	32,225,011	26,853,724

Earnings per common share	$—	$0.01

Earnings per common share - assuming dilution	$—	$0.01

During the three month periods ended March 31, 2019 and April 1, 2018, 905,016 and 670,918 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

During the three month periods ended March 31, 2019 and April 1, 2018, 150,000 and 180,000 options, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.5 million during both three-month periods ended March 31, 2019 and April 1, 2018.

Cash paid for income taxes was $10,582 and $0, during the three-month periods ended March 31, 2019 and April 1, 2018, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Non-cash investing activities for property and equipment not yet paid as of both March 31, 2019 and April 1, 2018, was $0.1 million.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and December 30, 2018, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

The fair value of our interest rate swaps is determined based on valuation models, which utilize quoted interest rate curves to calculate the forward value and then discount the forward values to the present period. The Company measures the fair value using broker quotes, which are generally based on observable market inputs including yield curves and the value associated with counterparty credit risk. Our interest rate swaps are classified as a Level 2 measurement as these securities are not actively traded in the market, but are observable based on transactions associated with bank loans with similar terms and maturities. See Note 6 for additional information pertaining to interest rates swaps.

The fair value of our lease guarantee liability was determined by calculating the present value of the difference between the estimated rate at which the Company and Bagger Dave’s could borrow money in a duration similar to the underlying lease guarantees. Our lease guarantees are classified as a Level 2 measurement as there is no actively traded market for such instruments.

As of March 31, 2019 and December 30, 2018, our total debt was approximately $99.5 million and $102.4 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three month period ended March 31, 2019 and the fiscal year ended December 30, 2018.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of March 31, 2019:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$144,732	$—	$144,732
Lease guarantee liability	—	(265,540)	—	(265,540)
Total	$—	$(120,808)	$—	$(120,808)

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$379,126	$—	$379,126
Lease guarantee liability	—	(282,084)	—	(282,084)
Total	$—	$97,042	$—	$97,042

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes each component of Accumulated Other Comprehensive Income ("AOCI"):

	Three Months Ended March 31, 2019	Three Months Ended April 1, 2018
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$355,293	$(283,208)

Gain (loss) recorded	(234,394)	731,357
Tax benefit (expense)	49,223	(23,015)
Adoption of ASU 2018-02 (Note 1)	(55,784)	—
Other comprehensive income (loss)	(240,955)	708,342

Ending balance AOCI	$114,338	$425,134

15.    SUBSEQUENT EVENT

As previously disclosed on Form 8-K filed February 28, 2019, AMC Wings, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire substantially all of the assets of Here’s Wings, LLC and B-Dubs CL, LLC. The assets were to consist primarily of 9 existing Buffalo Wild Wings restaurants in the Chicago market. The acquisition was subject to a right of first refusal in favor of Buffalo Wild Wings, Inc., our franchisor. On April 12, 2019, we received notice from the franchisor that it had exercised its right of first refusal. As such, the Purchase Agreement has been effectively terminated.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated interim financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results from Operations contained in our Form 10-K for the fiscal year ended December 30, 2018. Information included in this discussion and analysis includes commentary on company-owned restaurants, restaurant sales, and same store sales. Management believes such sales information is an important measure of our performance, and is useful in assessing the Buffalo Wild Wings® Grill & Bar (“BWW”) concept. However, same store sales information does not represent sales in accordance with accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Accordingly, actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018. Important factors that could cause actual results to differ materially from our expectations include the following:

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

OVERVIEW

Diversified Restaurant Holdings, Inc. (“DRH,” the "Company," “us,” “our” or “we”) is a restaurant company operating a single concept, Buffalo Wild Wings® (“BWW”). DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana). As one of the largest franchisees of BWW, we provide a unique guest experience in a casual and inviting environment. We are committed to providing value to our guests by offering generous portions of flavorful food in an upbeat and entertaining atmosphere. We believe BWW is a uniquely positioned restaurant brand, designed to maximize guest appeal, offering competitive price points and a family-friendly atmosphere, which we believe enables strong performance through economic cycles. We were incorporated in 2006 and are headquartered in the Detroit metropolitan area.

RESTAURANT OPENINGS

The following table outlines the restaurant unit information for each fiscal year from 2015 through 2019. The openings/closures and total restaurants open at the end of the year for 2019 are estimates.

	2019	2018	2017	2016	2015
Restaurants open at the beginning of year	64	65	64	62	42

Openings/closures:
New restaurant openings	—	—	1	2	3
Restaurant acquisitions	—	—	—	—	18
Restaurant closures	—	(1)	—	—	(1)
Total restaurants open at the end of the year	64	64	65	64	62

RESULTS OF OPERATIONS

For the three-month periods ended March 31, 2019 ("First Quarter 2019") and April 1, 2018 ("First Quarter 2018"), revenue was generated primarily from the operations of 64 and 65 restaurants, respectively. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales are generally defined as a restaurant's comparable sales in the first full month after the 18th month of operation. However, restaurants may be excluded from comparable sales as a result of other factors including, remodel-related closures or significant construction impacts. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 63 and 62 restaurants at March 31, 2019 and April 1, 2018, respectively.

Results of Operations for the First Quarter 2019 and First Quarter 2018

	Three months ended
	March 31, 2019	April 1, 2018
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	28.8%	28.2%
Compensation costs	26.9%	25.7%
Occupancy costs	7.2%	7.4%
Other operating costs	21.4%	21.2%
General and administrative expenses	5.5%	5.7%
Depreciation and amortization	6.3%	8.0%
Loss on asset disposal	—%	—%
Total operating expenses	96.1%	96.2%

Operating profit	3.9%	3.8%

Interest expense	(3.7)%	(4.2)%
Other income, net	0.1%	0.1%
Income (loss) before income taxes	0.3%	(0.3)%

Income tax benefit (expense)	—%	0.8%
Net Income	0.3%	0.5%

Revenue for First Quarter 2019 was $40.6 million, an increase of $1.1 million, or 2.6%, compared to $39.5 million of revenue generated during First Quarter 2018. The increase in sales was the result of an increase in off-premise sales and the Easter holiday calender shift, partially offset by lower dine-in sales. First Quarter 2019 same-store sales increased 4.2%.

Food, beverage, and packaging costs increased by $0.6 million, or 5.0%, to $11.7 million in First Quarter 2019 from $11.1 million in First Quarter 2018 due to higher sales volumes. Food, beverage, and packaging costs as a percentage of revenue increased to 28.8% in First Quarter 2019 from 28.2% in First Quarter 2018 primarily due to higher traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $1.94 in First Quarter 2019 compared with $1.89 in First Quarter 2018.

Compensation costs increased by $0.7 million, or 7.3%, to $10.9 million in First Quarter 2019 from $10.2 million in First Quarter 2018 due to higher sales volume, higher average wages and training costs associated with launch of several brand initiatives during the quarter. Compensation costs as a percentage of sales increased to 26.9% in First Quarter 2019 from 25.7% in First Quarter 2018 as a result of increases in average wages and increased training costs.

Occupancy costs were flat at $2.9 million in First Quarter 2019 compared to First Quarter 2018. Rent savings on one less restaurant operating was offset by higher rent and taxes in other locations. Occupancy as a percentage of sales decreased to 7.2% in First Quarter 2019 compared with 7.4% in First Quarter 2018 due to higher sales volumes compared to the same period last year.

Other operating costs increased $0.3 million, or 3.5%, to $8.7 million in First Quarter 2019 from $8.4 million in First Quarter 2018 due to higher delivery fees on increased sales via third party delivery service providers and cost associated with the new uniform roll-out, partially offset by IT cost saving initiatives. Other operating costs as a percentage of sales increased to 21.4% in First Quarter 2019 from 21.2% in First Quarter 2018.

General and administrative expenses were flat at $2.2 million in both the First Quarter 2019 and the First Quarter 2018. General and administrative expenses as a percentage of sales decreased to 5.5% in First Quarter 2019 from 5.7% in First Quarter 2018 due to higher sales volumes compared to the same period last year.

Depreciation and amortization decreased by $0.6 million, or 19.0%, to $2.6 million in First Quarter 2019 from $3.2 million in First Quarter 2018. This decrease was primarily due to fixed asset impairments and disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales decreased to 6.3% in First Quarter 2019 from 8.0% in First Quarter 2018.

INTEREST AND TAXES

Interest expense decreased $0.1 million to $1.5 million or 8.5% in the First Quarter 2019 from $1.6 million during the First Quarter 2018.

For First Quarter 2019, DRH had an income tax expense of $0 compared to First Quarter 2018 income tax benefit of $0.3 million. The decrease in the income tax benefit is primarily attributable to the difference in income before taxes and the full year earnings expectation.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 2015, the Company entered into the Credit Facility with a senior lien on all the Company’s personal property and fixtures. The Credit Facility initially consisted of the Term Loan, the DLOC and the RLOC.

On December 23, 2016, the Company amended the Credit Facility for purposes of, among other things, releasing the Bagger Dave’s entities as borrowers and releasing all related liens on the Bagger Dave’s assets. In addition, the amendment (a) converted the amounts then outstanding under the DLOC to the DF Term Loan, (b) canceled $6.8 million previously available under the DLOC, and (c) extended the maturity date on the remaining $5.0 million under the DLOC to June 29, 2018. Upon the maturity of the DLOC on June 29, 2018, the amount outstanding under the DLOC was added to the existing DF Term Loan.

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of March 31, 2019, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the LALR as defined in the Credit Facility agreement, as amended.

Going Concern

The Credit Facility contains various customary financial covenants generally based on the performance of the Company. The financial covenants consist of a quarterly minimum required DSCR and a maximum permitted LALR which were reset pursuant to an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the Credit Facility agreement, as amended.

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

As of March 31, 2019, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019 the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants in the third quarter of 2019.

While the Company has successfully negotiated financial covenant amendments in the past and would seek to do so again should it be in default or near a default, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

As a result of this uncertainty, coupled with the June 2020 maturity of the Credit Facility, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of the Credit Facility. The Company is also exploring various other alternatives, including, among other things, possible equity financing. There can be no assurance, however, that any such efforts will be successful.

Until such time as the Company has executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so and, accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

Except as noted above, we believe that our current cash balance, in addition to our cash flow from operations, will be sufficient to fund our present operations and meet our commitments on our existing debt for the next twelve months. However, if our forecasts are wrong or working capital needs arise that require additional financing, we believe that our current leverage level and business performance would result in rates and terms for additional debt financing that would be unattractive, if additional financing is available at all. Therefore, if necessary, we may seek to issue additional shares of common or preferred stock to raise funds.

Outside of funding our current operations and servicing our existing debt, our capital requirements are primarily dependent upon our restaurant remodel requirements and the pace of our new restaurant growth plan.

We believe that reinvesting in existing restaurants is an important factor and necessary to maintain the overall positive dining experience for our guests and, as a result, we have historically invested heavily in refreshes and upgrades. Depending on the age of the existing restaurants, upgrades have ranged from $50,000 (for minor interior refreshes or audio/video upgrades) to $1.3 million (for a full extensive remodel of the restaurant with the addition of an enclosed patio). While BWW is in the process of developing a new building design standard and testing a variety of remodel options, they have communicated to franchisees that they are targeting a three-tier remodel program with cost ranging from $250,00 to $650,000, depending on the size and revenue profile of the restaurant. We've remodeled or built 27 of our restaurants in the Stadia design, and our current plan is to remodel the remaining 37 BWW restaurants to the new design standard over the next 6 years.

Cash flow from operations for the three months ended March 31, 2019 was $4.7 million compared with $3.5 million for the three months ended April 1, 2018. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

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

Mandatory Upgrades

In fiscal year 2019, we do not plan to complete, nor are we required by BWW to complete, any remodels.

Discretionary Upgrades

In fiscal year 2019, the Company plans to invest additional capital to provide for minor facility upgrades and general maintenance-type investments in our restaurants, all of which we expect to fund with cash from operations.

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

All of our non-management restaurant team members are paid hourly rates related to the federal and state minimum wage and in many cases, the federal or state tipped minimum wage. Certain operating costs, such as taxes, insurance, and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by increasing prices for our menu items, more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

OFF-BALANCE SHEET ARRANGEMENTS

After the Spin-Off, the Company remains liable for guarantees of certain Bagger Dave’s leases. These guarantees cover 9 separate leases, several of which relate to restaurants previously closed and are being operated by a new tenant under either a sub-lease or a new lease.

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $7.3 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of March 31, 2019. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 11 months to 11 years as of March 31, 2019. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of March 31, 2019, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on December 31, 2018. We implemented lease administration software to support our accounting for leases and have integrated the new software functionality with our processes, systems and controls.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On April 17, 2019, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive business days (through April 16, 2019), the market value of the Company’s listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that the Company would be afforded 180 calendar days (until October 14, 2019) to regain compliance. In order to regain compliance, the Company’s MVLS must remain at $35 million or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance within the 180 day period, the Company’s securities may be subject to delisting and that, at that time, the Company may appeal the delisting determination to a Hearings Panel. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our purchases of our common stock during the First Quarter 2019 were as follows:

Fiscal Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Amount) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(1)

December 31 to January 27	17,041	$1.10	—	—
January 28 to February 24	—	$—	—	—
February 25 to March 31	417	$1.13	—	—
(1) During First Quarter 2019, the Company withheld these shares from restricted stock grants to satisfy the individual’s tax withholding obligations upon the vesting of the restricted stock grants.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	May 8, 2019	By:	/s/ David G. Burke
David G. Burke
President and Chief Executive
Officer (Principal Executive Officer)

		By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)