Form 10-Q
period 2019-06-30
Diversified Restaurant Holdings, Inc.
filed 2019-08-14
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  000-53577

DIVERSIFIED RESTAURANT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-0606420
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

5750 New King Drive, Suite 320 Troy, MI	48098-2634
Address of principal executive offices	Zip Code

Registrant’s telephone number: (833) 374-7282

27680 Franklin Road, Southfield, MI 48034
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
[ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,264,710 shares of $.0001 par value common stock outstanding as of August 13, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	June 30, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$3,305,200	$5,364,014
Accounts receivable	408,445	654,322
Inventory	1,419,142	1,526,779
Prepaid and other assets	599,201	556,480
Total current assets	5,731,988	8,101,595

Property and equipment, net	30,536,736	34,423,345
Operating lease right-of-use assets	49,863,338	52,303,764
Intangible assets, net	2,065,205	2,106,489
Goodwill	50,097,081	50,097,081
Other long-term assets	242,363	408,761
Total assets	$138,536,711	$147,441,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,787,837	$4,273,133
Accrued compensation	1,583,311	1,830,415
Other accrued liabilities	3,489,788	2,821,235
Current portion of long-term debt	96,644,175	11,515,093
Current portion of operating lease liabilities	6,303,830	6,670,227
Total current liabilities	111,808,941	27,110,103

Operating lease liabilities, less current portion	46,879,840	48,956,491
Deferred income taxes	1,305,711	1,220,087
Other long-term liabilities	316,369	343,075
Long-term debt, less current portion	—	90,907,537
Total liabilities	160,310,861	168,537,293

Commitments and contingencies (Notes 2, 9 and 10)

Stockholders’ deficit:
Common stock - $0.0001 par value; 100,000,000 shares authorized; 33,274,180 and 33,200,708, respectively, issued and outstanding	3,204	3,182
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	27,330,358	27,021,517
Accumulated other comprehensive (loss) income	(273,430)	355,293
Accumulated deficit	(48,834,282)	(48,476,250)
Total stockholders’ deficit	(21,774,150)	(21,096,258)

Total liabilities and stockholders’ deficit	$138,536,711	$147,441,035
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	$38,920,245	$37,039,073	$79,488,329	$76,572,030

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,410,718	10,563,039	23,095,113	21,695,416
Compensation costs	10,746,736	10,167,398	21,653,029	20,332,053
Occupancy costs	3,002,484	2,806,370	5,940,538	5,750,210
Other operating costs	8,138,118	7,962,070	16,826,279	16,356,025
General and administrative expenses	1,923,022	2,169,732	4,162,969	4,423,660
Depreciation and amortization	2,643,959	3,100,745	5,209,329	6,267,245
Loss on asset disposal	15,191	6,946	23,576	12,797
Total operating expenses	37,880,228	36,776,300	76,910,833	74,837,406

Operating profit	1,040,017	262,773	2,577,496	1,734,624

Interest expense	(1,477,397)	(1,609,987)	(2,982,732)	(3,256,031)
Other income, net	17,185	20,576	57,239	53,216
Loss before income taxes	(420,195)	(1,326,638)	(347,997)	(1,468,191)

Income tax benefit (expense)	(49,062)	154,468	(65,819)	455,891
Net loss	$(469,257)	$(1,172,170)	$(413,816)	$(1,012,300)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	32,081,710	26,474,297	32,003,616	26,664,010
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net loss	$(469,257)	$(1,172,170)	$(413,816)	$(1,012,300)

Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of tax of $30,394, ($63,224), $79,617 and ($86,259), respectively.	(387,768)	237,842	(572,939)	946,184
Comprehensive loss	$(857,025)	$(934,328)	$(986,755)	$(66,116)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)
Adoption of ASU 2016-02 (Note 1)	—	—	—	—	1,395,492	1,395,492
Issuance of restricted shares	216,500	—	—	—	—	—
Forfeitures of restricted shares	(4,585)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(29,924)	(3)	(43,614)	—	—	(43,617)
Employee stock purchase plan	14,374	1	18,973	—	—	18,974
Share-based compensation	81,024	20	234,738	—	—	234,758
Other comprehensive income	—	—	—	708,342	—	708,342
Net income	—	—	—	—	159,870	159,870
Balances - April 1, 2018	27,136,514	$2,643	$21,986,499	$425,134	$(43,169,092)	$(20,754,816)
Issuance of restricted shares	137,930	—	—	—	—	—
Forfeitures of restricted shares	(1,000)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(9,688)	(1)	(6,388)	—	—	(6,389)
Employee stock purchase plan	18,629	2	22,974	—	—	22,976
Share-based compensation	—	4	153,023	—	—	153,027
Other comprehensive income	—	—	—	237,842	—	237,842
Net loss	—	—	—	—	(1,172,170)	(1,172,170)
Balances - July 1, 2018	27,282,385	$2,648	$22,156,108	$662,976	$(44,341,262)	$(21,519,530)

			Additional	Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances - December 30, 2018	33,200,708	3,182	27,021,517	355,293	(48,476,250)	(21,096,258)
Adoption of ASU 2018-02 (Note 1)	—	—	—	(55,784)	55,784	—
Issuance of restricted shares	—	—	—	—	—	—
Forfeitures of restricted shares	(500)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(17,458)	(2)	(25,907)	—	—	(25,909)
Employee stock purchase plan	32,834	3	28,134	—	—	28,137
Share-based compensation	—	5	168,333	—	—	168,338
Other comprehensive loss	—	—	—	(185,171)	—	(185,171)
Net income	—	—	—	—	55,441	55,441
Balances - March 31, 2019	33,215,584	$3,188	$27,192,077	$114,338	$(48,365,025)	$(21,055,422)
Issuance of restricted shares	87,500	—	—	—	—	—
Forfeitures of restricted shares	(6,500)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(43,295)	(4)	(29,933)	—	—	(29,937)
Employee stock purchase plan	20,891	2	15,662	—	—	15,664
Share-based compensation	—	18	152,552	—	—	152,570
Other comprehensive loss	—	—	—	(387,768)	—	(387,768)
Net loss	—	—	—	—	(469,257)	(469,257)
Balances - June 30, 2019	33,274,180	$3,204	$27,330,358	$(273,430)	$(48,834,282)	$(21,774,150)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities
Net loss	$(413,816)	$(1,012,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,209,329	6,267,245
Amortization of operating lease assets	3,081,552	3,112,476
Amortization of debt discount and loan fees	128,167	144,717
Loss on asset disposals	23,576	12,797
Share-based compensation	320,908	387,785
Deferred income taxes	41,411	(456,087)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	245,877	374,226
Inventory	107,637	135,680
Prepaid and other assets	(196,421)	(212,605)
Intangible assets	—	(20,000)
Other long-term assets	(59,028)	(19,504)
Accounts payable	(605,487)	(1,021,198)
Operating lease liabilities	(3,084,174)	(2,936,762)
Accrued liabilities	245,143	79,595
Net cash provided by operating activities	5,044,674	4,836,065

Cash flows from investing activities
Purchases of property and equipment	(1,184,821)	(920,762)
Net cash used in investing activities	(1,184,821)	(920,762)

Cash flows from financing activities
Repayments of long-term debt	(5,906,622)	(5,758,311)
Proceeds from employee stock purchase plan	43,801	41,950
Tax withholdings for restricted stock	(55,846)	(50,006)
Net cash used in financing activities	(5,918,667)	(5,766,367)

Net decrease in cash and cash equivalents	(2,058,814)	(1,851,064)

Cash and cash equivalents, beginning of period	5,364,014	4,371,159

Cash and cash equivalents, end of period	$3,305,200	$2,520,095

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

DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana).

Basis of Presentation

The consolidated financial statements as of June 30, 2019 and December 30, 2018, and for the three and six-month periods ended June 30, 2019 and July 1, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of June 30, 2019 and for the six-month periods ended June 30, 2019 and July 1, 2018 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 30, 2018 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, which is included in Part II Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and should be read in conjunction with such consolidated financial statements.

The results of operations for the six-month periods ended June 30, 2019 and July 1, 2018 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 29, 2019.

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

Going Concern

As further discussed in Note 6, the Company has approximately $96.6 million of debt outstanding under its $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Credit Facility”) with a maturity date of June 29, 2020. The debt agreement contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio and a maximum permitted lease adjusted leverage ratio which were reset pursuant an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the agreement.

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

As of June 30, 2019, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants in the third quarter.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

While the Company has successfully negotiated financial covenant amendments in the past and would seek to do so again should it be in default or near a default, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

As a result of this uncertainty coupled with the June 2020 maturity of the Credit Facility, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of the Credit Facility. The Company is also exploring various other alternatives. There can be no assurance, however, that any such efforts will be successful.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue

Product	Three Months Ended June 30, 2019	Three Months Ended July 1, 2018
Food	$32,726,130	$31,002,227
Alcohol	6,194,115	6,036,846
Total	$38,920,245	$37,039,073

Product	Six Months Ended June 30, 2019	Six Months Ended July 1, 2018
Food	$66,749,792	$64,009,936
Alcohol	12,738,537	12,562,094
Total	$79,488,329	$76,572,030

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

In conjunction with our adoption of the new lease accounting standard, certain line items have been adjusted on our opening balance sheets as of January 1, 2018 and December 31, 2018 to conform to the current period presentation. As of January 1, 2018, the line items impacted and adjustments consist of: the addition of $50.0 million in ROU assets, $6.3 million in current operating lease liabilities, $46.9 million in non-current operating lease liabilities, and $1.4 million in retained earnings; and the removal of $0.1 million of intangible assets, $2.6 million in deferred rent, $0.5 million of unfavorable operating lease liabilities, and $1.5 million in deferred gains associated with prior sale leaseback transactions. As of December 31, 2018, the line items impacted and adjustments consist of: the addition of $52.3 million in ROU assets, $6.7 million in current operating lease liabilities, $49.0 million in non-current operating lease liabilities, and $1.3 million in retained earnings; and the removal of $0.1 million of intangible assets, $2.8 million in deferred rent, $0.4 million of unfavorable operating lease liabilities, and $1.4 million in deferred gains associated with prior sale leaseback transactions. Additionally, the Consolidated Statement of Operations for the three and six months ended July 1, 2018, reflects an increase in general and administrative expense of approximately $32,000 and $64,000, respectively. Refer to Note 9 for further details.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

2.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

On December 25, 2016, the Company completed a spin-off (the "Spin-Off") of 19 Bagger Dave's entities and certain real estate entities which house the respective Bagger Dave's entities previously owned by DRH into a new independent publicly traded company, Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). After the Spin-Off, the Company remains involved with certain activities that result in Bagger Dave’s being considered a Variable Interest Entity ("VIE"). This conclusion results primarily from the existence of guarantees by the Company of certain Bagger Dave’s leases as described below under "Lease Guarantees". While the Company holds a variable interest in Bagger Dave’s, it is not considered to be its primary beneficiary because it does not have the power to direct the activities of Bagger Dave’s. Specifically, we considered the fact that, although our Executive Chairman and acting President and Chief Executive Officer is currently also on Bagger Dave’s board, there are no agreements in place that require him to vote in the interests of the Company, as he does not represent the Company in his capacity as a Bagger Dave’s director. As a result, the Company does not consolidate the VIE.

Lease Guarantees

At June 30, 2019, the Company is a guarantor for 9 leases, three of which have been re-leased to unaffiliated parties. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon the Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability. As of June 30, 2019 and December 30, 2018, the liability is $0.3 million, and it is included in other liabilities on the Consolidated Balance Sheet. Prior to the Spin-Off, no liability had been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of June 30, 2019 and December 30, 2018, no loss under the guarantees was probable because all of the Bagger Dave's restaurants subject to the guaranteed leases are either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $6.9 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of June 30, 2019. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 8 months to 11 years as of June 30, 2019. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

The following table discloses the guarantee expiration of all Bagger Dave's leases that include a guarantee by the Company as of June 30, 2019:

Guarantee Expiration	Future guaranteed lease payments
Less than six years	$821,042
Six to eleven years	6,032,793
Total	$6,853,835

3.          PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	June 30, 2019	December 30, 2018
Equipment	$28,210,215	$27,541,376
Furniture and fixtures	6,819,655	6,742,523
Leasehold improvements	57,497,865	57,344,678
Restaurant construction in progress	249,041	439,321
Total	92,776,776	92,067,898
Less accumulated depreciation	(62,240,040)	(57,644,553)
Property and equipment, net	$30,536,736	$34,423,345

We are monitoring several restaurants with regard to the valuation of the property and equipment. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future that could be material.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	June 30, 2019	December 30, 2018
Amortized intangible assets
Franchise fees	$1,305,642	$1,305,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Total	1,384,702	1,384,702
Less accumulated amortization	(575,824)	(534,540)
Total amortized intangible assets, net	808,878	850,162

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,065,205	$2,106,489

Amortization expense was $21,029 and $20,805, $42,058 and $41,610 for the three-month periods ended June 30, 2019 and July 1, 2018, and six-month periods ended June 30, 2019 and July 1, 2018, respectively.

The aggregate weighted-average amortization period for intangible assets is 7.5 years at June 30, 2019.

5.    OTHER ACCRUED LIABILITIES

	June 30, 2019	December 30, 2018
Sales tax payable	$904,126	$940,165
Accrued interest	413,509	484,535
Accrued royalty fees	140,608	173,189
Accrued property taxes	709,957	224,865
Accrued loyalty rewards	1,018,161	847,434
Other	303,427	151,047
Total other accrued liabilities	$3,489,788	$2,821,235

6.           DEBT

Debt consists of the following obligations:

	June 30, 2019	December 30, 2018
$120.0 million term loan - the rate at June 30, 2019 and December 30, 2018 was 5.94% and 5.85%, respectively.	$74,698,615	$79,698,616
$30.0 million development line of credit, converted to the DF Term Loan in December 2016 and June 2018. The rate at June 30, 2019 and December 30, 2018 was 5.94% and 5.85%, respectively.	17,204,637	18,111,259
$5.0 million revolving line of credit - the rate at June 30, 2019 and December 30, 2018 was 5.93% and 6.01%, respectively.	5,000,000	5,000,000
Unamortized discount and debt issuance costs	(259,077)	(387,245)
Total debt	96,644,175	102,422,630

Less current portion	(96,644,175)	(11,515,093)
Long-term debt, net of current portion	$—	$90,907,537

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

On June 29, 2015, the Company entered into the Credit Facility with a senior lien on all the Company’s personal property and fixtures. The Credit Facility initially consisted of a $120.0 million term loan (the “Term Loan”), a $30.0 million development line of credit (the “DLOC”) and a $5.0 million revolving line of credit (the “RLOC”).

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of June 30, 2019 and December 30, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the term debt are recorded as debt discount. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $259,077 and $387,245 at June 30, 2019 and December 30, 2018, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended June 30, 2019 and July 1, 2018 and six-month periods ended June 30, 2019 and July 1, 2018 interest expense was $1.5 million and $1.6 million, $3.0 million and $3.3 million, respectively.

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

As of June 30, 2019, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019, the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants beginning in the third quarter of 2019. Unless we obtain a waiver for, or amendment of the financial covenants prior to being out of compliance, which requires that lenders representing at least 50.1% of the outstanding principal amount are in agreement, failure to comply with the financial covenants would represent an event of default under the Credit Facility agreement, as amended, and would allow the lenders to accelerate repayment of the debt.

At June 30, 2019, the Company has two interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. The fair value of the derivative assets and liabilities are included in prepaid and other assets and other accrued liabilities on the Consolidated Balance Sheets, respectively. See Note 13 for additional information pertaining to interest rate swaps.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair value of derivative instruments designated as cash flow hedges which were outstanding:

			June 30, 2019
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
January 2015	1.8%	December 2019	$22,500,000	$31,391	$—
August 2015	2.3%	June 2020	58,189,584	—	304,820
Total			$80,689,584	$31,391	$304,820

			December 30, 2018
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$761,905	$1,689	$—
January 2015	1.8%	December 2019	25,809,524	152,011	—
August 2015	2.3%	June 2020	58,930,655	225,426	—
Total			$85,502,084	$379,126	$—

7.            SHARE-BASED COMPENSATION

Restricted share awards

The Company's Stock Incentive Plan of 2017 authorizes a total of 2,500,000 shares of common stock for issuance as incentive awards.

For the six-months ended June 30, 2019 and July 1, 2018 restricted shares were issued to certain team members under the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $0.87 and $1.29, respectively. Based on the standard form of Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Company's Compensation Committee. Upon vesting, the Company withholds shares to cover the minimum withholding requirement, unless the recipient opts out. Unrecognized share-based compensation expense of $0.9 million at June 30, 2019 will be recognized over the remaining weighted-average vesting period of 2.4 years. The total grant date fair value of shares vested during the six-month periods ended June 30, 2019 and July 1, 2018, was $0.5 million and $0.3 million, respectively. Under the Stock Incentive Plan of 2017, there were 1.2 million shares available for future awards at June 30, 2019.

The following table presents the restricted stock transactions during the six-month period ended June 30, 2019:

Number of Restricted Stock Shares
Unvested, December 30, 2018	1,274,839
Granted	87,500
Vested	(230,529)
Vested shares tax portion	(60,753)
Expired/Forfeited	(6,500)
Unvested, June 30, 2019	1,064,557

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restricted stock transactions during the six-month period ended July 1, 2018:

Number of Restricted Stock Shares
Unvested, December 31, 2017	531,000
Granted	354,430
Vested	(91,396)
Vested shares tax portion	(19,353)
Expired/Forfeited	(6,085)
Unvested, July 1, 2018	768,596

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options can be exercised at a price of $2.50 per share. At June 30, 2019, 150,000 shares of authorized common stock are reserved for issuance to provide for the exercise of the remaining options. The intrinsic value of outstanding options was negligible as of both June 30, 2019 and July 1, 2018.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end dates coincide with the fiscal quarter and are awarded on the last day of the offering period. During the six-months ended June 30, 2019 and July 1, 2018, the Company issued 53,725 and 33,003 shares, respectively. Under the ESPP, there were 22,189 shares available for future purchase at June 30, 2019.

Share-based compensation

Share-based compensation of $0.2 million was recognized during both three-month periods ended June 30, 2019 and July 1, 2018 and $0.3 million and $0.4 million for the six-month periods ended June 30, 2019 and July 1, 2018, respectively as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Deficit to reflect the grant date fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of June 30, 2019. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The effective income tax provision (benefit) rate was 11.7% and (11.6)%, 18.9% and (31.1)% for the three-month periods ended June 30, 2019 and July 1, 2018, and six-month periods ended June 30, 2019 and July 1, 2018, respectively. The change in the effective income tax rate for the six months ended June 30, 2019 compared with the six months ended July 1, 2018 is primarily attributable to the tax effects of indefinite-lived intangible amortization against the differences in income before taxes and the full year earnings expectation.

In accordance with the provisions of ASC 740, a valuation allowance was established as of December 31, 2017, for the deferred tax assets of the Company, and remains in place as of June 30, 2019. On a quarterly basis, the Company evaluates the recoverability of the deferred tax asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment.

9.           LEASES

General Lease Information

As of June 30, 2019, we operated 64 Company-owned restaurants, all of which are leased properties. Our restaurants range in size from approximately 5,300 square feet to 13,500 square feet with the majority of our restaurants located in stand-alone buildings and/or end-cap positions in strip malls, with a few being in strip mall in-line positions. The Company's initial restaurant lease terms range from 10-20 years and frequently require us to pay variable lease costs, which include a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Typically, our restaurant operating lease renewal options allow us to extend the lease terms for periods of five to 10 years, though the options are not recognized in the ROU assets or lease liabilities. Some restaurant leases provide for contingent rental payments payable only when sales exceed certain thresholds. The sales thresholds were not met and no contingent rental payments were incurred during the three-month periods ended June 30, 2019 and July 1, 2018 and six-month periods ended June 30, 2019 and July 1, 2018. Most of our real estate leases incorporate incremental rent increases based on the passage of time.

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

Amounts Recognized in the Financial Statements

	Three months ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Lease cost:
Operating lease cost	$2,360,271	$2,362,872	$4,711,808	$4,717,773
Variable lease cost	763,608	566,183	1,480,984	1,250,761
Sublease income	(61,100)	(61,100)	(122,200)	(85,663)
Total lease cost	$3,062,779	$2,867,955	$6,070,592	$5,882,871

Supplemental information:
Cash paid for operating lease liabilities	$2,340,653	$2,357,135	4,677,437	4,707,086
ROU assets obtained in exchange for new operating lease liabilities (1)	$641,126	$1,731,337	641,126	52,195,464
Weighted-average remaining lease term - operating leases	9.1 Years	9.8 Years	9.1 Years	9.8 Years
Weighted-average discount rate - operating leases	6.0%	6.0%	6.0%	6.0%
(1)Amounts for the six months ended July 1, 2018 include the transition adjustment for the adoption of ASU 2016-02 discussed in Note 1

Scheduled future undiscounted minimum lease payments for each of the next five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at June 30, 2019 are summarized as follows:

Year	Amount
Remainder of 2019	$4,650,228
2020	9,297,725
2021	8,696,402
2022	7,913,344
2023	6,996,589
Thereafter	32,429,990
Total lease payments	69,984,278
Less: imputed interest	(16,800,608)
Present value of lease liabilities	$53,183,670

10.           COMMITMENTS AND CONTINGENCIES

Refer to Note 2 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWW royalties (5.0% of net sales) and advertising fund contributions (3.00% - 3.15% of net sales). In addition, the Company is required to spend an additional 0.25% - 0.5% of regional net sales related to advertising cooperatives for certain metropolitan markets for the term of the individual franchise agreements. The Company incurred $1.9 million and $1.8 million, and $3.9 million and $3.8 million in royalty expense for the three-month periods ended June 30, 2019 and July 1, 2018 and six-month periods ended June 30, 2019 and July 1, 2018, respectively. Advertising fund contribution expenses were $1.1 million and $1.2 million, and $2.4 million and $2.5 million for the three-month periods ended June 30, 2019 and July 1, 2018 and six-month periods ended June 30, 2019 and July 1, 2018, respectively. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three and six month periods ended June 30, 2019 and July 1, 2018:

	Three Months Ended
	June 30, 2019	July 1, 2018
Net loss	$(469,257)	$(1,172,170)

Weighted-average shares outstanding	32,081,710	26,474,297
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	32,081,710	26,474,297

Earnings per common share	$(0.01)	$(0.04)

Earnings per common share - assuming dilution	$(0.01)	$(0.04)

	Six Months Ended
	June 30, 2019	July 1, 2018
Net loss	$(413,816)	$(1,012,300)

Weighted-average shares outstanding	32,003,616	26,664,010
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	32,003,616	26,664,010

Earnings per common share	$(0.01)	$(0.04)

Earnings per common share - assuming dilution	$(0.01)	$(0.04)

During the three and six month periods ended June 30, 2019 and July 1, 2018, 1,064,057 and 768,596 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

During the three and six month periods ended June 30, 2019 and July 1, 2018, 150,000 and 180,000 options, respectively, were excluded from the calculation of diluted earnings per share because such options were anti-dilutive.

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.4 million and $1.6 million, $2.9 million and $3.1 million, during the three-month periods ended June 30, 2019 and July 1, 2018 and six-month periods ended June 30, 2019 and July 1, 2018, respectively.

Cash paid for income taxes was $0 and $0, $10,582 and $195 during the three-month periods ended June 30, 2019 and July 1, 2018, and six-month periods ended June 30, 2019 and July 1, 2018, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Non-cash investing activities for property and equipment not yet paid as of both June 30, 2019 and July 1, 2018, was $0.3 million and $0.1 million, respectively.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2019 and December 30, 2018, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of June 30, 2019 and December 30, 2018, our total debt was approximately $96.6 million and $102.4 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and six month period ended June 30, 2019 and the fiscal year ended December 30, 2018.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of June 30, 2019:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(273,430)	$—	$(273,430)
Lease guarantee liability	—	(254,418)	—	(254,418)
Total	$—	$(527,848)	$—	$(527,848)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$379,126	$—	$379,126
Lease guarantee liability	—	(282,084)	—	(282,084)
Total	$—	$97,042	$—	$97,042

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss) ("AOCI"):

	Three Months Ended June 30, 2019	Three Months Ended July 1, 2018
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$114,338	$425,134

Gain (loss) recorded	(418,162)	301,066
Tax benefit (expense)	30,394	(63,224)
Other comprehensive income (loss)	(387,768)	237,842

Ending balance AOCI	$(273,430)	$662,976

	Six Months Ended June 30, 2019	Six Months Ended July 1, 2018
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$355,293	$(283,208)

Gain (loss) recorded	(652,556)	1,032,423
Tax benefit (expense)	79,617	(86,239)
Adoption of ASU 2018-02 (Note 1)	(55,784)	—
Other comprehensive income (loss)	(628,723)	946,184

Ending balance AOCI	$(273,430)	$662,976

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

15.    SUBSEQUENT EVENT

As previously disclosed on Form 8-K filed July 3, 2019, the Company announced that David G. Burke has resigned as President and Chief Executive Officer and as a Director of the Company, and that Phyllis A. Knight has resigned as Chief Financial Officer and Treasurer.

On June 29, 2019, the Board of Directors appointed T. Michael Ansley, the Executive Chairman of the Board of Directors, to serve as acting President and Chief Executive Officer.
On July 2, 2019, the Board of Directors appointed Toni Werner, to serve as Interim Chief Financial Officer. Ms. Werner has served as Controller of the Company since May 2014.
On July 2, 2019, in connection with their resignations, the Company, Mr. Burke and Ms. Knight have agreed to the general terms of Separation Agreements. Among other matters, the Separation Agreements will provide that Mr. Burke will receive severance payments in the aggregate amount of $535,800 payable over the course of one year, and Ms. Knight will receive severance payments in the aggregate amount of $404,200 payable over the course of one year. In addition, the restricted stock awards for 333,334 shares held by Mr. Burke and the restricted stock awards for 281,334 shares held by Ms. Knight under the Company’s applicable equity incentive plans will vest to the extent not already vested. The severance expense related to the resignations will be recognized in the third quarter of 2019.

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

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2019 ("Second Quarter 2019") and July 1, 2018 ("Second Quarter 2018"), revenue was generated primarily from the operations of 64 and 65 restaurants, respectively. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales are generally defined as a restaurant's comparable sales in the first full month after the 18th month of operation. However, restaurants may be excluded from comparable sales as a result of other factors including, remodel-related closures or significant construction impacts. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 63 restaurants at both June 30, 2019 and July 1, 2018, respectively.

Results of Operations for the Second Quarter 2019 and Second Quarter 2018

	Three months ended
	June 30, 2019	July 1, 2018
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.3%	28.5%
Compensation costs	27.6%	27.5%
Occupancy costs	7.7%	7.6%
Other operating costs	20.9%	21.5%
General and administrative expenses	4.9%	5.9%
Depreciation and amortization	6.8%	8.4%
Loss on asset disposal	—%	—%
Total operating expenses	97.2%	99.4%

Operating profit	2.8%	0.6%

Interest expense	(3.8)%	(4.3)%
Other income, net	—%	0.1%
Loss before income taxes	(1.0)%	(3.6)%

Income tax benefit (expense)	(0.1)%	0.4%
Net loss	(1.1)%	(3.2)%

Revenue for Second Quarter 2019 was $38.9 million, an increase of $1.9 million, or 5.1%, compared to $37.0 million of revenue generated during Second Quarter 2018. The increase in sales was the result of an increase in off-premise sales and a favorable number of major sporting events in our core markets, partially offset by lower dine-in sales and the Easter holiday calendar shift to the Second Quarter 2019. Second Quarter 2019 same-store sales increased 5.8%.

Food, beverage, and packaging costs increased by $0.8 million, or 8.0%, to $11.4 million in Second Quarter 2019 from $10.6 million in Second Quarter 2018 due to higher sales volumes. Food, beverage, and packaging costs as a percentage of revenue increased to 29.3% in Second Quarter 2019 from 28.5% in Second Quarter 2018 primarily due to higher traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.10 in Second Quarter 2019 compared with $1.66 in Second Quarter 2018.

Compensation costs increased by $0.5 million, or 5.7%, to $10.7 million in Second Quarter 2019 from $10.2 million in Second Quarter 2018 due to higher sales volume and higher average wages. Compensation costs as a percentage of sales increased to 27.6% in Second Quarter 2019 from 27.5% in Second Quarter 2018 as a result of increases in average wages.

Occupancy costs increased by $0.2 million, or 7.0% to $3.0 million in Second Quarter 2019 from $2.8 million in Second Quarter 2018. The increase was due to receiving a property tax refund in Second Quarter 2018 and higher rent and taxes in other locations, partially offset by rent savings on one less restaurant operating. Occupancy as a percentage of sales increased to 7.7% in Second Quarter 2019 compared with 7.6% in Second Quarter 2018.

Other operating costs increased $0.1 million, or 2.2%, to $8.1 million in Second Quarter 2019 from $8.0 million in Second Quarter 2018 due to higher delivery fees on increased sales via third party delivery service providers and increased royalty and advertising fund contributions as a result of higher sales volume, partially offset by IT cost saving initiatives. Other operating costs as a percentage of sales decreased to 20.9% in Second Quarter 2019 from 21.5% in Second Quarter 2018.

General and administrative expenses decreased by $0.3 million or 11.4% to $1.9 million in Second Quarter 2019 from $2.2 million in the Second Quarter 2018. General and administrative expenses as a percentage of sales decreased to 4.9% in Second Quarter 2019 from 5.9% in Second Quarter 2018 due to higher sales volumes compared to the same period last year.

Depreciation and amortization decreased by $0.5 million, or 14.7%, to $2.6 million in Second Quarter 2019 from $3.1 million in Second Quarter 2018. This decrease was primarily due to fixed asset impairments and disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales decreased to 6.8% in Second Quarter 2019 from 8.4% in Second Quarter 2018.

Results of Operations for the Six Months Ended June 30, 2019 and July 1, 2018

	Six months ended
	June 30, 2019	July 1, 2018
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.1%	28.3%
Compensation costs	27.2%	26.6%
Occupancy costs	7.5%	7.5%
Other operating costs	21.2%	21.4%
General and administrative expenses	5.2%	5.8%
Depreciation and amortization	6.6%	8.2%
Total operating expenses	96.8%	97.8%

Operating profit	3.2%	2.2%

Interest expense	(3.8)%	(4.3)%
Other income, net	0.1%	0.1%
Loss before income taxes	(0.5)%	(2.0)%

Income tax benefit (expense)	(0.1)%	0.6%
Net loss	(0.6)%	(1.4)%

Revenue for the six months ended June 30, 2019 ("Year to Date 2019") was $79.5 million, an increase of $2.9 million, or 3.8%, compared to $76.6 million of revenue generated during the six months ended July 1, 2018 ("Year to Date 2018"). The increase in sales was the result of an increase in off-premise sales and a favorable number of major sporting events in our core markets, partially offset by lower dine-in sales.

Food, beverage, and packaging costs increased by $1.4 million, or 6.5%, to $23.1 million in Year to Date 2019 from $21.7 million in Year to Date 2018 due to higher sales volumes. Food, beverage, and packaging costs as a percentage of revenue increased to 29.1% in Year to Date 2019 from 28.3% in Year to Date 2018 primarily due to higher traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.02 in Year to Date 2019 compared with $1.78 in Year to Date 2018.

Compensation costs increased by $1.3 million, or 6.5%, to $21.7 million in Year to Date 2019 from $20.3 million in Year to Date 2018 due to higher sales volume, higher average wages, and training cost associated with the launch of several brand initiatives during the first quarter of 2019. Compensation costs as a percentage of sales increased to 27.2% in Year to Date 2019 from 26.6% in Year to Date 2018 due to increases in average wages and increased training costs.

Occupancy costs increased by $0.1 million, or 3.3% to $5.9 million in Year to Date 2019 from $5.8 million in Year to Date 2018. The increase was due to receiving a property tax refund in Second Quarter 2018 and higher rent and taxes in other locations, partially offset by rent savings on one less restaurant operating in 2019. Occupancy as a percentage of sales was flat at 7.5% in Year to Date 2019 compared to Year to Date 2018.

Other operating costs increased $0.5 million, or 2.9%, to $16.8 million in Year to Date 2019 from $16.4 million in Year to Date 2018 due to higher delivery fees on increased sales via third party delivery service providers and increased royalty and advertising fund contributions as a result of higher sales volume, partially offset by IT cost saving initiatives. Other operating costs as a percentage of sales decreased to 21.2% in Year to Date 2019 from 21.4% in Year to Date 2018, primarily due to higher average unit volumes.

General and administrative expenses decreased $0.3 million, or 5.9% to $4.2 million in Year to Date 2019 from $4.4 million in Year to Date 2018 due to lower corporate and marketing expenses. General and administrative expenses as a percentage of sales decreased to 5.2% in Year to Date 2019 from 5.8% in Year to Date 2018 as a result of higher sales volumes.

Depreciation and amortization decreased by $1.1 million, or 16.9%, to $5.2 million in Year to Date 2019 from $6.3 million in Year to Date 2018. This decrease was primarily due to fixed asset impairments and disposals and fully depreciated assets in the second half of 2018. Depreciation and amortization as a percentage of sales decreased to 6.6% in Year to Date 2019 from 8.2% in Year to Date 2018.

INTEREST AND TAXES

Interest expense decreased $0.1 million to $1.5 million or 8.2% in the Second Quarter 2019 from $1.6 million during the Second Quarter 2018.

For Second Quarter 2019, DRH had an income tax expense of $0 compared to Second Quarter 2018 income tax benefit of $0.2 million. Refer to Note 8 for further information on taxes.

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of June 30, 2019, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

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

As of June 30, 2019, the Company was in compliance with its loan covenants. However, beginning in the third quarter of 2019 the net proceeds from the registered public offering will no longer be included in "consolidated EBITDA" and, as a result, the Company is currently forecasting that it may not be in compliance with these financial covenants in the third quarter of 2019.

While the Company has successfully negotiated financial covenant amendments in the past and would seek to do so again should it be in default or near a default, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

As a result of this uncertainty, coupled with the June 2020 maturity of the Credit Facility, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of the Credit Facility. The Company is also exploring various other alternatives. There can be no assurance, however, that any such efforts will be successful.

Until such time as the Company has executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so and, accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

Except as noted above, we believe that our current cash balance, in addition to our cash flow from operations, will be sufficient to fund our present operations and meet our commitments on our existing debt until the June 2020 maturity of the Credit Facility. However, if our forecasts are wrong or working capital needs arise that require additional financing, we believe that our current leverage level and business performance would result in rates and terms for additional debt financing that would be unattractive, if additional financing is available at all. Therefore, if necessary, we may seek to issue additional shares of common or preferred stock to raise funds.

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

Cash flow from operations for the six months ended June 30, 2019 was $5.0 million compared with $4.8 million for the six months ended July 1, 2018. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

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

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $6.9 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of June 30, 2019. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 8 months to 11 years as of June 30, 2019. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of June 30, 2019, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On June 6, 2019, the Company received a notice from Nasdaq stating that, for the prior 30 consecutive business days (through June 5, 2019), the closing bid price of the Company’s listed securities had been below the minimum of $1.00 per share required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until December 3, 2019) to regain compliance. In order to regain compliance, the Company’s closing bid price must remain at $1.00 or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance within the 180 day period, the Company may be eligible for an additional 180 days to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq staff will provide notice to the Company that its securities will be subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel, but there can be no assurance that the Company's request for continued listing would be granted. Delisting from the Nasdaq Capital Market could adversely affect the liquidity and the price of the Company's common stock and the Company's ability to raise future capital through the sale of the Company's common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our purchases of our common stock during the Second Quarter 2019 were as follows:

Fiscal Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Amount) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(1)

April 1 to April 28	375	$0.88	—	—
April 29 to May 26	20,691	$0.88	—	—
May 27 to June 30	22,229	$0.80	—	—
(1) During Second Quarter 2019, the Company withheld these shares from restricted stock grants to satisfy the individual’s tax withholding obligations upon the vesting of the restricted stock grants.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	August 14, 2019	By:	/s/ T. Michael Ansley
T. Michael Ansley
President (Principal Executive Officer)

		By:	/s/ Toni Werner
Toni Werner
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)