Form 10-Q
period 2019-09-29
Diversified Restaurant Holdings, Inc.
filed 2019-11-13
CIK 1394156

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

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
[ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,324,160 shares of $.0001 par value common stock outstanding as of November 12, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 29, 2019	December 30, 2018
Current assets:
Cash and cash equivalents	$4,066,379	$5,364,014
Accounts receivable	309,822	654,322
Inventory	1,448,163	1,526,779
Prepaid and other assets	377,881	556,480
Total current assets	6,202,245	8,101,595

Property and equipment, net	28,803,555	34,423,345
Operating lease right-of-use assets	48,356,670	52,303,764
Intangible assets, net	2,044,176	2,106,489
Goodwill	50,097,081	50,097,081
Other long-term assets	237,079	408,761
Total assets	$135,740,806	$147,441,035

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,688,909	$4,273,133
Accrued compensation	3,240,444	1,830,415
Other accrued liabilities	4,169,969	2,821,235
Current portion of long-term debt	93,787,074	11,515,093
Current portion of operating lease liabilities	6,500,407	6,670,227
Total current liabilities	112,386,803	27,110,103

Operating lease liabilities, less current portion	45,160,160	48,956,491
Deferred income taxes	1,519,726	1,220,087
Other long-term liabilities	289,047	343,075
Long-term debt, less current portion	—	90,907,537
Total liabilities	159,355,736	168,537,293

Commitments and contingencies (Notes 2, 9 and 10)

Stockholders’ deficit:
Common stock - $0.0001 par value; 100,000,000 shares authorized; 33,327,453 and 33,200,708, respectively, issued and outstanding	3,237	3,182
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Additional paid-in capital	27,589,181	27,021,517
Accumulated other comprehensive (loss) income	(312,093)	355,293
Accumulated deficit	(50,895,255)	(48,476,250)
Total stockholders’ deficit	(23,614,930)	(21,096,258)

Total liabilities and stockholders’ deficit	$135,740,806	$147,441,035
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$38,229,244	$37,491,751	$117,717,573	$114,063,781

Operating expenses
Restaurant operating costs (exclusive of depreciation and amortization shown separately below):
Food, beverage, and packaging costs	11,200,795	10,692,796	34,295,908	32,388,212
Compensation costs	10,544,001	10,279,281	32,197,030	30,611,334
Occupancy costs	2,918,060	2,912,508	8,858,598	8,662,718
Other operating costs	8,428,577	8,461,334	25,254,856	24,817,359
General and administrative expenses	3,546,962	2,033,302	7,709,931	6,456,962
Depreciation and amortization	2,427,067	2,908,608	7,636,396	9,175,853
Impairment and loss on asset disposal	5,387	918,399	28,963	931,196
Total operating expenses	39,070,849	38,206,228	115,981,682	113,043,634

Operating (loss) profit	(841,605)	(714,477)	1,735,891	1,020,147

Interest expense	(1,453,803)	(1,609,277)	(4,436,535)	(4,865,308)
Other income, net	448,450	24,779	505,689	77,995
Loss before income taxes	(1,846,958)	(2,298,975)	(2,194,955)	(3,767,166)

Income tax benefit (expense)	(214,015)	505,644	(279,834)	961,535
Net loss	$(2,060,973)	$(1,793,331)	$(2,474,789)	$(2,805,631)

Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	32,677,823	30,643,240	32,228,351	27,990,420
 The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Net loss	$(2,060,973)	$(1,793,331)	$(2,474,789)	$(2,805,631)

Other comprehensive income (loss):
Unrealized changes in fair value of interest rate swaps, net of tax of $0, ($166,380), $79,617 and ($252,619), respectively.	(38,663)	4,241	(611,602)	950,425
Comprehensive loss	$(2,099,636)	$(1,789,090)	$(3,086,391)	$(1,855,206)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances - December 31, 2017	26,859,125	$2,625	$21,776,402	$(283,208)	$(44,724,454)	$(23,228,635)
Adoption of ASU 2016-02 (Note 1)	—	—	—	—	1,395,492	1,395,492
Issuance of restricted shares	216,500	—	—	—	—	—
Forfeitures of restricted shares	(4,585)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(29,924)	(3)	(43,614)	—	—	(43,617)
Employee stock purchase plan	14,374	1	18,973	—	—	18,974
Share-based compensation	81,024	20	234,738	—	—	234,758
Other comprehensive income	—	—	—	708,342	—	708,342
Net income	—	—	—	—	159,870	159,870
Balances - April 1, 2018	27,136,514	$2,643	$21,986,499	$425,134	$(43,169,092)	$(20,754,816)
Issuance of restricted shares	137,930	—	—	—	—	—
Forfeitures of restricted shares	(1,000)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(9,688)	(1)	(6,388)	—	—	(6,389)
Employee stock purchase plan	18,629	2	22,974	—	—	22,976
Share-based compensation	—	4	153,023	—	—	153,027
Other comprehensive income	—	—	—	237,842	—	237,842
Net loss	—	—	—	—	(1,172,170)	(1,172,170)
Balances - July 1, 2018	27,282,385	$2,648	$22,156,108	$662,976	$(44,341,262)	$(21,519,530)
Issuance of restricted shares	20,689	—	—	—	—	—
Forfeitures of restricted shares	(29,336)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(10,551)	(1)	(20,344)	—	—	(20,345)
Issuance of common shares from offering, net of fees and expenses of $.7 million	5,300,000	530	4,579,251	—	—	4,579,781
Employee stock purchase plan	14,075	2	16,968	—	—	16,970
Share-based compensation	—	—	117,648	—	—	117,648
Other comprehensive income	—	—	—	4,241	—	4,241
Net loss	—	—	—	—	(1,793,331)	(1,793,331)
Balances - September 30, 2018	32,577,262	$3,179	$26,849,631	$667,217	$(46,134,593)	$(18,614,566)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)

			Additional	Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances - December 30, 2018	33,200,708	3,182	27,021,517	355,293	(48,476,250)	(21,096,258)
Adoption of ASU 2018-02 (Note 1)	—	—	—	(55,784)	55,784	—
Issuance of restricted shares	—	—	—	—	—	—
Forfeitures of restricted shares	(500)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(17,458)	(2)	(25,907)	—	—	(25,909)
Employee stock purchase plan	32,834	3	28,134	—	—	28,137
Share-based compensation	—	5	168,333	—	—	168,338
Other comprehensive loss	—	—	—	(185,171)	—	(185,171)
Net income	—	—	—	—	55,441	55,441
Balances - March 31, 2019	33,215,584	$3,188	$27,192,077	$114,338	$(48,365,025)	$(21,055,422)
Issuance of restricted shares	87,500	—	—	—	—	—
Forfeitures of restricted shares	(6,500)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(43,295)	(4)	(29,933)	—	—	(29,937)
Employee stock purchase plan	20,891	2	15,662	—	—	15,664
Share-based compensation	—	18	152,552	—	—	152,570
Other comprehensive loss	—	—	—	(387,768)	—	(387,768)
Net loss	—	—	—	—	(469,257)	(469,257)
Balances - June 30, 2019	33,274,180	$3,204	$27,330,358	$(273,430)	$(48,834,282)	$(21,774,150)
Issuance of restricted shares	213,330	—	—	—	—	—
Forfeitures of restricted shares	(18,570)	—	—	—	—	—
Shares effectively repurchased for required withholding taxes	(156,525)	(16)	(129,155)	—	—	(129,171)
Employee stock purchase plan	15,038	2	8,864	—	—	8,866
Share-based compensation	—	47	379,114	—	—	379,161
Other comprehensive loss	—	—	—	(38,663)	—	(38,663)
Net loss	—	—	—	—	(2,060,973)	(2,060,973)
Balances - September 29, 2019	33,327,453	$3,237	$27,589,181	$(312,093)	$(50,895,255)	$(23,614,930)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSIFIED RESTAURANT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(2,474,789)	$(2,805,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,636,396	9,175,853
Amortization of operating lease assets	4,588,220	4,621,128
Amortization of debt discount and loan fees	192,597	231,392
Impairment and loss on asset disposals	28,963	931,196
Share-based compensation	700,069	505,433
Deferred income taxes	543,365	(985,393)
Changes in operating assets and liabilities that provided (used) cash:
Accounts receivable	344,500	348,763
Inventory	78,616	184,244
Prepaid and other assets	24,899	(104,671)
Intangible assets	—	(20,000)
Other long-term assets	(53,744)	(8,312)
Accounts payable	480,721	(753,767)
Operating lease liabilities	(4,607,277)	(4,454,507)
Accrued liabilities	2,228,533	1,274,270
Net cash provided by operating activities	9,711,069	8,139,998

Cash flows from investing activities
Purchases of property and equipment	(2,048,201)	(1,289,884)
Net cash used in investing activities	(2,048,201)	(1,289,884)

Cash flows from financing activities
Repayments of long-term debt	(8,828,153)	(8,679,842)
Proceeds from employee stock purchase plan	52,667	58,920
Tax withholdings for restricted stock	(185,017)	(70,351)
Issuance of common stock, net of fees and expenses of $.7 million	—	4,579,781
Net cash used in financing activities	(8,960,503)	(4,111,492)

Net (decrease) increase in cash and cash equivalents	(1,297,635)	2,738,622

Cash and cash equivalents, beginning of period	5,364,014	4,371,159

Cash and cash equivalents, end of period	$4,066,379	$7,109,781

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

DRH currently operates 64 BWW restaurants (20 in Michigan, 17 in Florida, 15 in Missouri, 7 in Illinois and 5 in Indiana).

Basis of Presentation

The consolidated financial statements as of September 29, 2019 and December 30, 2018, and for the three and nine-month periods ended September 29, 2019 and September 30, 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information as of September 29, 2019 and for the nine-month periods ended September 29, 2019 and September 30, 2018 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The consolidated financial information as of December 30, 2018 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2018, which is included in Part II Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2018, and should be read in conjunction with such consolidated financial statements.

The results of operations for the nine-month periods ended September 29, 2019 and September 30, 2018 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 29, 2019.

Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Since December 30, 2018, there has been one significant change in our accounting policies related to the implementation of ASU No. 2016-02, Leases, which is presented below and in Note 9.

Going Concern

As further discussed in Note 6, the Company has approximately $94.0 million of debt outstanding under its $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Credit Facility”) with a maturity date of June 29, 2020. The debt agreement contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio and a maximum permitted lease adjusted leverage ratio which were reset pursuant an amendment dated February 28, 2018. This amendment also changed the definition of "consolidated EBITDA" used in the calculation of these financial covenants to permit the inclusion of a maximum of $5 million of equity proceeds over the remaining term of the agreement.

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018 and through the second quarter of 2019.

Beginning in the third quarter of 2019, the net proceeds from the registered public offering were no longer included in "consolidated EBITDA" and, as a result, the Company is currently not in compliance with these financial covenants which constitutes a default under the Credit Facility. Accordingly, at the election of lenders representing more than 50% of total credit exposure, the lenders could, among other things, charge default interest or accelerate the outstanding indebtedness, neither of which has occurred.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As further discussed in Note 15, on November 6, 2019, the Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Patton Wings Intermediate Holdings, LLC (“Parent”), and Golden Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger Agreement is consummated, the Credit Facility will be repaid and discharged.

The Company is in discussions with Citizens concerning a waiver and an amendment to the Credit Facility. While the Company has successfully negotiated financial covenant amendments in the past, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

Until such time as the Company has successfully negotiated financial covenant amendments or executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so and, accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
In the following table, revenue is disaggregated by product mix.

Disaggregated Revenue

Product	Three Months Ended September 29, 2019	Three Months Ended September 30, 2018
Food	$32,135,892	$31,394,837
Alcohol	6,093,352	6,096,914
Total	$38,229,244	$37,491,751

Product	Nine Months Ended September 29, 2019	Nine Months Ended September 30, 2018
Food	$98,885,684	$95,404,774
Alcohol	18,831,889	18,659,007
Total	$117,717,573	$114,063,781

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

In conjunction with our adoption of the new lease accounting standard, certain line items have been adjusted on our opening balance sheets as of January 1, 2018 and December 31, 2018 to conform to the current period presentation. As of January 1, 2018, the line items impacted and adjustments consist of: the addition of $50.0 million in ROU assets, $6.3 million in current operating lease liabilities, $46.9 million in non-current operating lease liabilities, and $1.4 million in retained earnings; and the removal of $0.1 million of intangible assets, $2.6 million in deferred rent, $0.5 million of unfavorable operating lease liabilities, and $1.5 million in deferred gains associated with prior sale leaseback transactions. As of December 31, 2018, the line items impacted and adjustments consist of: the addition of $52.3 million in ROU assets, $6.7 million in current operating lease liabilities, $49.0 million in non-current operating lease liabilities, and $1.3 million in retained earnings; and the removal of $0.1 million of intangible assets, $2.8 million in deferred rent, $0.4 million of unfavorable operating lease liabilities, and $1.4 million in deferred gains associated with prior sale leaseback transactions. Additionally, the Consolidated Statement of Operations for the three and nine months ended September 30, 2018, reflects an increase in general and administrative expense of approximately $32,000 and $96,000, respectively. Refer to Note 9 for further details.

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

Lease Guarantees

At September 29, 2019, the Company is a guarantor for 9 leases, three of which have been re-leased to unaffiliated parties. In the event the respective lessees cannot make their lease payments, the Company may become responsible for the payments under its guarantee.

Upon the Spin-Off of Bagger Dave's, in accordance with ASC 460, Guarantees, the Company evaluated its liability from the lease guarantees first by estimating the non-contingent component representing the estimated fair market value of the guarantees at inception, and recorded a liability. As of September 29, 2019 and December 30, 2018, the liability is $0.2 million and $0.3 million, respectively, and it is included in other liabilities on the Consolidated Balance Sheet. Prior to the Spin-Off, no liability had been recorded as a result of the affiliate relationship between the Company and Bagger Dave’s.

Secondly, the Company considered the contingent component of the guarantees and concluded that, as of September 29, 2019 and December 30, 2018, no loss under the guarantees was probable because all of the Bagger Dave's restaurants subject to the guaranteed leases are either currently operating or the site has been leased to another tenant who is responsible for, and making, the lease payments.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $6.6 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of September 29, 2019. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. The guarantee expiration dates range from less than 5 months to 11 years as of September 29, 2019. In the event that the Company is required to perform under any of its lease guarantees, we do not believe the liability would be material because we would first seek to minimize the exposure by finding a suitable tenant to lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation. In reaching our conclusion, we also considered the following:

•	the financial condition of Bagger Dave’s, including its ability to service the lease payments on the locations it continues to operate;

•	its history of incurring operating losses;

•	its liquidity position and the actions available to it should its liquidity deteriorate to such a degree that its ability to service required lease payments is threatened; and

•	the actions available to the Company to avoid or mitigate potential losses should Bagger Dave's become unable to service one or more of the leases that the Company guarantees.

The following table discloses the guarantee expiration of all Bagger Dave's leases that include a guarantee by the Company as of September 29, 2019:

Guarantee Expiration	Future guaranteed lease payments
Less than six years	$737,766
Six to eleven years	5,894,265
Total	$6,632,031

3.          PROPERTY AND EQUIPMENT, NET

Property and equipment are comprised of the following assets:

	September 29, 2019	December 30, 2018
Equipment	$28,470,089	$27,541,376
Furniture and fixtures	6,848,436	6,742,523
Leasehold improvements	57,702,781	57,344,678
Restaurant construction in progress	346,013	439,321
Total	93,367,319	92,067,898
Less accumulated depreciation	(64,563,764)	(57,644,553)
Property and equipment, net	$28,803,555	$34,423,345

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

4.        INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 29, 2019	December 30, 2018
Amortized intangible assets
Franchise fees	$1,305,642	$1,305,642
Trademark	2,500	2,500
Non-compete	76,560	76,560
Total	1,384,702	1,384,702
Less accumulated amortization	(596,853)	(534,540)
Total amortized intangible assets, net	787,849	850,162

Unamortized intangible assets
Liquor licenses	1,256,327	1,256,327
Total intangible assets, net	$2,044,176	$2,106,489

Amortization expense was $21,029 and $22,212, $63,087 and $63,822 for the three-month periods ended September 29, 2019 and September 30, 2018, and nine-month periods ended September 29, 2019 and September 30, 2018, respectively.

The aggregate weighted-average amortization period for intangible assets is 7.2 years at September 29, 2019.

5.    OTHER ACCRUED LIABILITIES

	September 29, 2019	December 30, 2018
Sales tax payable	$870,398	$940,165
Accrued interest	420,686	484,535
Accrued royalty fees	732,111	173,189
Accrued property taxes	702,151	224,865
Accrued loyalty rewards	1,073,031	847,434
Interest rate swap liability	312,093	—
Other	59,499	151,047
Total other accrued liabilities	$4,169,969	$2,821,235

6.           DEBT

Debt consists of the following obligations:

	September 29, 2019	December 30, 2018
$120.0 million term loan - the rate at September 29, 2019 and December 30, 2018 was 5.60% and 5.85%, respectively.	$72,198,615	$79,698,616
$30.0 million development line of credit, converted to the DF Term Loan in December 2016 and June 2018. The rate at September 29, 2019 and December 30, 2018 was 5.60% and 5.85%, respectively.	16,783,107	18,111,259
$5.0 million revolving line of credit - the rate at September 29, 2019 and December 30, 2018 was 5.53% and 6.01%, respectively.	5,000,000	5,000,000
Unamortized discount and debt issuance costs	(194,648)	(387,245)
Total debt	93,787,074	102,422,630

Less current portion	(93,787,074)	(11,515,093)
Long-term debt, net of current portion	$—	$90,907,537

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of September 29, 2019 and December 30, 2018, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

The interest rate for each of the loans, as selected by the borrower, is based upon either a LIBOR or base rate (generally Prime or Fed Funds) plus an applicable margin, which ranges from 2.25% to 3.5% for LIBOR loans and from 1.25% to 2.5% for base rate loans, depending on the lease adjusted leverage ratio as defined in the agreement.

Fees related to the term debt are recorded as debt discount. Debt issuance costs represent legal, consulting and financial costs associated with debt financing. As a result of the December 2016 Amendment, the Company incurred $197,889 of debt issuance costs recorded as a part of debt discount. Debt discount related to term debt, net of accumulated amortization totaled $194,648 and $387,245 at September 29, 2019 and December 30, 2018, respectively. Debt discount and debt issuance cost are amortized over the life of the debt and are recorded in interest expense using the effective interest method.

For the three-month periods ended September 29, 2019 and September 30, 2018 and nine-month periods ended September 29, 2019 and September 30, 2018 interest expense was $1.5 million and $1.6 million, $4.4 million and $4.9 million, respectively.

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

On July 24, 2018, the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018 and through the second quarter of 2019.

Beginning in the third quarter of 2019, the net proceeds from the registered public offering were no longer included in "consolidated EBITDA" and, as a result, the Company is currently not in compliance with these financial covenants which constitutes a default under the Credit Facility. Accordingly, at the election of lenders representing more than 50% of total credit exposure, the lenders could, among other things, charge default interest or accelerate the outstanding indebtedness, neither of which has occurred.

As further discussed in Note 15, on November 6, 2019, the Company entered into the Merger Agreement providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Credit Facility will be repaid and discharged.

The Company is in discussions with Citizens concerning a waiver and an amendment to the Credit Facility. While the Company has successfully negotiated financial covenant amendments in the past, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

At September 29, 2019, the Company has two interest rate swap agreements to fix a portion of the interest rates on its variable rate debt. The swap agreements all qualify for hedge accounting. Under the swap agreements, the Company receives interest at

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

the one-month LIBOR and pays a fixed rate. Since these swap agreements qualify for hedge accounting, the changes in fair value are recorded in other comprehensive income (loss), net of tax. The fair value of the derivative assets and liabilities are included in prepaid and other assets and other accrued liabilities on the Consolidated Balance Sheets, respectively. See Note 13 for additional information pertaining to interest rate swaps.

The following tables summarize the fair value of derivative instruments designated as cash flow hedges which were outstanding:

			September 29, 2019
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
January 2015	1.8%	December 2019	$20,464,285	$8,370	$—
August 2015	2.3%	June 2020	57,819,048	—	320,463
Total			$78,283,333	$8,370	$320,463

			December 30, 2018
			Notional amounts	Derivative assets	Derivative liabilities
Interest rate swaps	Rate	Expires
April 2012	1.4%	April 2019	$761,905	$1,689	$—
January 2015	1.8%	December 2019	25,809,524	152,011	—
August 2015	2.3%	June 2020	58,930,655	225,426	—
Total			$85,502,084	$379,126	$—

7.            SHARE-BASED COMPENSATION

Restricted share awards

The Company's Stock Incentive Plan of 2017 authorizes a total of 2,500,000 shares of common stock for issuance as incentive awards.

For the nine-months ended September 29, 2019 and September 30, 2018 restricted shares were issued to certain team members under the Stock Incentive Plan of 2017 at a weighted-average grant date fair value of $0.78 and $1.29, respectively. Based on the standard form of Stock Award Agreement, shares typically vest ratably over either a one or three year period, or on the third anniversary of the grant date, as determined by the Company's Compensation Committee. Upon vesting, the Company withholds shares to cover the minimum withholding requirement, unless the recipient opts out. Unrecognized share-based compensation expense of $0.4 million at September 29, 2019 will be recognized over the remaining weighted-average vesting period of 1.9 years. The total grant date fair value of shares vested during the nine-month periods ended September 29, 2019 and September 30, 2018, was $1.3 million and $0.6 million, respectively. The increase in 2019 is due to accelerated vesting of restricted stock, as a result of executive resignations during the third quarter of 2019. Under the Stock Incentive Plan of 2017, there were 1.0 million shares available for future awards at September 29, 2019.

The following table presents the restricted stock transactions during the nine-month period ended September 29, 2019:

Number of Restricted Stock Shares
Unvested, December 30, 2018	1,274,839
Granted	300,830
Vested	(700,102)
Vested shares tax portion	(217,278)
Expired/Forfeited	(25,570)
Unvested, September 29, 2019	632,719

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

On July 30, 2010, prior to the adoption of the Stock Incentive Plan of 2011, DRH granted options for the purchase of 210,000 shares of common stock to the directors of the Company. These options are fully vested and had an original expiration date six years from the date of issuance. On July 28, 2016, the Stock Option Agreement of 2010 was amended to extend the expiration date of these options to July 31, 2019. The options could have been exercised at a price of $2.50 per share. The 150,000 options outstanding expired unexercised on July 31, 2019.

Employee stock purchase plan

The Company reserved 250,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to team members subject to employment eligibility requirements. Participants may purchase common stock at 85.0% of the lesser of the start or end price for the offering period. The plan has four offering periods, each start/end date coincides with the fiscal quarter and are awarded on the last day of the offering period. During the nine-months ended September 29, 2019 and September 30, 2018, the Company issued 68,763 and 47,078 shares, respectively. Under the ESPP, there were 7,151 shares available for future purchase at September 29, 2019. Based on the rate of past purchases under the ESPP, we expect that there will be no shares available for issuance under the ESPP after December 29, 2019.

Share-based compensation

Share-based compensation of $0.4 million and $0.1 million was recognized during both three-month periods ended September 29, 2019 and September 30, 2018 and $0.7 million and $0.5 million for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively as compensation costs in the Consolidated Statements of Operations and as additional paid-in capital on the Consolidated Statements of Stockholders' Deficit to reflect the grant date fair value of shares vested.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.0001. No preferred shares are issued or outstanding as of September 29, 2019. Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a Board of Directors' resolution prior to issuance of any series of preferred stock.

8.           INCOME TAXES

The effective income tax provision (benefit) rate was 11.6% and (22.0)%, 12.7% and (25.5)% for the three-month periods ended September 29, 2019 and September 30, 2018, and nine-month periods ended September 29, 2019 and September 30, 2018, respectively. The change in the effective income tax rate for the nine months ended September 29, 2019 compared with the nine months ended September 30, 2018 is primarily attributable to the tax effects of indefinite-lived intangible amortization against the differences in income before taxes and the full year earnings expectation.

In accordance with the provisions of ASC 740, a valuation allowance was established as of December 31, 2017, for the deferred tax assets of the Company, and remains in place as of September 29, 2019. On a quarterly basis, the Company evaluates the recoverability of the deferred tax asset by reviewing current and projected company and restaurant industry trends, and the macro economic environment.

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9.           LEASES

General Lease Information

As of September 29, 2019, we operated 64 Company-owned restaurants, all of which are leased properties. Our restaurants range in size from approximately 5,300 square feet to 13,500 square feet with the majority of our restaurants located in stand-alone buildings and/or end-cap positions in strip malls, with a few being in strip mall in-line positions. The Company's initial restaurant lease terms range from 10-20 years and frequently require us to pay variable lease costs, which include a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Typically, our restaurant operating lease renewal options allow us to extend the lease terms for periods of five to 10 years, though the options are not recognized in the ROU assets or lease liabilities. Some restaurant leases provide for contingent rental payments payable only when sales exceed certain thresholds. The sales thresholds were not met and no contingent rental payments were incurred during the three-month periods ended September 29, 2019 and September 30, 2018 and nine-month periods ended September 29, 2019 and September 30, 2018. Most of our real estate leases incorporate incremental rent increases based on the passage of time.

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

Amounts Recognized in the Financial Statements

	Three months ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Lease cost:
Operating lease cost	$2,343,301	$2,349,266	$7,055,109	$7,067,040
Variable lease cost	705,245	664,598	2,186,229	1,915,359
Sublease income	(61,100)	(61,100)	(183,300)	(146,763)
Total lease cost	$2,987,446	$2,952,764	$9,058,038	$8,835,636

Supplemental information:
Cash paid for operating lease liabilities	$2,360,867	$2,340,516	$7,038,304	$7,058,289
ROU assets obtained in exchange for new operating lease liabilities (1)	$—	$4,540,573	$641,126	$56,736,037
Weighted-average remaining lease term - operating leases	9.0 Years	9.8 Years	9.0 Years	9.8 Years
Weighted-average discount rate - operating leases	6.0%	6.0%	6.0%	6.0%
(1)Amounts for the nine months ended September 30, 2018 include the transition adjustment for the adoption of ASU 2016-02 discussed in Note 1

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Scheduled future undiscounted minimum lease payments for each of the next five years and thereafter for non-cancelable operating leases with initial or remaining lease terms in excess of one year at September 29, 2019 are summarized as follows:

Year	Amount
Remainder of 2019	$2,336,949
2020	9,397,937
2021	8,796,614
2022	8,013,556
2023	7,096,801
Thereafter	33,059,110
Total lease payments	68,700,967
Less: imputed interest	(17,040,400)
Present value of lease liabilities	$51,660,567

10.           COMMITMENTS AND CONTINGENCIES

Refer to Note 2 for a discussion of lease guarantees provided by the Company.

Franchise Related
The Company is required to pay BWW royalties (5.0% of net sales) and advertising fund contributions (2.90% of net sales). In addition, the Company is required to spend an additional 0.25% of regional net sales on advertising in non-cooperative markets and 0.35% of regional net sales in markets with advertising cooperatives, for the term of the individual franchise agreements. The Company incurred $1.9 million for both three-month periods ended September 29, 2019 and September 30, 2018 and $5.8 million and $5.7 million in royalty expense for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively. Advertising fund contribution expenses were $1.1 million and $1.2 million, and $3.5 million and $3.7 million for the three-month periods ended September 29, 2019 and September 30, 2018 and nine-month periods ended September 29, 2019 and September 30, 2018, respectively. Amounts are recorded in Other operating costs on the Consolidated Statement of Operations.

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

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

11.         EARNINGS PER SHARE

The following is a reconciliation of basic and fully diluted earnings per common share for the three and nine month periods ended September 29, 2019 and September 30, 2018:

	Three Months Ended
	September 29, 2019	September 30, 2018
Net loss	$(2,060,973)	$(1,793,331)

Weighted-average shares outstanding	32,677,823	30,643,240
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	32,677,823	30,643,240

Earnings per common share	$(0.06)	$(0.06)

Earnings per common share - assuming dilution	$(0.06)	$(0.06)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Net loss	$(2,474,789)	$(2,805,631)

Weighted-average shares outstanding	32,228,351	27,990,420
Effect of dilutive securities	—	—
Weighted-average shares outstanding - assuming dilution	32,228,351	27,990,420

Earnings per common share	$(0.08)	$(0.10)

Earnings per common share - assuming dilution	$(0.08)	$(0.10)

During the three and nine month periods ended September 29, 2019 and September 30, 2018, 632,719 and 675,589 shares, respectively, of unvested restricted stock were excluded from the calculation of diluted earnings per share because such shares were anti-dilutive.

During the three and nine month periods ended September 30, 2018, 150,000 options were excluded from the calculation of diluted earnings per share because such options were anti-dilutive. The options expired on July 31, 2019.

12.            SUPPLEMENTAL CASH FLOWS INFORMATION

Other Cash Flows Information

Cash paid for interest was $1.4 million and $1.6 million, $4.3 million and $4.7 million, during the three-month periods ended September 29, 2019 and September 30, 2018 and nine-month periods ended September 29, 2019 and September 30, 2018, respectively.

Cash paid for income taxes was $0 and $23,662, $10,582 and $23,857 during the three-month periods ended September 29, 2019 and September 30, 2018, and nine-month periods ended September 29, 2019 and September 30, 2018, respectively.

Supplemental Schedule of Non-Cash Operating, Investing, and Financing Activities

Non-cash investing activities for property and equipment not yet paid as of both September 29, 2019 and September 30, 2018, was $0.1 million.

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

As of September 29, 2019 and December 30, 2018, respectively, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, interest rate swaps, lease guarantee liability, and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value, due to their short-term nature.

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

As of September 29, 2019 and December 30, 2018, our total debt was approximately $93.8 million and $102.4 million, respectively, which approximated fair value because the applicable interest rates are adjusted frequently based on short-term market rates (Level 2).

There were no transfers between levels of the fair value hierarchy during the three and nine month period ended September 29, 2019 and the fiscal year ended December 30, 2018.

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 29, 2019:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$(312,093)	$—	$(312,093)
Lease guarantee liability	—	(243,298)	—	(243,298)
Total	$—	$(555,391)	$—	$(555,391)

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 30, 2018:

FAIR VALUE MEASUREMENTS
Description	Level 1	Level 2	Level 3	Asset/(Liability) Total
Interest rate swaps	$—	$379,126	$—	$379,126
Lease guarantee liability	—	(282,084)	—	(282,084)
Total	$—	$97,042	$—	$97,042

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes each component of Accumulated Other Comprehensive Income (Loss) ("AOCI"):

	Three Months Ended September 29, 2019	Three Months Ended September 30, 2018
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$(273,430)	$662,976

Gain (loss) recorded	(38,663)	170,621
Tax benefit (expense)	—	(166,380)
Other comprehensive income (loss)	(38,663)	4,241

Ending balance AOCI	$(312,093)	$667,217

	Nine Months Ended September 29, 2019	Nine Months Ended September 30, 2018
	Interest Rate Swaps	Interest Rate Swaps
Beginning balance	$355,293	$(283,208)

Gain (loss) recorded	(691,219)	1,203,044
Tax benefit (expense)	79,617	(252,619)
Adoption of ASU 2018-02 (Note 1)	(55,784)	—
Other comprehensive income (loss)	(667,386)	950,425

Ending balance AOCI	$(312,093)	$667,217

DIVERSIFIED RESTAURANT HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

15.    SUBSEQUENT EVENT

Merger Agreement
On November 6, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Patton Wings Intermediate Holdings, LLC, a Delaware limited liability company (“Parent”), and Golden Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of ICV Partners IV, L.P. In the Merger, our shareholders will receive $1.05 in cash for each share of common stock of the Company.

The closing of the Merger is expected to occur in the fourth quarter of 2019 or the first quarter of 2020. The closing is subject to certain conditions, including, but not limited to, the approval of our stockholders, the satisfaction of other customary closing conditions, and receipt of consent to the Merger from Buffalo Wild Wings International, Inc. (the “Franchisor”). Many of these conditions are outside our control, and we cannot provide any assurance as to whether or when the Merger will be consummated or whether our shareholders will realize the anticipated benefits of completing the Merger. Also, if we do not receive the consent of the Franchisor or the closing conditions are not satisfied or if an event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty and other negative consequences that may materially and adversely affect our business, financial position and results of operations.

The Merger Agreement contains certain termination rights for each of the Company and Parent. In addition to their respective termination rights, and subject to certain limitations, the Company or Parent may terminate the Merger Agreement if the Merger is not consummated by February 28, 2020.

Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, including to accept a superior proposal (subject to compliance with certain notice and other requirements), the Company will be required to pay Parent a termination fee of $4,000,000. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $4,000,000 upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, including if the Company terminates the Merger Agreement because Parent’s or Merger Sub’s uncured breach of its respective representations and warranties or the failure to perform its respective covenants and other agreements under the Merger Agreement causes the Company’s obligation to consummate the Merger to not be satisfied, or (ii) Parent, after satisfaction of the closing conditions (other than those conditions that by their terms are to be satisfied at the Closing), has not consummated the Merger within five business days of when it is otherwise required.

In 2019, through the date of this filing, we have incurred an estimated amount of external legal, advisory and financial services fees and certain internal labor and associated costs related to the Merger of approximately $0.8 million.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this “Quarterly Report on Form 10-Q” may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management team with respect to future events, including our financial performance, business and industry in general and the Merger. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate,” and variations of such words and similar statements of a future or forward-looking nature are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions.

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

RESULTS OF OPERATIONS

For the three-month periods ended September 29, 2019 ("Third Quarter 2019") and September 30, 2018 ("Third Quarter 2018"), revenue was generated primarily from the operations of 64 and 65 restaurants, respectively. Quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing and number of new restaurant openings and related expenses, increases or decreases in same store sales, changes in commodity prices, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. Same store sales are generally defined as a restaurant's comparable sales in the first full month after the 18th month of operation. However, restaurants may be excluded from comparable sales as a result of other factors including, remodel-related closures or significant construction impacts. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Our comparable restaurant base consisted of 63 restaurants at both September 29, 2019 and September 30, 2018, respectively.

Results of Operations for the Third Quarter 2019 and Third Quarter 2018

	Three months ended
	September 29, 2019	September 30, 2018
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.3%	28.5%
Compensation costs	27.6%	27.4%
Occupancy costs	7.6%	7.8%
Other operating costs	22.0%	22.6%
General and administrative expenses	9.3%	5.4%
Depreciation and amortization	6.3%	7.8%
Impairment and loss on asset disposal	—%	2.4%
Total operating expenses	102.1%	101.9%

Operating (loss) profit	(2.1)%	(1.9)%

Interest expense	(3.8)%	(4.3)%
Other income, net	1.2%	0.1%
Loss before income taxes	(4.7)%	(6.1)%

Income tax benefit (expense)	(0.6)%	1.3%
Net loss	(5.3)%	(4.8)%

Revenue for Third Quarter 2019 was $38.2 million, an increase of $0.7 million, or 2.0%, compared to $37.5 million of revenue generated during Third Quarter 2018. The increase in sales was the result of an increase in off-premise sales, partially offset by lower dine-in sales. Third Quarter 2019 same-store sales increased 2.4%.

Food, beverage, and packaging costs increased by $0.5 million, or 4.8%, to $11.2 million in Third Quarter 2019 from $10.7 million in Third Quarter 2018 due to higher sales volumes. Food, beverage, and packaging costs as a percentage of revenue increased to 29.3% in Third Quarter 2019 from 28.5% in Third Quarter 2018 primarily due to higher traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.10 in Third Quarter 2019 compared with $1.67 in Third Quarter 2018.

Compensation costs increased by $0.2 million, or 2.6%, to $10.5 million in Third Quarter 2019 from $10.3 million in Third Quarter 2018 due to higher sales volume and higher average wages. Compensation costs as a percentage of sales increased to 27.6% in Third Quarter 2019 from 27.4% in Third Quarter 2018 as a result of increases in average wages.

Occupancy costs were flat at $2.9 million in Third Quarter 2019 and Third Quarter 2018. Occupancy as a percentage of sales decreased to 7.6% in Third Quarter 2019 compared with 7.8% in Third Quarter 2018 as a result of higher sales volume.

Other operating costs decreased $0.1 million, or 0.4%, to $8.4 million in Third Quarter 2019 from $8.5 million in Third Quarter due to expenses associated with the closure of one location in Third Quarter 2018 and lower delivery fees driven by contract negotiations. These decreases were partially offset by increased royalty and advertising fund contributions as a result of higher sales volume. Other operating costs as a percentage of sales decreased to 22.0% in Third Quarter 2019 from 22.6% in Third Quarter 2018.

General and administrative expenses increased by $1.5 million or 74.4% to $3.5 million in Third Quarter 2019 from $2.0 million in the Third Quarter 2018. The increase was due to expenses related to company restructuring, including severance payments, partially offset by lower marketing spend. General and administrative expenses as a percentage of sales increased to 9.3% in Third Quarter 2019 from 5.4% in Third Quarter 2018.

Depreciation and amortization decreased by $0.5 million, or 16.6%, to $2.4 million in Third Quarter 2019 from $2.9 million in Third Quarter 2018. This decrease was primarily due to lower asset values as a result of fixed asset impairments and disposals and fully depreciated assets. Depreciation and amortization as a percentage of sales decreased to 6.3% in Third Quarter 2019 from 7.8% in Third Quarter 2018.

Impairment and loss on asset disposal decreased by $0.9 million to $0.0 million in Third Quarter 2019 from $0.9 million in Third Quarter 2018. This decrease was due to the impairment of fixed assets at one Missouri location in Third Quarter 2018. Impairment and loss on asset disposal as a percentage of sales decreased to 0.0% in Third Quarter 2019.

Results of Operations for the Nine Months Ended September 29, 2019 and September 30, 2018

	Nine months ended
	September 29, 2019	September 30, 2018
Total revenue	100.0%	100.0%

Operating expenses
Food, beverage, and packaging costs	29.1%	28.4%
Compensation costs	27.4%	26.8%
Occupancy costs	7.5%	7.6%
Other operating costs	21.5%	21.8%
General and administrative expenses	6.5%	5.7%
Depreciation and amortization	6.5%	8.0%
Impairment and loss on asset disposal	—%	0.8%
Total operating expenses	98.5%	99.1%

Operating (loss) profit	1.5%	0.9%

Interest expense	(3.8)%	(4.3)%
Other income, net	0.4%	0.1%
Loss before income taxes	(1.9)%	(3.3)%

Income tax benefit (expense)	(0.2)%	0.8%
Net loss	(2.1)%	(2.5)%

Revenue for the nine months ended September 29, 2019 ("Year to Date 2019") was $117.7 million, an increase of $3.7 million, or 3.2%, compared to $114.1 million of revenue generated during the nine months ended September 30, 2018 ("Year to Date 2018"). The increase in sales was the result of an increase in off-premise sales and a favorable number of major sporting events in our core markets during the Second Quarter, partially offset by lower dine-in sales.

Food, beverage, and packaging costs increased by $1.9 million, or 5.9%, to $34.3 million in Year to Date 2019 from $32.4 million in Year to Date 2018 due to higher sales volumes. Food, beverage, and packaging costs as a percentage of revenue increased to

29.1% in Year to Date 2019 from 28.4% in Year to Date 2018 primarily due to higher traditional chicken wing costs. Average cost per pound for traditional bone-in chicken wings, our most significant input cost, increased to $2.06 in Year to Date 2019 compared with $1.74 in Year to Date 2018.

Compensation costs increased by $1.6 million, or 5.2%, to $32.2 million in Year to Date 2019 from $30.6 million in Year to Date 2018 due to higher sales volume, higher average wages, and training cost associated with the launch of several brand initiatives during the first and third quarters of 2019. Compensation costs as a percentage of sales increased to 27.4% in Year to Date 2019 from 26.8% in Year to Date 2018 due to increases in average wages and increased training costs.

Occupancy costs increased by $0.2 million, or 2.3% to $8.9 million in Year to Date 2019 from $8.7 million in Year to Date 2018. The increase was due to receiving a property tax refund in Second Quarter 2018 and higher rent and taxes in other locations, partially offset by rent savings on one less restaurant operating in 2019. Occupancy as a percentage of sales was flat at 7.5% in Year to Date 2019 compared to Year to Date 2018.

Other operating costs increased $0.4 million, or 1.8%, to $25.3 million in Year to Date 2019 from $24.8 million in Year to Date 2018 due to higher delivery fees on increased sales via third party delivery service providers and increased royalty and advertising fund contributions as a result of higher sales volume, partially offset by IT cost saving initiatives. Other operating costs as a percentage of sales decreased to 21.5% in Year to Date 2019 from 21.8% in Year to Date 2018, primarily due to higher average unit volumes.

General and administrative expenses increased $1.3 million, or 19.4% to $7.7 million in Year to Date 2019 from $6.5 million in Year to Date 2018 due to expenses related to company restructuring, including severance payments, partially offset by lower marketing expenses. General and administrative expenses as a percentage of sales increased to 6.5% in Year to Date 2019 from 5.7% in Year to Date 2018 as a result of higher sales volumes.

Depreciation and amortization decreased by $1.5 million, or 16.8%, to $7.6 million in Year to Date 2019 from $9.2 million in Year to Date 2018. This decrease was primarily due to lower asset values as a result of fixed asset impairments and disposals and fully depreciated assets in the second half of 2018. Depreciation and amortization as a percentage of sales decreased to 6.5% in Year to Date 2019 from 8.0% in Year to Date 2018.

Impairment and loss on asset disposal decreased by $0.9 million, or 96.9% to $0.0 million in Year to Date 2019 from $0.9 million in Year to Date 2018. This decrease was primarily due to the impairment of fixed assets at one Missouri location in Third Quarter 2018. Impairment and loss on asset disposal as a percentage of sales decreased to 0.0% in Year to Date 2019 from 0.8% in Year to Date 2018.

INTEREST AND TAXES

Interest expense decreased $0.1 million to $1.5 million or 9.7% in the Third Quarter 2019 from $1.6 million during the Third Quarter 2018.

For Third Quarter 2019, DRH had an income tax expense of $0 compared to Third Quarter 2018 income tax benefit of $0.5 million. Refer to Note 8 for further information on taxes.

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

Payments of principal are based upon a 12-year straight-line amortization schedule, with monthly principal payments of $980,906 on the Term Loans, plus accrued interest. As of September 29, 2019, $5.0 million was outstanding under the RLOC. The entire remaining outstanding principal and accrued interest on the Credit Facility is due and payable on the maturity date of June 29, 2020.

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

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018 and through the second quarter of 2019. The net proceeds from the offering were intended for working capital and general corporate purposes, including repayment of debt.

Beginning in the third quarter of 2019, the net proceeds from the registered public offering were no longer included in "consolidated EBITDA" and, as a result, the Company is currently not in compliance with these financial covenants which constitutes a default under the Credit Facility. Accordingly, at the election of lenders representing more than 50% of total credit exposure, the lenders could, among other things, charge default interest or accelerate the outstanding indebtedness, neither of which has occurred.

As further discussed in Note 15 to our interim consolidated financial statements, on November 6, 2019, the Company entered into the Merger Agreement providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Credit Facility will be repaid and discharged.

The Company is in discussions with Citizens concerning a waiver and an amendment to the Credit Facility. While the Company has successfully negotiated financial covenant amendments in the past, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

Until such time as the Company has successfully negotiated financial covenant amendments or has executed an agreement to amend, refinance or replace the Credit Facility, the Company cannot conclude that it is probable that it will do so and, accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash flow from operations for the nine months ended September 29, 2019 was $9.7 million compared with $8.1 million for the nine months ended September 30, 2018. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses.

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

The Company has determined that its maximum exposure resulting from the lease guarantees includes approximately $6.6 million of future minimum lease payments plus potential additional payments to satisfy maintenance, property tax and insurance requirements under the leases as of September 29, 2019. The terms and conditions of the guarantees vary, and each guarantee has an expiration date which may or may not correspond with the end of the underlying lease term. These expiration dates range from less than 5 months to 11 years as of September 29, 2019. In the event that the Company is required to perform under any of its lease guarantees, we do not believe a liability to the Company would be material because it would first seek to minimize its exposure by finding a suitable tenant to sub-lease the space. In many cases, we expect that a replacement tenant would be found and the lessor would agree to release the Company from its future guarantee obligation.

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

Conclusion regarding the effectiveness of disclosure controls and procedures

As of September 29, 2019, an evaluation was performed under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 29, 2019.

(b) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Risks Related to Our Business

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue as a Going Concern.

In the audit opinion for our consolidated financial statements as of and for the year ended December 30, 2018, BDO USA, LLP, our independent auditors, included an explanatory emphasis of matter paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As further discussed in Note 1 and Note 6 to our interim consolidated financial statements, the Company has approximately $94.0 million of debt outstanding under its $155.0 million senior secured credit facility with a syndicate of lenders led by Citizens (the “Credit Facility”) with a maturity date of June 29, 2020. The Credit Facility contains various customary financial covenants generally based on the earnings of the Company relative to its debt. The financial covenants consist of a quarterly minimum required debt service coverage ratio (the "DSCR") and a maximum permitted lease adjusted leverage ratio (the "LALR").

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018 and through the second quarter of 2019.

Beginning in the third quarter of 2019, the net proceeds from the registered public offering were no longer included in "consolidated EBITDA" and, as a result, the Company is currently not in compliance with these financial covenants which constitutes a default under the Credit Facility. Accordingly, at the election of lenders representing more than 50% of total credit exposure, the lenders could, among other things, charge default interest or accelerate the outstanding indebtedness, neither of which has occurred.

As further discussed in Note 15 to our interim consolidated financial statements, on November 6, 2019, the Company entered into the Merger Agreement providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Credit Facility will be repaid and discharged.

The Company is in discussions with Citizens concerning a waiver and an amendment to the Credit Facility. While the Company has successfully negotiated financial covenant amendments in the past, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

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

On April 17, 2019, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive business days (through April 16, 2019), the market value of the Company’s listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2)(the "Rule"). The notification letter stated that the Company would be afforded 180 calendar days (until October 14, 2019) to regain compliance. In order to regain compliance, the Company’s MVLS must remain at $35 million or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance within the 180 day period, the Company’s securities may be subject to delisting and that, at that time, the Company may appeal the delisting determination to a Hearings Panel.

On October 15, 2019, the Company received notification from the Listing Qualifications Department of the Nasdaq that it had not regained compliance with the Rule. Unless the Company requested an appeal of this determination, trading of the Company's common stock would be suspended at the opening of business on October 24, 2019, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the "SEC"), which will remove the Company's securities from listing and registration on the Nasdaq.

The Company has appealed the determination to a Hearings Panel (the "Panel"), which will stay the suspension of the Company's securities and the filing of the Form 25-NSE with the SEC, pending the Panel's decision. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards. However, there can be no assurance that the Company will be successful in regaining compliance with the Nasdaq listing standards and maintaining the listing of the Company's common stock on Nasdaq.

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

Risks Related to the Merger

On November 6, 2019, we entered into the Merger Agreement pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. In the Merger, our shareholders will receive $1.05 in cash for each share of common stock of the Company. In connection with the Merger, we are subject to certain risks including, but not limited to, those set forth below. For additional information related to the Merger Agreement, please see Note 15, “Subsequent Events” included in Part 1, Item 1, “Notes to Interim Consolidated Financial Statements,” of this quarterly report and to the Current Report on Form 8-K filed with the SEC on November 6, 2019. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the November 6, 2019 Form 8-K.

Our pending potential Merger is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business.

Consummation of the Merger is subject to customary conditions, including without limitation:

•	the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited or prevented by any law or order issued by any court of competent jurisdiction;
•the approval by our stockholders of the Merger Agreement; and
•the consent of the Franchisor.

As a result of the Merger, the following may occur:

•	the attention of management and employees may be diverted from ongoing business operations as they focus on matters relating to the Merger;

•	the public announcement of the Merger may disrupt or otherwise adversely affect our business and our relationships with our customers;

•	our ability to retain our key personnel may be adversely affected due to the uncertainties created by the Merger; and

•
the restrictions and limitations on our conduct of business pending the Merger, and the requirement that the Company conduct its business in the ordinary course, may delay or prevent the Company from undertaking business opportunities that may arise before the completion of the Merger that, absent the Merger Agreement, the Company might have pursued. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. Investors should not place undue reliance on the consummation of the Merger. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties or all of the parties mutually terminate the Merger Agreement, then, among other possible adverse effects:

•	our stockholders will not receive any payment for their shares of common stock;

•	our stock price would likely decrease since the current stock price may reflect a market assumption that the Merger will be consummated;

•	we may experience difficulties in attracting customers or obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;

•	we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with Parent and Merger Sub;

•	our business may have been adversely affected; and

•	we will have incurred significant transaction costs.

We cannot predict or give any assurances as to our stock price at any time before or after the completion of the Merger.

The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees.

In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.

Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results.

If the Merger is not completed, we will be subject to several risks and consequences, including the following:

•
we may be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as litigation costs and fees for legal, accounting, financial advisory and printing services;

•	under the Merger Agreement, we may be required, under certain circumstances, to pay a termination fee of $4,000,000;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies;

•
matters relating to the Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•	we may experience negative reactions from the financial markets and from our customers and employees.

As a result of the contemplated Merger, our common stock has been trading within a narrow price range, which could limit possible returns on any new investment in our common stock.

Beginning with the first trading date following the announcement of the Merger Agreement and the contemplated Merger, November 6, 2019, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low closing price of $1.04 to a high closing price of $1.04. This constricted trading range surrounding the per share merger consideration is typical with respect to proposed transactions such as the Merger, where the trading market may perceive that both the risk of one or more competing proposals to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range is likely to continue until the closing of the Merger. Such a narrow trading range would very likely limit the returns, if any, on any investment in our common stock until the closing or abandonment of the Merger.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our purchases of our common stock during the Third Quarter 2019 were as follows:

Fiscal Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Amount) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(1)

July 1 to July 28	156,525	$0.77	—	—
July 29 to August 25	—	$—	—	—
August 26 to September 29	—	$—	—	—
(1) During Third Quarter 2019, the Company withheld these shares from restricted stock grants to satisfy the individual’s tax withholding obligations upon the vesting of the restricted stock grants.

Item 3. Defaults Upon Senior Securities

On July 24, 2018 the Company completed an underwritten registered public offering of 6 million shares of common stock at a public offering price of $1.00 per share, which included 700,000 shares offered by a certain selling stockholder, for total Company gross proceeds of $5.3 million. The net proceeds from the offering were approximately $4.6 million after deducting the underwriting discounts and commissions and offering expenses payable by us, and were included in "consolidated EBITDA" for purposes of computing financial covenants beginning in the third quarter of 2018 and through the second quarter of 2019.

Beginning in the third quarter of 2019, the net proceeds from the registered public offering were no longer included in "consolidated EBITDA" and, as a result, the Company is currently not in compliance with these financial covenants which constitutes a default under the Credit Facility. Accordingly, at the election of lenders representing more than 50% of total credit exposure, the lenders could, among other things, charge default interest or accelerate the outstanding indebtedness, neither of which has occurred.

As further discussed in Note 15 to our interim consolidated financial statements, on November 6, 2019, the Company entered into the Merger Agreement providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. If the Merger is consummated, the Credit Facility will be repaid and discharged.

The Company is in discussions with Citizens concerning a waiver and an amendment to the Credit Facility. While the Company has successfully negotiated financial covenant amendments in the past, there can be no assurance that it will be successful in obtaining a satisfactory amendment.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Settlement Agreement dated September 9, 2019 by and between Diversified Restaurant Holdings, Inc. and David G. Burke.

10.2	Addendum Agreement dated September 9, 2019 by and between Diversified Restaurant Holdings, Inc. and David G. Burke.

10.3	Settlement Agreement dated September 9, 2019 by and between Diversified Restaurant Holdings, Inc. and Phyllis A. Knight.

10.4	Addendum Agreement dated September 9, 2019 by and between Diversified Restaurant Holdings, Inc. and Phyllis A. Knight.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED RESTAURANT HOLDINGS, INC.

Dated:	November 13, 2019	By:	/s/ T. Michael Ansley
T. Michael Ansley
President (Principal Executive Officer)

		By:	/s/ Toni Werner
Toni Werner
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)